Form 10-Q
period 2020-03-31
SKYWEST INC
filed 2020-05-08
CIK 793733

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2020
Common stock, no par value	50,140,172

SKYWEST, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

ASSETS

	March 31,	December 31,
	2020	2019
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$289,544	$87,206
Marketable securities	288,351	432,966
Income tax receivable	18,945	11,141
Receivables, net	37,197	82,977
Inventories, net	104,800	110,503
Other current assets	30,131	35,553
Total current assets	768,968	760,346

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	7,203,714	7,078,801
Deposits on aircraft	48,858	48,858
Buildings and ground equipment	244,751	265,398
	7,497,323	7,393,057
Less-accumulated depreciation and amortization	(2,103,585)	(1,998,376)
Total property and equipment, net	5,393,738	5,394,681

OTHER ASSETS:
Operating lease right-of-use assets	326,698	336,009
Other assets	172,007	166,093
Total other assets	498,705	502,102
Total assets	$6,661,411	$6,657,129

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2020	2019
	(unaudited)
CURRENT LIABILITIES:
Current maturities of long-term debt	$364,579	$364,126
Accounts payable	407,290	284,473
Accrued salaries, wages and benefits	112,972	133,856
Current maturities of operating lease liabilities	88,649	94,806
Taxes other than income taxes	14,148	15,004
Other current liabilities	32,205	32,411
Total current liabilities	1,019,843	924,676

LONG-TERM DEBT, net of current maturities	2,537,613	2,628,989

DEFERRED INCOME TAXES PAYABLE	633,110	623,580

NONCURRENT OPERATING LEASE LIABILITIES	259,039	259,237

OTHER LONG-TERM LIABILITIES	48,368	45,633

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 82,053,807 and 81,742,937 shares issued, respectively	690,065	686,806
Retained earnings	2,090,509	2,079,179
Treasury stock, at cost, 31,913,635 and 31,420,179 shares, respectively	(617,136)	(590,971)
Total stockholders’ equity	2,163,438	2,175,014
Total liabilities and stockholders’ equity	$6,661,411	$6,657,129

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars and Shares in Thousands, Except per Share Amounts)

(Unaudited)

	Three months ended
	March 31,
	2020	2019
OPERATING REVENUES:
Flying agreements	$709,494	$700,001
Lease, airport services and other	20,442	23,693
Total operating revenues	729,936	723,694
OPERATING EXPENSES:
Salaries, wages and benefits	249,160	257,588
Aircraft maintenance, materials and repairs	160,216	118,262
Depreciation and amortization	111,708	89,986
Airport-related expenses	30,640	30,647
Aircraft fuel	25,413	25,656
Aircraft rentals	17,056	20,158
Special items	—	21,869
Other operating expenses	69,422	63,109
Total operating expenses	663,615	627,275
OPERATING INCOME	66,321	96,419
OTHER INCOME (EXPENSE):
Interest income	2,564	3,807
Interest expense	(30,204)	(32,507)
Other income (expense), net	398	46,725
Total other income (expense), net	(27,242)	18,025
INCOME BEFORE INCOME TAXES	39,079	114,444
PROVISION FOR INCOME TAXES	9,091	26,263
NET INCOME	$29,988	$88,181

BASIC EARNINGS PER SHARE	$0.60	$1.71
DILUTED EARNINGS PER SHARE	$0.59	$1.69
Weighted average common shares:
Basic	50,277	51,440
Diluted	50,559	52,098

COMPREHENSIVE INCOME:
Net income	$29,988	$88,181
Net unrealized appreciation on debt securities, net of taxes	—	32
TOTAL COMPREHENSIVE INCOME	$29,988	$88,213

See accompanying notes to condensed consolidated financial statements

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

(UNAUDITED)

(In Thousands)

	Common Stock		Retained	Treasury Stock
	Shares	Amount	Earnings	Shares	Amount	Total
Balance at December 31, 2019	81,743	$686,806	$2,079,179	(31,420)	$(590,971)	$2,175,014
Change in accounting principle and other (see Note 1)	—		(11,639)	—	—	(11,639)
Balance at December 31, 2019, as adjusted	81,743	686,806	2,067,540	(31,420)	(590,971)	2,163,375
Net income	—	—	29,988	—	—	29,988
Exercise of common stock options and stock issued under equity award plan	287	38	—	—	—	38
Sale of common stock under employee stock purchase plan	24	1,494	—	—	—	1,494
Stock-based compensation expense associated with equity awards, net of forfeitures	—	1,727	—	—	—	1,727
Treasury shares acquired from vested employee stock awards for income tax withholdings	—	—	—	(108)	(6,165)	(6,165)
Treasury stock purchases	—	—	—	(386)	(20,000)	(20,000)
Cash dividends declared ($0.14 per share)	—	—	(7,019)	—	—	(7,019)
Balance at March 31, 2020	82,054	$690,065	$2,090,509	(31,914)	$(617,136)	$2,163,438

						Accumulated
						Other
	Common Stock		Retained	Treasury Stock		Comprehensive
	Shares	Amount	Earnings	Shares	Amount	Income (Loss)	Total
Balance at December 31, 2018	81,239	$690,910	$1,776,585	(29,851)	$(503,182)	$(32)	$1,964,281
Change in accounting principle and other (see Note 7)	—		(13,141)	—	—	—	(13,141)
Balance at December 31, 2018, as adjusted	81,239	690,910	1,763,444	(29,851)	(503,182)	(32)	1,951,140
Net income	—	—	88,181	—	—	—	88,181
Net unrealized depreciation on marketable securities, net of tax of $10	—	—	—	—	—	32	32
Exercise of common stock options and stock issued under equity award plan	521	641	—	—	—	—	641
Sale of common stock under employee stock purchase plan	39	1,620	—	—	—	—	1,620
Stock-based compensation expense (forfeiture credit) associated with equity awards, net	—	(578)	—	—	—	—	(578)
Treasury shares acquired from vested employee stock awards for income tax withholdings	—	—	—	(173)	(9,311)	—	(9,311)
Treasury stock purchases	—	—	—	(476)	(25,000)	—	(25,000)
Cash dividends declared ($0.12 per share)	—	—	(6,158)	—	—	—	(6,158)
Balance at March 31, 2019	81,799	$692,593	$1,845,467	(30,500)	$(537,493)	$—	$2,000,567

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands)

	Three months ended
	March 31,
	2020	2019
NET CASH PROVIDED BY OPERATING ACTIVITIES	$269,483	$154,914

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(236,527)	(498,113)
Sales of marketable securities	381,142	605,693
Proceeds from the sale of aircraft, property and equipment	1,366	43
Acquisition of property and equipment:
Aircraft and rotable spare parts	(73,482)	(197,341)
Buildings and ground equipment	(3,542)	(52,075)
Aircraft deposits applied towards acquired aircraft	—	4,660
Net cash received from sale of ExpressJet subsidiary	—	53,200
Decrease (increase) in other assets	(13,970)	7,028
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	54,987	(76,905)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	19,940
Principal payments on long-term debt	(89,796)	(98,204)
Net proceeds from issuance of common stock	1,532	2,261
Purchase of treasury and common stock and employee income tax paid on equity awards	(26,165)	(34,311)
Increase in debt issuance and lessor initial direct costs	(1,664)	(53)
Payment of cash dividends	(6,039)	(5,141)
NET CASH PROVIDED USED IN FINANCING ACTIVITIES	(122,132)	(115,508)

Increase (decrease) in cash and cash equivalents	202,338	(37,499)
Cash and cash equivalents at beginning of period	87,206	328,384
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$289,544	$290,885

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing activities:
Acquisition of rotable spare parts	$34,100	$—
Debt assumed on aircraft acquired under operating leases	$—	$14,475
Non-cash assets used to acquire aircraft under operating leases	$—	$150,688
Lease liability arising from the recognition of right-of-use asset	$—	$456,472
Cash paid during the period for:
Interest, net of capitalized amounts	$31,413	$34,288
Income taxes	$126	$1,653

SUPPLEMENTAL DISCLOSURE OF SALE OF SUBSIDIARY:
Decrease in carrying amount of assets	$—	$(101,448)
Decrease in carrying amount of liabilities	—	68,341
Cash received from buyers	—	79,632
Gain on sale of subsidiary	$—	$46,525

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated financial statements of SkyWest, Inc. (“SkyWest” or the “Company”) and its operating subsidiary SkyWest Airlines, Inc. (“SkyWest Airlines”) and its leasing subsidiary SkyWest Leasing, Inc. (“SkyWest Leasing”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). On January 22, 2019, the Company completed the sale of its former wholly owned subsidiary, ExpressJet Airlines, Inc. (“ExpressJet”). The Company’s financial and operating results presented in this Report include the financial results of ExpressJet for the period of time ExpressJet was operating as a subsidiary of the Company. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Due in part to the severe impacts from the global COVID-19 (coronavirus) pandemic, in addition to other factors, the results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

Recent Accounting Pronouncements

Recently Adopted Standards

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments” (“Topic 326”), which requires measurement and recognition of expected credit losses for financial assets held and requires enhanced disclosure regarding significant estimates and judgments used in estimating credit losses. Topic 326 is effective for the Company beginning January 1, 2020. The Company adopted Topic 326 on January 1, 2020. The Company’s primary financial assets as of December 31, 2019 included trade receivables from its flying agreements, a note receivable from the sale of ExpressJet, and receivables from aircraft manufacturers and other third parties in the airline industry. The Company recorded a credit loss of $11.6 million net of income tax in conjunction with the adoption of Topic 326. The Company recorded this credit loss as a January 1, 2020 beginning balance sheet entry to retained earnings (net of income tax). Due to the COVID-19 pandemic, the Company recorded additional reserves against certain of the Company’s outstanding financial instruments during the three months ended March 31, 2020. See Note 3, “Flying Agreements Revenue and Lease, Airport Services and Other Revenues,” for more information.

Note 2 — Impact of the COVID-19 Pandemic

COVID-19, which was declared a global health pandemic by the World Health Organization in March 2020, has surfaced in nearly all regions of the world and driven the implementation of significant, government-imposed measures to prevent or reduce its spread, including travel restrictions, closing of borders, “shelter in place” orders and business closures. Consequently, the Company and its major airline partners (as defined in Note 3 below), have experienced an unprecedented decline in the demand for air travel, which has materially and adversely affected the Company’s revenues, particularly under its prorate agreements (as defined in Note 3 below). The spread of the virus and the resulting global pandemic has affected the majority of the domestic and international networks of the Company’s major airline partners for whom it conducts flight operations and relies on to set its flight schedules. While the length and severity of the reduction in demand due to COVID-19 are uncertain, the Company presently expects a more significant negative impact on its results of operations in the second quarter of 2020 and for the remainder of 2020.

In response to these developments, the Company has implemented measures to focus on the personal safety of its passengers and employees, while at the same time seeking to mitigate the impact on the Company’s financial position and operations. These measures include, but are not limited to, the following:

Focus on the Personal Safety of Passengers and Employees. The safety and well-being of the Company’s passengers and employees are the Company’s priorities in every decision it makes. As the COVID-19 pandemic has developed, the Company has taken numerous steps to help passengers and employees take appropriate safety measures on the ground and in the air in keeping with current Centers for Disease Control and Prevention recommendations, including:

●	Working with the Company’s major airline partners to enhance its aircraft cleaning procedures.
●	Working with the Company’s major airline partners to provide masks for crewmembers and ensuring that all fleet service personnel have the necessary personal protective equipment for disinfecting the aircraft.
●	Providing a number of options to employees who are diagnosed with COVID-19, including pay protection and extended leave options.
●	Implementing workforce social distancing and protection measures, enhanced cleaning of the Company’s facilities, including training facilities, using methods and products similar to what the Company is using on its aircraft.

Capacity Reductions. Beginning in March 2020, the Company and its major airline partners experienced an unprecedented decrease in demand for air travel and expect this decline to continue. The Company depends on its major airline partners to contract with the Company to schedule flights. Therefore, in response to this decreased demand, the Company has significantly reduced its capacity. Prior to the COVID-19 pandemic, the Company anticipated operating approximately 2,500 daily departures in the month of April 2020. However, in April it operated approximately 800 to 900 daily departures as a result of COVID-19-related schedule reductions. The Company also anticipates similar schedule reductions will likely continue into the second quarter of 2020 and may continue throughout the remainder of 2020 and into 2021. The Company will continue to work with its major airline partners regarding future schedules and make further demand-driven adjustments to its capacity as needed. The Company anticipates certain aircraft with scheduled contract expirations in 2020 will not be extended as a result of decreased demand including 55 Canadair CRJ200 regional aircraft (“CRJ200”) operating under the SkyWest Airlines Delta Connection Agreement. The Company also expects that its American Prorate Agreement on seven CRJ200 aircraft will terminate in 2020 and the Company may have further reductions in the number of CRJ200 aircraft operating under its other prorate agreements. The Company may receive requests by its major airline partners to defer deliveries of new or used aircraft that were previously scheduled for 2020 and 2021.

Cost Reductions. With the reduction in revenue, the Company has, and will continue to implement, cost saving initiatives, including:

●	Reducing employee-related costs including by:
o	Offering voluntary unpaid leave to employees.
o	Suspending all non-scale pay increases.
o	Instituting a company-wide hiring freeze.
●	Delaying non-essential maintenance projects and reducing or suspending other discretionary spending.

Liquidity. At March 31, 2020, the Company had $644.1 million in total available liquidity, consisting of $577.9 million in cash and marketable securities and $66.2 million available under SkyWest Airlines’ line of credit. On April 23, 2020, SkyWest Airlines entered into a Payroll Support Program Agreement (the “PSP Agreement”) with the U.S. Department of Treasury (“Treasury”) with respect to the grant program (the “Payroll Support Program”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), pursuant to which it expects to receive approximately $438.0 million in the aggregate, 50% of which was received in April 2020. See Note 15 for more information on the Payroll Support Program. The CARES Act also provides for up to $25 billion in secured loans to the airline industry, and the Company has applied for and expects to be eligible for approximately $497.0 million under the loan program and is currently evaluating its level of participation.

Note 3 — Flying Agreements Revenue and Lease, Airport Services and Other Revenues

The Company recognizes flying agreements revenue and lease, airport services and other revenues when the service is provided under its code-share agreements. Under the Company’s fixed-fee arrangements (referred to as “capacity purchase agreements”) with Delta Air Lines, Inc. (“Delta”), United Airlines, Inc. (“United”), American Airlines, Inc. (“American”) and Alaska Airlines, Inc. (“Alaska”) (each, a “major airline partner”), the major airline partner generally pays the Company a fixed-fee for each departure, flight hour (measured from takeoff to landing, excluding taxi time) or block hour (measured from takeoff to landing, including taxi time) incurred, and an amount per aircraft in service each month with additional incentives based on flight completion and on-time performance. The major airline partner also directly pays for or reimburses the Company for certain direct expenses incurred under the capacity purchase agreement, such as fuel, airport landing fees and airport rents. Under the capacity purchase agreements, the Company’s performance obligation is met when each flight is completed and is reflected in flying agreements revenue. The transaction price for the capacity purchase agreements is determined from the fixed-fee consideration, incentive consideration and directly reimbursed expenses earned as flights are completed over the agreement term. For the three months ended March 31, 2020, capacity purchase agreements represented approximately 85.9% of the Company’s flying agreements revenue.

Under the Company’s revenue-sharing arrangements (referred to as a “revenue-sharing” or “prorate” arrangement), the major airline partner and the Company negotiate a passenger fare proration formula, pursuant to which the Company receives a percentage of the ticket revenues for those passengers traveling for one portion of their trip on a Company airline and the other portion of their trip on the major airline partner. Under the Company’s prorate flying agreements, the performance obligation is met and revenue is recognized when each flight is completed based upon the portion of the prorate passenger fare the Company anticipates that it will receive for each completed flight. The transaction price for the prorate agreements is determined from the proration formula derived from each passenger ticket amount on each completed flight over the agreement term. For the three months ended March 31, 2020, prorate flying arrangements represented approximately 14.1% of the Company’s flying agreements revenue.

Lease, airport services and other revenues primarily consist of revenue generated from aircraft and spare engines leased to third parties. Of the Company’s $5.4 billion of property and equipment, net as of March 31, 2020, $154.1 million of regional jet aircraft and spare engines was leased to third parties under operating leases as of March 31, 2020. The Company mitigates the residual asset risks of these assets by leasing aircraft and engine types that can be operated by the Company in the event of a default. Additionally, the operating leases typically have specified lease return condition requirements paid by the lessee to the Company and the Company typically maintains inspection rights under the leases. The following table summarizes future minimum rental income under operating leases primarily related to leased aircraft that had remaining non-cancelable lease terms as of March 31, 2020 (in thousands):

April 2020 through December 2020	$23,484
2021	27,849
2022	27,606
2023	24,704
2024	24,396
Thereafter	87,235
$215,274

Additionally, lease, airport services and other revenues includes airport agent services, such as gate and ramp agent services at applicable airports where the Company provides such services. The transaction price for airport customer service agreements is determined from an agreed-upon rate by location applied to the applicable number of flights handled by the Company over the agreement term. The following represents the Company’s airport and customer service and other revenue for the three months ended March 31, 2020 and 2019 (in thousands):

	For the three months ended March 31,
	2020	2019
Airport customer service revenue	$9,896	$14,635
Operating lease revenue	10,546	9,058
Lease, airport services and other	$20,442	$23,693

Other ancillary revenues commonly associated with airlines, such as baggage fee revenue, ticket change fee revenue and the marketing component of the sale of mileage credits, are retained by the Company’s major airline partners on flights that the Company operates under its code-share agreements.

The following table represents the Company’s flying agreements revenue by type for the three-month periods ended March 31, 2020 and 2019 (in thousands):

	For the three months ended March 31,
	2020	2019
Capacity purchase agreements revenue: flight operations	$366,409	$386,545
Capacity purchase agreements revenue: aircraft lease revenue	242,734	207,381
Prorate agreements revenue	100,351	106,075
Flying agreements revenue	$709,494	$700,001

A portion of the Company’s compensation under its capacity purchase agreements is designed to reimburse the Company for certain aircraft ownership costs. The consideration for aircraft ownership costs varies by agreement but is intended to cover either the Company’s aircraft principal and interest debt service costs, its aircraft depreciation and interest expense or its aircraft lease expense costs while the aircraft is under contract. The consideration received for the use of the aircraft under the Company’s capacity purchase agreements is reflected as lease revenue, inasmuch as the agreements identify the “right of use” of a specific type and number of aircraft over a stated period of time. The lease revenue associated with the Company’s capacity purchase agreements is accounted for as an operating lease and is reflected as flying agreements revenue on the Company’s consolidated statements of comprehensive income. The Company has not separately stated aircraft rental income and aircraft rental expense in the consolidated statement of comprehensive income since the use of the aircraft is not a separate activity of the total service provided.

The Company’s capacity purchase and prorate agreements include weekly provisional cash payments from the respective major airline partner based on a projected level of flying each month. The Company and each major airline partner subsequently reconcile these payments to the actual completed flight activity on a monthly or quarterly basis. In the event a flying agreement includes a mid-term rate reset to adjust rates prospectively and the contractual rates under the Company’s flying agreements have not been finalized at quarterly or annual financial statement dates, the Company applies the variable constraint guidance under ASU No. 2014-09, “Revenue from Contracts with Customers, (Topic 606)” (“Topic 606”), where the Company records revenue to the extent it believes that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

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

The following table summarizes the significant provisions of each code-share agreement SkyWest Airlines has with each major airline partner:

Delta Connection Agreements
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
Delta Connection Agreement (capacity purchase agreement)	• CRJ 200 • CRJ 700 • CRJ 900 • E175	55 8 43 62	• Individual aircraft have scheduled removal dates from 2020 to 2029
Delta Connection Prorate Agreement (prorate arrangement)	• CRJ 200	27	• Terminable with 30-day notice

United Express Agreements
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
United Express Agreements (capacity purchase agreement)	• CRJ 200 • CRJ 700 • E175	70 19 69	• Individual aircraft have scheduled removal dates from 2022 to 2029
United Express Prorate Agreement (prorate arrangement)	• CRJ 200	31	• Terminable with 120-day notice

American Agreements
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
American Agreement (capacity purchase agreement)	• CRJ 700	61	• Individual aircraft have scheduled removal dates from 2022 to 2025
American Prorate Agreement (prorate arrangement)	• CRJ 200	7	• Terminable with 120-day notice

Alaska Capacity Purchase Agreement
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
Alaska Agreement (capacity purchase agreement)	• E175	32	• Individual aircraft have scheduled removal dates from 2027 to 2030

In addition to the contractual arrangements described above, SkyWest Airlines has entered into capacity purchase agreements with Delta, American and United to place additional new and used Embraer E175 dual-class regional jet aircraft (“E175”) into service. The Company is coordinating with its major airline partners on the timing of upcoming fleet deliveries under previously announced deals in response to COVID-19 schedule reductions. The anticipated future delivery dates summarized below are subject to change.

As of March 31, 2020, the Company was scheduled to acquire and place into service six new E175 aircraft in connection with its agreement with Delta. The delivery dates for these six new E175 aircraft are currently scheduled to be completed during 2020. Additionally, the Company is scheduled to add three used E175 aircraft that are financed by Delta under the Delta agreement during 2020. SkyWest Airlines also entered into an agreement with Delta to place one Canadair CRJ900 regional jet aircraft (“CRJ900”) that is financed by Delta under a nine-year capacity purchase agreement in 2020.

As of March 31, 2020, the Company was scheduled to acquire and place into service 20 new E175 aircraft in connection with its agreement with American. The delivery dates for the new E175 aircraft were originally scheduled to be completed by 2021. The Company is currently coordinating with American and the manufacturer on revised delivery dates due to COVID-19-related schedule reductions. Additionally, SkyWest Airlines has a flying contract with American to operate a total of 70 used Canadair CRJ700 regional jet aircraft (“CRJ700s”), of which 61 aircraft were under contract at March 31, 2020. The Company is also coordinating with American on in-service dates for the remaining nine aircraft.

The Company anticipates its American Prorate Agreement on seven CRJ200 aircraft will terminate in 2020 as a result of COVID-19-related passenger demand reductions. The Company may have further reductions in the number of CRJ200 aircraft operating under prorate agreements with its other major airline partners throughout 2020.

During the three months ended March 31, 2020, SkyWest Airlines placed four used E175 aircraft financed by United under a capacity purchase agreement with United. As of March 31, 2020, SkyWest Airlines was scheduled to add 21 used E175 aircraft that were financed by United under the United agreement throughout 2020 and 2021.

As of March 31, 2020, the Company’s capacity purchase agreement with Delta included 55 CRJ200 aircraft that are scheduled to expire in increments during the remainder of 2020 and are not expected to be extended as a result of the decreased demand caused by the COVID-19 pandemic. The Company leases 19 of the 55 aircraft from Delta and anticipates returning the leased aircraft to Delta in 2020. The Company owns the remaining 36 CRJ200 aircraft and anticipates parking the 36 CRJ200 aircraft following removal from service. The Company has no outstanding financing obligations on the 36 owned CRJ200 aircraft. The Company reduced the estimated useful lives of these 36 CRJ200 aircraft to align with each aircraft’s anticipated removal dates, which resulted in approximately $15.0 million of incremental depreciation expense during the three months ended March 31, 2020. The Company anticipates it will incur $29.1 million of additional depreciation expense from April to December 2020 resulting from the shorter estimated useful lives of the 36 owned CRJ200 aircraft.

When an aircraft is scheduled to be removed from a capacity purchase agreement, the Company may, as practical under the circumstances, negotiate an extension with the respective major airline partner, negotiate the placement of the aircraft with another major airline partner, return the aircraft to the lessor if the aircraft is leased and the lease is expiring, place owned aircraft for sale, or pursue other uses for the aircraft. Other uses for the aircraft may include placing the aircraft in a prorate arrangement, leasing the aircraft to a third party, using aircraft parts and engines as spare inventory or leasing spare engines to a third party. In the event practical alternative uses for the aircraft removed from service are not available, the Company may park and store the aircraft.

The Company’s operating revenues could be impacted by a number of factors, including the impact of the COVID-19 pandemic on the demand for air travel and associated reduction in flight schedules, changes to the Company’s code-share agreements with its major airline partners, contract modifications resulting from contract renegotiations, the Company’s ability to earn incentive payments contemplated under the Company’s code-share agreements and settlement of reimbursement disputes with the Company’s major airline partners.

Allowance for credit losses

The Company monitors publicly available credit ratings for entities for which the Company has a significant receivable balance. As of March 31, 2020, the Company had gross receivables of $42.0 million in current assets and gross receivables of $76.7 million in other long-term assets. The Company has established credit loss reserves based on publicly available historic default rates issued by a third party for companies with similar credit ratings, factoring in the term of the respective accounts receivable or note receivable. During the three months ended March 31, 2020, the credit ratings were lowered on certain entities for which the Company has outstanding accounts receivable or notes receivable, which was the primary driver for the increase in the Company’s credit loss reserve when benchmarked against historic default rates of similarly rated companies during the three months ended March 31, 2020.

The following table summarizes the changes in allowance for credit losses:

Allowance for
Credit Losses
Balance at January 1, 2020	$15,388
Additions to credit loss reserve	3,756
Write-offs charged against the allowance	—
Balance at March 31, 2020	$19,144

Note 4 — Share-Based Compensation and Stock Repurchases

During the three months ended March 31, 2020, the Company granted 82,505 restricted stock units and 69,132 performance shares to certain employees of the Company and its subsidiaries under the SkyWest, Inc. 2019 Long-Term Incentive Plan. Both the restricted stock units and performance shares have a three-year vesting period, during which the recipient must remain employed with the Company or one of the Company’s subsidiaries. The number of performance shares awardable from the 2020 grants can range from 0% to 200% of the original amount granted depending on the Company’s performance over the three-year vesting period against the pre-established targets. Upon vesting, each restricted stock unit and performance share will be replaced with one share of common stock. The fair value of these restricted stock units and performance shares on their date of grant was $61.45 per share. During the three months ended March 31, 2020, the Company did not grant any options to purchase shares of common stock. Additionally, during the three months ended March 31, 2020, the Company granted 14,643 fully vested shares of common stock to the Company’s directors at a grant date fair value of $61.45.

The Company accounts for forfeitures of stock options, restricted stock units and performance share grants when forfeitures occur. The estimated fair value of the stock options, restricted stock units and performance shares is amortized over the applicable vesting periods. During the three months ended March 31, 2020 and 2019, the Company recorded pre-tax share-based compensation expense of $1.7 million and $3.9 million, respectively. Additionally, the Company incurred $7.9 million of employee severance related costs associated with the sale of ExpressJet, partially offset by a forfeiture credit of $4.5 million, primarily resulting from stock-based compensation awards that terminated upon the sale of ExpressJet during the three months ended March 31, 2019.

During the three months ended March 31, 2020, the Company repurchased 385,606 shares of its common stock for $20.0 million and paid $6.2 million for the income tax obligation on vested employee equity awards and issued the net, after-tax shares to employees.  During the three months ended March 31, 2019, the Company repurchased 476,277 shares of its common stock for $25.0 million and paid $9.3 million for the income tax obligation on vested employee equity awards and issued the net, after-tax shares to employees.

In connection with the Company’s receipt of financial support under the Payroll Support Program, the Company agreed not to repurchase shares of or make dividend payments in respect of its common stock through September 30, 2021.

Note 5 — Net Income Per Common Share

Basic net income per common share (“Basic EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income per common share. During the three months ended March 31, 2020, 219,000 performance shares (at target performance) were excluded from the computation of Diluted EPS since the Company had not achieved the minimum target thresholds as of March 31, 2020. During the three months ended March 31, 2019, 241,000 performance shares (at target performance) were excluded from the computation of Diluted EPS since the Company had not achieved the minimum target thresholds as of March 31, 2019.

The calculation of the weighted average number of shares of common stock outstanding for Basic EPS and Diluted EPS for the periods indicated (in thousands, except per share data) is as follows:

	Three Months Ended
	March 31,
	2020	2019
Numerator:
Net Income	$29,988	$88,181

Denominator:
Weighted average number of common shares outstanding	50,277	51,440
Effect of outstanding share-based awards	282	658
Weighted average number of shares for diluted net income per common share	50,559	52,098

Basic earnings per share	$0.60	$1.71
Diluted earnings per share	$0.59	$1.69

Note 6 — Segment Reporting

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

The Company’s chief operating decision maker analyzes the profitability of operating new aircraft financed through the issuance of debt, including the Company’s E175 fleet, separately from the profitability of the Company’s capital deployed for ownership and financing of such aircraft. The SkyWest Airlines segment includes revenue earned under the applicable capacity purchase agreements attributed to operating such aircraft and the respective operating costs. The SkyWest Leasing segment includes applicable revenue earned under the applicable capacity purchase agreements attributed to the ownership of new aircraft acquired through the issuance of debt and the respective depreciation and interest expense of such aircraft. The SkyWest Leasing segment also includes the activity of leasing regional jet aircraft and spare engines to third parties. The SkyWest Leasing segment’s total assets and capital expenditures include new aircraft acquired through the issuance of debt and assets leased to third parties.

The following represents the Company’s segment data for the three-month periods ended March 31, 2020 and 2019 (in thousands):

	Three months ended March 31, 2020
	SkyWest		SkyWest
	Airlines	ExpressJet	Leasing	Consolidated
Operating revenues (1)	$606,842	$—	$123,094	$729,936
Operating expense	594,141	—	69,474	663,615
Depreciation and amortization expense	51,775	—	59,933	111,708
Interest expense	2,541	—	27,663	30,204
Segment profit (2)	10,160	—	25,957	36,117
Total assets (as of March 31, 2020)	2,650,094	—	4,011,317	6,661,411
Capital expenditures (including non-cash)	38,879	—	72,245	111,124

	Three months ended March 31, 2019
	SkyWest		SkyWest
	Airlines	ExpressJet	Leasing	Consolidated
Operating revenues (1)	$585,768	$24,050	$113,876	$723,694
Operating expense	545,901	28,690	52,684	627,275
Depreciation and amortization expense	40,053	971	48,962	89,986
Special Items	18,508	3,361	—	21,869
Interest expense	3,818	—	28,689	32,507
Segment profit (loss) (2)	36,049	(4,640)	32,503	63,912
Total assets (as of March 31, 2019)	2,738,248	—	3,806,284	6,544,532
Capital expenditures (including non-cash)	68,650	—	345,929	414,579

(1)	Prorate revenue and airport customer service revenue are primarily reflected in the SkyWest Airlines segment.
(2)	Segment profit (loss) is equal to operating income less interest expense.

Note 7 — Leases, Commitments and Contingencies

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

Aircraft

As of March 31, 2020, the Company had 103 aircraft under operating leases with remaining terms ranging from less than one year to ten years.

With the adoption of Topic 842 on January 1, 2019, the Company evaluated whether leased aircraft asset groups within the Company’s fleet were impaired. Under the transition guidance for Topic 842, a company is permitted to recognize a previously unrecognized impairment related to a right-of-use asset in the period prior to the adoption date of Topic 842 if the event giving rise to the impairment occurred before the adoption date. In 2016, the Company recorded an impairment on certain of its long-lived assets, which included the Company’s CRJ200 aircraft. In 2016, the market lease rate was less than the contractual lease rate on the Company’s CRJ200 leased aircraft. The Company recorded an impairment of $13.1 million (net of tax) as an adjustment to the Company’s January 1, 2019 retained earnings related to the previously unrecognized impairment of these leased CRJ200s.

Airport facilities

The Company has operating leases for facility space including airport terminals, office space, cargo warehouses and maintenance facilities. The Company generally leases this space from government agencies that control the use of the various airports. The remaining lease terms for facility space vary from one month to 36 years. The Company’s operating leases with lease rates that are variable based on airport operating costs, use of the facilities or other variable factors are excluded from the Company’s right-of-use assets and operating lease liabilities in accordance with accounting guidance.

Leases

As of March 31, 2020, the Company’s right-of-use assets were $326.7 million, the Company’s current maturities of operating lease liabilities were $88.6 million, and the Company’s noncurrent lease liabilities were $259.0 million. During the three months ended March 31, 2020, the Company paid $17.7 million in operating leases reflected as a reduction from operating cash flows.

The table below presents lease related terms and discount rates as of March 31, 2020.

March 31, 2020
Weighted-average remaining lease term for operating leases	6.8 years
Weighted-average discount rate for operating leases	6.4%

The Company’s lease costs for the three months ended March 31, 2020 and 2019 included the following components (in thousands):

	For the three months ended March 31,
	2020	2019
Operating lease cost	$25,018	$27,221
Variable and short-term lease cost	1,344	1,475
Sublease income	(1,571)	—
Total lease cost	$24,791	$28,696

As of March 31, 2020, the Company leased aircraft, airport facilities, office space, and other property and equipment under non-cancelable operating leases, which are generally on a long-term, triple-net lease basis pursuant to which the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. The Company expects that, in the normal course of business, such operating leases that expire will be renewed or replaced by other leases, or the property may be purchased rather than leased. The following table summarizes future minimum rental payments primarily related to leased aircraft required under operating leases that had initial or remaining non-cancelable lease terms as of March 31, 2020 (in thousands):

April 2020 through December 2020	$75,137
2021	85,409
2022	75,776
2023	69,623
2024	28,320
Thereafter	100,234
$434,499

The Company is coordinating with its major airline partners on the timing of upcoming fleet deliveries under previously announced deals in response to COVID-19-related schedule reductions. The anticipated future delivery dates are subject to change. As of March 31, 2020, the Company had a firm purchase commitment for 26 E175 aircraft from Embraer, S.A. (“Embraer”) with original delivery dates through 2021. The Company has also agreed to purchase two used CRJ700 aircraft from a third party with anticipated delivery dates in 2020.

The following table summarizes the Company’s commitments and obligations as noted for each of the next five years and thereafter (in thousands):

	Total	Apr - Dec 2020	2021	2022	2023	2024	Thereafter
Operating lease payments for aircraft and facility obligations	$434,499	$75,137	$85,409	$75,776	$69,623	$28,320	$100,234
Firm aircraft and spare engine commitments	714,797	435,183	274,114	5,500	—	—	—
Interest commitments (1)	543,153	88,581	104,678	90,251	73,946	59,373	126,324
Principal maturities on long-term debt	2,927,262	277,692	352,005	365,907	374,906	327,630	1,229,122
Total commitments and obligations	$4,619,711	$876,593	$816,206	$537,434	$518,475	$415,323	$1,455,680

(1)	At March 31, 2020, all of the Company’s total long-term debt had fixed interest rates.

Note 8 — Fair Value Measurements

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

As of March 31, 2020, and December 31, 2019, the Company held certain assets that are required to be measured at fair value on a recurring basis. Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of March 31, 2020
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$289,544	$289,544	$—	$—
Marketable securities
Bonds and bond funds	$179,964	$—	$179,964	$—
Commercial paper	108,387	—	108,387	—
	288,351	—	288,351	—
Total assets measured at fair value	$577,895	$289,544	$288,351	$—

	Fair Value Measurements as of December 31, 2019
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$87,206	$87,206	$—	$—
Marketable securities
Bonds and bond funds	$267,243	$—	$267,243	$—
Commercial paper	165,723	—	165,723	—
	432,966	—	432,966	—
Total assets measured at fair value	$520,172	$87,206	$432,966	$—

The Company’s “marketable securities” classified as Level 2 securities primarily utilize broker quotes in a non-active market for valuation of these securities.

The Company did not make any significant transfers of securities between Level 1, Level 2 and Level 3 during the three months ended March 31, 2020. The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

As of March 31, 2020, and December 31, 2019, the Company classified $288.4 million and $433.0 million of marketable securities, respectively, as short-term since it had the intent to maintain a liquid portfolio and the ability to redeem the securities within one year. As of March 31, 2020, and December 31, 2019, the cost of the Company’s total cash and cash equivalents and available for sale securities was $577.9 million and $520.2 million, respectively.

The fair value of the Company’s long-term debt classified as Level 2 debt was estimated using discounted cash flow analyses, based on the Company’s current estimated incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company’s long-term debt is estimated based on current rates offered to the Company for similar debt and was estimated to be $2.96 billion as of March 31, 2020 and $2.99 billion as of December 31, 2019, as compared to the carrying amount of $2.93 billion as of March 31, 2020 and $3.02 billion as of December 31, 2019.

Note 9 — Long-Term Debt

Long-term debt consisted of the following as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Current portion of long-term debt	$368,558	$367,954
Current portion of unamortized debt issue cost, net	(3,979)	(3,828)
Current portion of long-term debt, net of debt issue costs	$364,579	$364,126

Long-term debt, net of current maturities	$2,558,704	$2,649,569
Long-term portion of unamortized debt issue cost, net	(21,091)	(20,580)
Long-term debt, net of current maturities and debt issue costs	$2,537,613	$2,628,989

Total long-term debt (including current portion)	$2,927,262	$3,017,523
Total unamortized debt issue cost, net	(25,070)	(24,408)
Total long-term debt, net of debt issue costs	$2,902,192	$2,993,115

During the three months ended March 31, 2020, the Company did not issue any long-term debt.

As of March 31, 2020, and December 31, 2019, the Company had $61.8 million and $61.7 million, respectively, in letters of credit and surety bonds outstanding with various banks and surety institutions.

As of March 31, 2020, SkyWest Airlines had a $75 million line of credit. The line of credit includes minimum liquidity and profitability covenants and is secured by certain assets. As of March 31, 2020, the Company was in compliance with the line of credit covenants. As of March 31, 2020, SkyWest Airlines had no amount outstanding under the facility. However, at March 31, 2020 SkyWest Airlines had $8.8 million in letters of credit issued under the facility, which reduced the amount available under the facility to $66.2 million. Subsequent to March 31, 2020, the Company obtained a waiver under the line of credit to allow the Company to receive funding under the CARES Act. See Note 15 for more information on the funding received under the CARES Act.

Note 10 — Gain on Sale of ExpressJet

On January 22, 2019, the Company completed the sale of its former wholly owned subsidiary ExpressJet. The Company recorded a gain of $46.5 million before income tax from the sale of ExpressJet. The closing of the transaction was completed in two parts, through an asset sale and stock sale, as further described below.

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

Note 11 — Special Items

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

Additionally, during the three months ended March 31, 2019, the Company incurred $3.4 million of employee severance related costs associated with the sale of ExpressJet that are also reflected in special items. The Company had no special expense items for the three months ended March 31, 2020.

Note 12 — Investment in Other Companies

During 2019, the Company created a joint venture with Regional One, Inc. (“Regional One”) by investing $22.3 million for a 75% ownership interest in Aero Engines, LLC. (“Aero Engines”). The primary purpose of Aero Engines is to lease engines to third parties. Aero Engines requires unanimous approval from the Company and Regional One for its engine purchases, dispositions, lease agreements with third parties and all other material transactions. The Company determined Aero Engines is a variable interest entity as the Company has a 75% ownership interest in Aero Engines and all material decisions require unanimous approval from the Company and Regional One, resulting in disproportionate ownership rights relative to voting rights. As unanimous approval is required for all Aero Engines’ material activities. Aero Engines has no primary beneficiary. The Company accounts for its investment in Aero Engines under the equity method. The Company’s exposure in its investment in Aero Engines primarily consists of the Company’s portion of income or loss from Aero Engines’ engine lease agreements with third parties and the Company’s ownership percentage in Aero Engines’ engines book value. The Company purchased 15 spare engines and sold the 15 spare engines to Aero Engines at net book value during 2019. Aero Engines had no debt outstanding as of March 31, 2020. As of March 31, 2020, the Company’s investment balance in Aero Engines was $24.3 million. The Company’s investment in Aero Engines has been recorded in “Other Assets” on the Company’s consolidated balance sheet. The Company’s portion of the income generated by Aero Engines for the three months ended March 31, 2020 was $0.4 million, which is recorded in “Other Income” on the Company’s consolidated statements of comprehensive income.

Note 13 — Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2020 was 23.3%. The Company’s effective tax rate for the three months ended March 31, 2020 varied from the federal statutory rate of 21.0% primarily due to the provision for state income taxes and the impact of non-deductible expenses, partially offset by a $1.4 million discrete tax benefit from excess tax deductions generated from employee equity transactions that occurred during the three months ended March 31, 2020.

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

Note 14 — Legal Matters

The Company is subject to certain legal actions which it considers routine to its business activities. As of March 31, 2020, the Company’s management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations.

Note 15 — Subsequent Events

On April 23, 2020, SkyWest Airlines entered into the PSP Agreement with Treasury with respect to the Payroll Support Program under the CARES Act.

The CARES Act also provides for up to $25 billion in secured loans to the airline industry, and the Company has applied for and expects to be eligible for approximately $497.0 million under the loan program and is currently evaluating its level of participation.

Payroll Support Program Agreement

Pursuant to the PSP Agreement, SkyWest Airlines expects to receive from Treasury approximately $438.0 million in the aggregate. Of the $438.0 million, approximately $336.6 million will be a direct grant and approximately $101.4 million will be in the form of a promissory note issued by SkyWest Airlines and guaranteed by the Company (the “Promissory Note”). Fifty percent of the funding was disbursed by Treasury on April 23, 2020 (the “Closing Date”), and the Company anticipates receiving three additional disbursements from May to July 2020 (each, a “Disbursement Date”).

In connection with the receipt of financial assistance under the Payroll Support Program, SkyWest Airlines is required to comply with the relevant provisions of the CARES Act, including the requirement that the funding be used exclusively for the continuation of payment of employee wages, salaries and benefits. SkyWest Airlines and, in some cases, the Company will also be subject to certain restrictions, including, but not limited to, limitations on involuntary terminations and furloughs through September 30, 2020, requirements to maintain certain levels of scheduled service, restrictions on the payment of dividends and the repurchase of shares through September 30, 2021, and certain limitations on executive compensation.

Promissory Note

As partial compensation to Treasury for the provision of financial assistance under the PSP Agreement, SkyWest Airlines issued the Promissory Note to Treasury on the Closing Date. The Promissory Note provides for SkyWest Airlines’ unconditional promise to pay to Treasury the principal sum of up to approximately $101.4 million. On the Closing Date, the principal amount of the Promissory Note was approximately $35.7 million, and such principal amount will be increased by an amount equal to 30% of each additional disbursement of grants to SkyWest Airlines under the PSP Agreement on each Disbursement Date following the Closing Date.

The Promissory Note will bear interest at a rate equal to 1.00% per annum until the fifth anniversary of the Closing Date, and 2.00% plus an interest rate based on the secured overnight financing rate per annum (but not less than 0.00%) thereafter until the tenth anniversary of the Closing Date (the “Maturity Date”). Accrued interest will be payable in arrears on the last business day of each of March and September of each year, beginning with September 30, 2020. The aggregate unpaid principal amount of the Promissory Note, all accrued and unpaid interest and all other amounts payable under the Promissory Note will be due and payable on the Maturity Date.

SkyWest Airlines may, at any time, make voluntary prepayments of amounts due under the Promissory Note without penalty or premium. Within 30 days of a Change of Control (as defined in the Promissory Note), SkyWest Airlines is required to make mandatory prepayments of the aggregate principal amount outstanding and any accrued interest or other amounts owing under the Promissory Note at such time.

The Promissory Note is SkyWest Airlines’ senior unsecured obligation, and the guarantee of the Promissory Note is the senior unsecured obligation of the Company. The Promissory Note contains certain events of default, including cross-default with respect to acceleration or failure to pay at maturity other material indebtedness of SkyWest Airlines and the Company. Subject to certain grace periods, upon the occurrence of an event of default, the outstanding obligations under the Promissory Note may, and in certain circumstances will automatically, be accelerated and become due and payable immediately.

Warrant Agreement and Warrants

In connection with the PSP Agreement and as partial compensation to Treasury for the provision of financial assistance under the PSP Agreement, the Company has agreed to issue warrants (each a “Warrant” and, collectively, the “Warrants”) to Treasury to purchase up to an aggregate of 357,317 shares (the “Warrant Shares”) of the Company’s common stock, at an exercise price of $28.38 per share (the “Exercise Price”), which was the closing price of the Company’s common stock on The Nasdaq Stock Market on April 9, 2020. The Warrants will be issued pursuant to the terms of a Warrant Agreement entered into by the Company and Treasury on the Closing Date (the “Warrant Agreement”). The number of Warrant Shares to be issued is subject to adjustment as a result of certain anti-dilution provisions contained in the Warrants.

On the Closing Date, the Company issued a Warrant to Treasury to purchase 125,804 shares of the Company’s common stock. On each Disbursement Date, the Company will issue to Treasury an additional Warrant to purchase a number of shares of its common stock determined by the quotient of (a) the product of the amount by which the principal amount of the Promissory Note is increased on the closing date of such Warrant, multiplied by 0.1, divided by (b) the Exercise Price.

The Warrants are freely transferable and do not have any voting rights. The Warrant Agreement also provides for certain registration rights. The right to purchase Warrant Shares expires on the fifth anniversary of the date of issuance of each Warrant. The Warrants will be exercisable either through net share settlement or cash, at the Company’s option.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents factors that had a material effect on the results of operations of SkyWest, Inc. (“SkyWest” “we” or “us”) during the three-month periods ended March 31, 2020 and 2019. Also discussed is our financial condition as of March 31, 2020 and December 31, 2019. You should read this discussion in conjunction with our condensed consolidated financial statements for the three months ended March 31, 2020, including the notes thereto, appearing elsewhere in this Report. This discussion and analysis contains forward-looking statements. Please refer to the section of this Report entitled “Cautionary Statement Concerning Forward-Looking Statements” for discussion of uncertainties, risks and assumptions associated with these statements.

On January 22, 2019, we completed the sale of our former wholly owned subsidiary ExpressJet Airlines, Inc. (“ExpressJet”). Our financial and operating results for the period ended March 31, 2019, contained in this Report, include the financial results of ExpressJet for the respective period, as we concluded that the sale of ExpressJet did not meet the criteria for presentation of discontinued operations.

Cautionary Statement Concerning Forward-Looking Statements

Certain of the statements contained in this Report should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” “hope,” “likely,” and “continue” and similar terms used in connection with statements regarding our outlook, anticipated operations, the revenue environment, our contractual relationships, and our anticipated financial performance. These statements include, but are not limited to, statements regarding the impact of the COVID-19 pandemic on the Company’s business, results of operations and financial condition and the impact of any measures, including travel restrictions, taken to mitigate the effect of the pandemic, our future growth and development plans, including our future financial and operating results, our plans, objectives, expectations and intentions and other statements that are not historical facts. Readers should keep in mind that all forward-looking statements are based on our existing beliefs about present and future events outside of our control and on assumptions that may prove to be incorrect. If one or more risks identified in this Report materializes, or any other underlying assumption proves incorrect, our actual results will vary, and may vary materially, from those anticipated, estimated, projected, or intended for a number of reasons, including but not limited to: the consequences of the COVID-19 pandemic to global economic conditions, the travel industry and our major airline partners in general and our financial condition and results of operations in particular; the challenges of competing successfully in a highly competitive and rapidly changing industry; developments associated with fluctuations in the economy and the demand for air travel; the financial stability of United Airlines, Inc. (“United”), Delta Air Lines, Inc. (“Delta”), American Airlines, Inc. (“American”) and Alaska Airlines, Inc. (“Alaska”) (each, a “major airline partner”) and any potential impact of their financial condition on our operations; fluctuations in flight schedules, which are determined by the major airline partners for whom SkyWest conducts flight operations; variations in market and economic conditions; significant aircraft lease and debt commitments; realization of manufacturer residual value guarantees on applicable SkyWest aircraft; residual aircraft values and related impairment charges; the impact of global instability; labor relations and costs; potential fluctuations in fuel costs, and potential fuel shortages; the impact of weather-related or other natural disasters on air travel and airline costs; new aircraft deliveries; and the ability to attract and retain qualified pilots, as well as other factors identified under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, under the heading “Risk Factors” in Part II, Item 1A of this Report, elsewhere in this Report, in our other filings with the Securities and Exchange Commission (the “SEC”) and other unanticipated factors. Additionally, the risks, uncertainties and other factors set forth above or otherwise referred to in the reports that the Company has filed with the SEC may be further amplified by the global impact of the COVID-19 pandemic.

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

Impact of the COVID-19 Pandemic

COVID-19, which was declared a global health pandemic by the World Health Organization in March 2020, has surfaced in nearly all regions of the world and driven the implementation of significant, government-imposed measures to prevent or reduce its spread, including travel restrictions, closing of borders, “shelter in place” orders and business closures. Consequently, we and our major airline partners, have experienced an unprecedented decline in the demand for air travel, which has materially and adversely affected our revenues, particularly under our prorate agreements (as defined below). The spread of the virus and the resulting global pandemic has affected the majority of the domestic and international networks of our major airline partners for whom we conduct flight operations and rely on to set our flight schedules. While the length and severity of the reduction in demand due to COVID-19 is uncertain, we presently expect a more significant negative impact on our results of operations in the second quarter of 2020 and for the remainder of 2020.

In response to these developments, we have implemented measures to focus on the personal safety of our passengers and employees, while at the same time seeking to mitigate the impact on our financial position and operations. These measures include, but are not limited to, the following:

Focus on the Personal Safety of Passengers and Employees. The safety and well-being of our passengers and employees are our priorities in every decision we make. As the COVID-19 pandemic has developed, we have taken numerous steps to help passengers and employees take appropriate safety measures on the ground and in the air in keeping with current Centers for Disease Control and Prevention recommendations, including:

●	Working with our major airline partners to enhance our aircraft cleaning procedures.
●	Working with our major airline partners to provide masks for crewmembers and ensuring that all fleet service personnel have the necessary personal protective equipment for disinfecting the aircraft.
●	Providing a number of options to employees who are diagnosed with COVID-19, including pay protection and extended leave options.
●	Implementing workforce social distancing and protection measures, enhanced cleaning of our facilities, including training facilities, using methods and products similar to what we are using on our aircraft.

Capacity Reductions. Beginning in March 2020, we and our major airline partners experienced an unprecedented decrease in demand for air travel and expect this decline to continue. We depend on our major airline partners to contract with us to schedule flights. Therefore, in response to this decreased demand, we have significantly reduced our capacity. Prior to the COVID-19 pandemic, we anticipated operating approximately 2,500 daily departures in the month of April 2020; however, in April we operated approximately 800 to 900 daily departures as a result of COVID-19-related schedule reductions. We also anticipate similar schedule reductions will likely continue into the second quarter of 2020 and may continue throughout the remainder of 2020 and into 2021. We will continue to work with our major airline partners regarding future schedules and make further demand-driven adjustments to our capacity as needed. We anticipate certain aircraft with scheduled contract expirations in 2020 will not be extended as a result of decreased demand including 55 Canadair CRJ200 regional aircraft (“CRJ200”) operating under the SkyWest Airlines Delta Connection Agreement. We also expect that our American Prorate Agreement on seven CRJ200 aircraft will terminate in 2020 and we may have further reductions in the number of CRJ200 aircraft operating under our other prorate agreements. We may receive requests by our major airline partners to defer deliveries of new or used aircraft that were previously scheduled for 2020 and 2021.

Cost Reductions. With the reduction in revenue, we have, and will continue to implement, cost saving initiatives, including:

●	Reducing employee-related costs including by:
o	Offering voluntary unpaid leave to employees.
o	Suspending all non-scale pay increases.
o	Instituting a company-wide hiring freeze.
●	Delaying non-essential maintenance projects and reducing or suspending other discretionary spending.

Liquidity. At March 31, 2020, we had $644.1 million in total available liquidity, consisting of $577.9 million in cash and marketable securities and $66.2 million available under SkyWest Airlines’ line of credit. On April 23, 2020,

SkyWest Airlines entered into a Payroll Support Program Agreement (the “PSP Agreement”) with the U.S. Department of Treasury (“Treasury”) with respect to the grant program (the “Payroll Support Program”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), pursuant to which it expects to receive approximately $438.0 million in the aggregate, 50% of which was received in April 2020. See Note 15 for more information on the Payroll Support Program. The CARES Act also provides for up to $25 billion in secured loans to the airline industry, and we have applied for and expect to be eligible for approximately $497.0 million under the loan program and we are currently evaluating our level of participation.

Overview

We have the largest regional airline operations in the United States through our operating subsidiary SkyWest Airlines, Inc. (“SkyWest Airlines”). As of March 31, 2020, SkyWest Airlines offered scheduled passenger service with approximately 2,300 total daily departures to destinations in the United States, Canada, Mexico and the Caribbean. Our fleet of Embraer E175 regional jet aircraft (“E175”), Canadair CRJ900 regional jet aircraft (“CRJ900”) and Canadair CRJ700 regional jet aircraft (“CRJ700”) have a multiple-class seat configuration, whereas our CRJ200 aircraft have a single-class seat configuration. As of March 31, 2020, SkyWest Airlines had a total fleet of 559 aircraft, of which 484 were in scheduled service, summarized as follows:

	CRJ200	CRJ700	CRJ900	E175	Total
Delta	82	8	43	62	195
United	101	19	—	69	189
American	7	61	—	—	68
Alaska	—	—	—	32	32
Aircraft in scheduled service	190	88	43	163	484
Subleased to an un-affiliated entity	4	16	5	—	25
Other*	23	27	—	—	50
Total	217	131	48	163	559

*As of March 31, 2020, these aircraft have been removed from service and are in the process of being placed under a leasing arrangement with a third party, are aircraft transitioning between code-share agreements with our major airline partners and being used as supplemental spare aircraft, or are in the process of being parted out.

As of March 31, 2020, approximately 40% of our aircraft in scheduled service was operated for Delta, approximately 39% was operated for United, approximately 14% was operated for American and approximately 7% was operated for Alaska.

Our business model is based on providing scheduled regional airline service under code-share agreements (commercial agreements, typically in the form of capacity purchase agreements or prorate arrangements, each as defined below, between airlines that, among other things, allow one airline to use another airline’s flight designator codes on its flights) with our major airline partners. Our success is principally dependent on our ability to meet the needs of our major airline partners through providing a reliable and safe operation at attractive economics. From March 31, 2019 to March 31, 2020, we added nine new E175 aircraft and seven used E175 aircraft to our fleet, and removed eleven CRJ700 aircraft from scheduled service that are temporarily removed from service during a transition period between flying contracts with our major partners or were placed under a lease with a third party.

We are coordinating with our major airline partners on the timing of upcoming fleet deliveries under previously announced deals in response to COVID-19 schedule reductions. The anticipated future delivery dates summarized below are subject to change. As of March 31, 2020, we are scheduled to add six new E175 and one new CRJ900 aircraft to our capacity purchase agreement with Delta during 2020. We also anticipate adding 20 new E175 aircraft with American under a capacity purchase agreement. We are currently coordinating with American and the manufacturer on revised delivery dates. In addition to the new aircraft deliveries, we are scheduled to take delivery of three used E175 aircraft to be financed by Delta under our agreement with Delta in 2020 and 21 used E175 aircraft to be financed by United under our agreement with United throughout 2020.

As of March 31, 2020, our capacity purchase contract with Delta included 55 CRJ200 aircraft that are scheduled to expire in increments during the remainder of 2020 and are not expected to be extended as a result of the decrease demand caused by the COVID-19 pandemic. We lease 19 of the 55 aircraft from Delta and anticipate returning the leased aircraft to Delta in 2020. We own the remaining 36 CRJ200 aircraft and anticipate parking the 36 CRJ200 aircraft following removal from service. We have no outstanding financing obligations on the 36 owned CRJ200 aircraft. We reduced the estimated useful lives of these 36 CRJ200 aircraft to align with each aircraft’s anticipated removal dates, which resulted in approximately $15.0 million of incremental depreciation expense during the three months ended March 31, 2020. We anticipate we will incur $29.1 million of additional depreciation expense from April to December 2020 resulting from the shorter estimated useful lives of the 36 owned CRJ200 aircraft.

We anticipate our American Prorate Agreement on seven CRJ200 aircraft will terminate in 2020 as a result of COVID-19-related passenger demand reductions. We may have further reductions in the number of CRJ200 aircraft operating under prorate agreements with our other major airline partners throughout 2020.

Historically, multiple contractual relationships with major airlines have enabled us to reduce our reliance on any single major airline code and to enhance and stabilize operating results through a mix of fixed-fee arrangements (referred to as “capacity purchase agreements”) and revenue-sharing arrangements (referred to as “prorate” arrangements). For the three months ended March 31, 2020, capacity purchase revenue and prorate revenue represented approximately 85.9% and 14.1%, respectively, of our total flying agreements revenue. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on completed block hours (measured from takeoff to landing, including taxi time), flight departures and other operating measures. On prorate routes, our revenue and profitability may fluctuate based on ticket prices and passenger loads and we are responsible for all costs to operate the flight, including fuel.

First Quarter Summary

Our total operating revenues of $729.9 million for the three months ended March 31, 2020 increased 0.9% compared to total operating revenues of $723.7 million for the three months ended March 31, 2019. We had net income of $30.0 million, or $0.59 per diluted share, for the three months ended March 31, 2020, compared to net income of $88.2 million, or $1.69 per diluted share, for the three months ended March 31, 2019.

Significant items affecting our financial performance during the three months ended March 31, 2020 are outlined below.

Revenue

The number of aircraft we have in scheduled service and the number of block hours we generate on our flights are primary drivers to our flying agreements revenue under our capacity purchase agreements. The number of flights we operate and the corresponding number of passengers we carry are the primary drivers to our revenue under our prorate flying agreements. From March 31, 2019 to March 31, 2020, we increased the number of aircraft in scheduled service from 476 aircraft to 484 aircraft, including 16 E175 aircraft, three CRJ200 aircraft and the removal of eleven CRJ700 aircraft that were leased to a third party. Our completed block hours increased 2.2% over the same period primarily due to the additional aircraft added subsequent to March 31, 2019.

Our total revenues increased $6.2 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to the additional aircraft added subsequent to March 31, 2019, partially offset by the effects of the COVID-19 pandemic discussed below and the sale of ExpressJet and the corresponding decrease in revenue associated with ExpressJet flying contracts during the three months ended March 31, 2019. ExpressJet revenue was $24.1 million for the three months ended March 31, 2019. Revenue from SkyWest Airlines and our leasing subsidiary SkyWest Leasing, Inc. (“SkyWest Leasing”) increased from $729.9 million for the three months ended March 31, 2019 to $699.6 million for the three months ended March 31, 2020.

During March 2020, the COVID-19 pandemic had a negative impact on our revenues, primarily under our prorate agreements. The number of aircraft operating under our prorate agreements increased from 61 aircraft as of

March 31, 2019 to 65 aircraft as of March 31, 2020, or 6.6%. However, our prorate revenue decreased from $106.1 million for the three months ended March 31, 2019 to $100.4 million for the three months ended March 31, 2020, or 5.8%. The negative impact to our revenues as a result of the COVID-19 pandemic and its associated effects on the travel industry is anticipated to continue into the second quarter of 2020 and throughout the remainder of 2020.

Operating Expenses

Our total operating expenses increased $36.3 million for the three months ended March 31, 2020, compared to the three months ended March 31, 2019. This increase was primarily due to the additional operating expenses of SkyWest Airlines and SkyWest Leasing that resulted from additional aircraft we placed into service since March 31, 2019, partially offset by the sale of ExpressJet and the corresponding reduction in ExpressJet operating expenses of $28.7 million. Additional details regarding the increase in our operating expenses are described in the section of this Report entitled “Results of Operations.”

Fleet activity

The following table summarizes our fleet scheduled for service for the three months ended:

Aircraft in Service	March 31, 2020	December 31, 2019	March 31, 2019
CRJ200s	190	190	187
CRJ700s	88	94	99
CRJ900s	43	43	43
E175s	163	156	147
Total	484	483	476

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 to our consolidated financial statements for the year ended December 31, 2019, which are presented in our Annual Report on Form 10-K for the year ended December 31, 2019. Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management’s subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to revenue recognition, aircraft leases, long-lived assets, self-insurance and income tax. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results will likely differ, and may differ materially, from such estimates.

Recent Accounting Pronouncements

See Note 1 to the condensed consolidated financial statements for a description of recent accounting pronouncements.

Results of Operations

Three Months Ended March 31, 2020 and 2019

Operational Statistics. The following table sets forth our major operational statistics and the associated percentage changes for the periods identified below:

	For the three months ended March 31,
Block hours by aircraft type:	2020	2019	% Change
E175s	132,679	126,749	4.7%
CRJ900s	28,920	30,965	(6.6)%
CRJ700s	68,074	71,768	(5.1)%
CRJ200s	127,550	119,907	6.4%
Total block hours	357,223	349,389	2.2%

Departures	209,283	193,475	8.2%
Passengers carried	8,864,506	9,614,952	(7.8)%
Passenger load factor	67.5%	78.6%	(11.1)	pts
Average passenger trip length (miles)	493	507	(2.8)%

ExpressJet generated 16,904 block hours during the three months ended March 31, 2019 prior to our sale of ExpressJet in January 2019. The number of ExpressJet departures, passengers carried and other operating statistics presented above was not significant for the three months ended March 31, 2019, prior to the sale of ExpressJet.

Operating Revenues

The following table summarizes our operating revenue for the periods indicated (dollar amounts in thousands):

	For the three months ended March 31,
	2020	2019	$ Change	% Change
Flying agreements	$709,494	$700,001	$9,493	1.4%
Lease, airport services and other	20,442	23,693	(3,251)	(13.7)%
Total operating revenues	$729,936	$723,694	$6,242	0.9%

Flying agreements revenue primarily consists of revenue earned on flights we operate under our capacity purchase agreements and prorate agreements with our major airline partners. Lease, airport services and other revenues consist of revenue earned from providing airport counter, gate and ramp services, and revenue from leasing regional jet aircraft and spare engines to third parties. Changes in our flying agreements revenue are summarized below (dollar amounts in thousands).

	For the three months ended March 31,
	2020	2019	$ Change	% Change
Capacity purchase agreements revenue: flight operations	$366,409	$386,545	$(20,136)	(5.2)%
Capacity purchase agreements revenue: aircraft lease revenue	242,734	207,381	35,353	17.0%
Prorate agreements revenue	100,351	106,075	(5,724)	(5.4)%
Flying agreements revenue	$709,494	$700,001	$9,493	1.4%

The decrease in “Capacity purchase agreements revenue: flight operations” of $20.1 million was primarily due to the sale of ExpressJet in 2019 and the corresponding elimination of ExpressJet revenue in 2020 and due to schedule reductions experienced in March 2020 resulting from the COVID-19 pandemic. The increase in “Capacity purchase agreement revenue: aircraft lease revenue” of $35.4 million was primarily due to the incremental revenue generated from 16 E175 aircraft added to our fleet and economic improvements made to certain existing capacity purchase agreements since March 31, 2019. The decrease in prorate agreements revenue of $5.7 million was primarily due to the impact of

COVID-19 and the corresponding decrease in prorate passengers during the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

The $3.3 million decrease in lease, airport services and other revenues was primarily related to a decrease in the number of flights at locations where we were contracted to provide airport customer service during the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Operating Expenses

The following table summarizes our operating expenses and interest expense, (collectively, “Total airline expenses") for the periods indicated (dollar amounts in thousands):

	For the three months ended March 31,
	2020	2019	$ Change	% Change
Salaries, wages and benefits	$249,160	$257,588	$(8,428)	(3.3)%
Aircraft maintenance, materials and repairs	160,216	118,262	41,954	35.5%
Depreciation and amortization	111,708	89,986	21,722	24.1%
Airport-related expenses	30,640	30,647	(7)	(0.0)%
Aircraft fuel	25,413	25,656	(243)	(0.9)%
Aircraft rentals	17,056	20,158	(3,102)	(15.4)%
Special items	—	21,869	(21,869)	NM
Other operating expenses	69,422	63,109	6,313	10.0%
Total operating expenses	$663,615	$627,275	$36,340	5.8%
Interest expense	30,204	32,507	(2,303)	(7.1)%
Total airline expenses	$693,819	$659,782	$34,037	5.2%

Salaries, wages and benefits. The $8.4 million decrease in salaries, wages and benefits was primarily due to $14.4 million of ExpressJet salaries, wages and benefits reflected in the three months ended March 31, 2019 prior to the sale of ExpressJet in January 2019. As a result of decreased demand for air travel due to the COVID-19 pandemic, we have instituted a company-wide hiring freeze, suspended all non-scale pay increases and offered voluntary unpaid leave to our employees.

Aircraft maintenance, materials and repairs. The $42.0 million increase in aircraft maintenance expense was primarily due to an increase in direct maintenance costs incurred on a portion of SkyWest Airlines’ CRJ200 and CRJ700 fleet intended to extend the operational performance and reliability of the aircraft and increased engine maintenance expense during the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Depreciation and amortization. The $21.7 million increase in depreciation and amortization expense was primarily due to a reduction in the estimated useful life of a certain portion of SkyWest Airlines’ CRJ200 fleet that are expected to expire under our flying agreements during 2020 and are not expected to be extended.

Aircraft fuel. The $0.2 million decrease in fuel cost was primarily due to a decrease in our average fuel cost per gallon from $2.43 for the three months ended March 31, 2019 to $2.23 for the three months ended March 31, 2020, partially offset by an increase in the number of prorate flights we operated and corresponding increase in gallons of fuel we purchased. We purchase and incur expense for all fuel on flights operated under our prorate agreements. All fuel costs incurred under our capacity purchase agreements are either purchased directly by our major airline partners or purchased by us and reimbursed by our major airline partners, with the direct reimbursement recorded as a reduction to our fuel expense. The following table summarizes the gallons of fuel we purchased under our prorate agreements, for the periods indicated:

	For the three months ended March 31,
(in thousands)	2020	2019	% Change
Fuel gallons purchased	11,415	10,579	7.9%
Fuel expense	$25,413	$25,656	(0.9)%

Airport-related expenses. Airport-related expenses include airport-related customer service costs such as outsourced airport gate and ramp agent services, airport security fees, passenger interruption costs, deicing, landing fees and station rents (our employee customer service labor costs are reflected in salaries, wages and benefits). The decrease in airport-related expenses was primarily due to a decrease in deicing events partially offset by an increase in airport terminal rents and subcontract airport services related to our prorate operations during the three months ended March 31, 2020.

Aircraft rentals. The $3.1 million decrease in aircraft rentals was primarily related to a reduction of our fleet size that was financed through leases as a result of scheduled lease expirations subsequent to March 31, 2019.

Special Items. The $21.9 million special items expense for the three months ended March 31, 2019 related to a non-cash write-off of $18.5 million in aircraft manufacturer part credits that we forfeited to settle future lease return obligations with the aircraft manufacturer. The $18.5 million of expense was included in the SkyWest Airlines segment. The special items expense also included $3.4 million of expense associated with a cash payout of certain ExpressJet employees stock equity grants as part of the sale of ExpressJet, which was reflected in the ExpressJet segment. We did not have a comparable special items expense during the three months ended March 31, 2020.

Other operating expenses. Other operating expenses primarily consist of property taxes, hull and liability insurance, simulator costs, crew per diem, and crew hotel costs. The $6.3 million increase in other operating expenses was primarily related to credit loss reserves recorded, resulting from our adoption of Accounting Standards Update 2016-13, “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments” (“Topic 326”) during the three months ended March 31, 2020.

Interest Expense. The $2.3 million increase in interest expense was primarily related to the additional interest expense associated with the nine new E175 aircraft added to our fleet subsequent to March 31, 2019, which were debt financed.

Total airline expenses. The $34.0 million increase in total airline expenses was primarily related to additional operating expenses at SkyWest Airlines and SkyWest Leasing that resulted from new, additional aircraft we placed into service since March 31, 2019, partially offset by the sale of ExpressJet and the related expenses associated with ExpressJet’s prior operations during the three months ended March 31, 2019.

Summary of interest income, other income (expense) and provision for income taxes:

Interest income. Interest income decreased $1.2 million, or 32.7%, during the three months ended March 31, 2020, compared to the three months ended March 31, 2019. The decrease in interest income was primarily related to a decrease in interest rates subsequent to March 31, 2019.

Other income (expense), net. During the three months ended March 31, 2020, we had other income, net of $0.4 million primarily related to income earned from our investment in a joint venture with a third party. During the three months ended March 31, 2019, we had other income of $46.7 million primarily related to the gain on sale of ExpressJet.

Income taxes. Our provision for income taxes was 23.3% and 23.0% for the three months ended March 31, 2020 and 2019, respectively. The increase in the effective tax rate primarily relates to a lower discrete tax benefit from excess tax deductions generated from employee equity transactions that occurred during the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Net income. Primarily due to the factors described above, we generated net income of $30.0 million, or $0.59 per diluted share, for the three months ended March 31, 2020, compared to net income of $88.2 million, or $1.69 per diluted share, for the three months ended March 31, 2019.

Our Business Segments

Three Months Ended March 31, 2020 and 2019

For the three months ended March 31, 2020 and following the sale of ExpressJet, we had two reportable segments, which were the basis of our internal financial reporting: SkyWest Airlines and SkyWest Leasing. Our segment disclosure relates to components of our business for which separate financial information is available to, and regularly evaluated by, our chief operating decision maker. Our operating segments for the three months ended March 31, 2019, prior to the sale of ExpressJet, were SkyWest Airlines, ExpressJet and SkyWest Leasing. During 2019, our corporate overhead expense was allocated to the operating expenses of SkyWest Airlines and ExpressJet.

	For the three months ended March 31,
	(dollar amounts in thousands)
	2020	2019	$ Change	% Change
Operating Revenues:
SkyWest Airlines operating revenue	$606,842	$585,768	$21,074	3.6%
ExpressJet operating revenues	—	24,050	(24,050)	(100.0)%
SkyWest Leasing operating revenues	123,094	113,876	9,218	8.1%
Total Operating Revenues	$729,936	$723,694	$6,242	0.9%
Airline Expenses:
SkyWest Airlines airline expense	$596,682	$549,719	$46,963	8.5%
ExpressJet airline expense	—	28,690	(28,690)	(100.0)%
SkyWest Leasing airline expense	97,137	81,373	15,764	19.4%
Total Airline Expenses (1)	$693,819	$659,782	$34,037	5.2%
Segment profit (loss):
SkyWest Airlines segment profit	$10,160	$36,049	$(25,889)	(71.8)%
ExpressJet segment loss	—	(4,640)	4,640	(100.0)%
SkyWest Leasing profit	25,957	32,503	(6,546)	(20.1)%
Total Segment Profit	$36,117	$63,912	$(27,795)	(43.5)%
Interest Income	2,564	3,807	(1,243)	(32.7)%
Other Income (Expense), net	398	46,725	(46,327)	(99.1)%
Consolidated Income Before Taxes	$39,079	$114,444	$(75,365)	(65.9)%
(1)	Total Airline Expenses includes operating expense and interest expense

SkyWest Airlines Segment Profit. SkyWest Airlines block hour production increased to 357,223, or 2.2%, for the three months ended March 31, 2020, from 349,389 for the three months ended March 31, 2019, primarily due to the additional block hour production from nine new E175 aircraft and seven used E175 aircraft added subsequent to March 31, 2019, partially offset by the reduced demand for air travel due to the COVID-19 epidemic in March 2020. Significant items contributing to the SkyWest Airlines segment profit are set forth below.

The $21.1 million, or 3.6%, increase in SkyWest Airlines Operating Revenues for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, was primarily due to revenue associated with 16 E175 aircraft added subsequent to March 31, 2019. The increase in revenue was partially offset by a reduction in prorate revenue from March 31, 2019 to March 31, 2020 due to the COVID-19 pandemic that negatively impacted revenue in March 2020.

The $47.0 million, or 8.5%, increase in SkyWest Airlines Airline Expenses for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, was primarily due to the following factors:

●	SkyWest Airlines’ salaries, wages and benefits expense increased by $5.8 million, or 2.4%, primarily due to additional block hour production.

●	SkyWest Airlines’ aircraft maintenance, materials and repairs expense increased by $46.5 million, or 42.4%, primarily attributable to an increase in maintenance parts expense and direct maintenance costs incurred on a portion of SkyWest Airlines’ CRJ200 and CRJ700 fleet and increased engine maintenance expense during the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

●	SkyWest Airlines’ depreciation and amortization expense increased by $11.7 million, or 29.3%, primarily due to a decrease in the estimated useful life of a certain portion of SkyWest Airlines’ CRJ200 fleet and the related spare engines that are expected to come out of service during 2020.

●	SkyWest Airlines included special items related to a non-cash write-off of $18.5 million in aircraft manufacturer part credits that we forfeited to settle future lease return obligations with the aircraft manufacturer during the three months ended March 31, 2019.

●	SkyWest Airlines’ other operating expense increased $6.7 million, or 11.3%, primarily due to an increase in the use of hotels for crews and an increase in direct operating costs associated with the increase in block hour production year-over-year.

SkyWest Leasing Segment Profit. SkyWest Leasing profit decreased $6.5 million during the three months ended March 31, 2020, compared to the three months ended March 31, 2019, primarily due to additional depreciation expense resulting from a shortened estimated useful life of certain CRJ200 spare engines that are expected to come out of service during 2020 as a result of COVID-19, partially offset by an additional nine new E175 aircraft added to our fleet subsequent to March 31, 2019.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash Position and Liquidity. The following table provides a summary of the net cash provided by (used in) our operating, investing and financing activities for the three months ended March 31, 2020 and 2019, and our total cash and marketable securities positions as of March 31, 2020 and December 31, 2019 (in thousands):

	For the three months ended March 31,
	2020	2019	$ Change	% Change
Net cash provided by operating activities	$269,483	$154,914	$114,569	74.0%
Net cash provided by (used in) investing activities	54,987	(76,905)	131,892	(171.5)%
Net cash used in financing activities	(122,132)	(115,508)	(6,624)	5.7%

	March 31,	December 31,
	2020	2019	$ Change	% Change
Cash and cash equivalents	$289,544	$87,206	$202,338	232.0%
Marketable securities	288,351	432,966	(144,615)	(33.4)%
Total cash and marketable securities	$577,895	$520,172	$57,723	11.1%

Cash Flows provided by Operating Activities

The $114.6 million increase in net cash provided by operating activities was primarily due to changes in current asset and liability accounts, including an increase in our accounts payable balance from $284.5 million at December 31, 2019 to $407.3 million at March 31, 2020, primarily related to the timing of engine maintenance payments.

Cash Flows provided by (used in) Investing Activities

The $131.9 million decrease in cash used in investing activities was primarily due to the acquisition of 70 previously leased aircraft and one new E175 during the three months ended March 31, 2019, compared to the acquisition of four used CRJ700 aircraft for the three months ended March 31, 2020. These changes represented a $172.4 million decrease in aircraft purchases and related spare aircraft assets. Additionally, during the three months ended March 31, 2019, we sold ExpressJet for $79.6 million partially offset by a note receivable issued to the buyer of $26.4 million, resulting in net cash from the sale of ExpressJet of $53.2 million.

Cash Flows used in Financing Activities

The $6.6 million increase in cash used in financing activities was primarily related to the decrease in proceeds from the issuance of long-term debt of $19.9 million associated with one E175 aircraft and two previously leased aircraft acquired during the three months ended March 31, 2019, compared to no long-term debt being issued during the three months ended March 31, 2020. Additionally, during the three months ended March 31, 2020, we used an additional $26.2 million to purchase treasury shares and make income tax payments towards vested employee equity awards compared to $34.3 million for the three months ended March 31, 2019.

Liquidity and Capital Resources as of March 31, 2020

Given the measures discussed above that we have implemented to mitigate the impact of the COVID-19 pandemic on our financial position and operations and our assumptions about its future impact on travel demand, which could be materially different due to the inherent uncertainties of the current operating environment, we believe the working capital currently available to us (including funds from government assistance provided or to be provided pursuant to the CARES Act) will be sufficient to meet our present financial requirements, including anticipated expansion, planned capital expenditures, and scheduled lease payments and debt service obligations for at least the next 12 months.

At March 31, 2020, our total capital mix was 46.0% equity and 54.0% long-term debt, compared to 45.3% equity and 54.7% long-term debt at December 31, 2019.

As discussed above and subsequent to March 31, 2020, on April 23, 2020, SkyWest Airlines entered into the PSP Agreement with Treasury with respect to the Payroll Support Program under the CARES Act, pursuant to which it expects to receive approximately $438.0 million in the aggregate, 50% of which was received in April 2020. See Note 15 to the condensed consolidated financial statements for more information on the Payroll Support Program.

We have also applied for a secured loan under the CARES Act and anticipate that we will be eligible for $497 million of financing. We are evaluating our participation in this loan as well as other financing commercially available to us.

Significant Commitments and Obligations

General

See Note 7, "Leases, Commitments and Contingencies," to the condensed consolidated financial statements for our commitments and obligations for each of the next five years and thereafter.

Purchase Commitments and Options

We are coordinating with our major airline partners and aircraft manufactures on the timing of upcoming fleet deliveries under previously announced deals in response to COVID-19 schedule reductions. The anticipated future delivery dates summarized below are subject to change. As of March 31, 2020, we had a firm purchase commitment for 26 new E175 aircraft from Embraer, S.A. with original delivery dates through 2021. Additionally, as of March 31, 2020, we had agreed to purchase two used CRJ700 aircraft from a third party with anticipated delivery dates in 2020.

We have in recent years funded the majority of our aircraft acquisition cost with long-term debt. At the time of each aircraft acquisition, we evaluate the financing alternatives available to us, and select an appropriate method to fund the acquisition. At present, we intend to fund our acquisition of any additional aircraft through cash on hand and debt financing. Based on current market conditions and discussions with prospective leasing organizations and financial institutions, we currently believe that we will be able to obtain financing for our committed acquisitions, as well as additional aircraft. We intend to finance the firm order for 26 new E175 aircraft with approximately 85% debt and the remaining balance with cash.

Long-term Debt Obligations

As of March 31, 2020, we had $2.9 billion of long-term debt obligations, including current maturities, primarily related to the acquisition of E175 aircraft. The average effective interest rate on the debt related to such aircraft was approximately 4.1% at March 31, 2020.

Guarantees

We have guaranteed the obligations of SkyWest Airlines under the SkyWest Airlines Delta Connection Agreement and the SkyWest Airlines United Express Agreement for the E175 aircraft. In addition, we have guaranteed certain other SkyWest Airlines obligations under its aircraft financing and leasing agreements.

Seasonality

Our results of operations for any interim period are not necessarily indicative of those for an entire year, since the airline industry is subject to seasonal fluctuations and general economic conditions. Our operations are somewhat favorably affected by increased travel on our prorate routes, historically occurring during the summer months, and unfavorably affected by decreased travel during the months November through February and by inclement weather, which may occasionally or frequently, depending on the severity of the inclement weather in any given winter, result in cancelled flights during the winter months. The COVID-19 pandemic is anticipated to negatively impact our summer schedule. The magnitude of the impact will depend on various factors including passenger demand and the related flight schedules we are requested to operate by our major airline partners under our capacity purchase agreements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

In the past, we have not experienced difficulties with fuel availability and we currently expect to be able to obtain fuel at prevailing prices in quantities sufficient to meet our future needs. Pursuant to our capacity purchase agreements, United, Delta, Alaska and American have agreed to bear the economic risk of fuel price fluctuations on our contracted flights. We bear the economic risk of fuel price fluctuations on our prorate operations. For the three months ended March 31, 2020, prorate flying arrangements represented approximately 14.1% of our total flying agreements revenue. For illustrative purposes only, we have estimated the impact of the market risk of fuel price fluctuations on our prorate operations using a hypothetical increase of 25% in the price per gallon we purchase. Based on this hypothetical assumption, we would have incurred an additional $6.4 million in fuel expense for the three months ended March 31, 2020.

Interest Rates

As of March 31, 2020, all of our interest rates on our long-term debt were fixed rates. We currently intend to finance the acquisition of aircraft through manufacturer financing or long-term borrowings. Changes in interest rates may impact the actual cost to us to acquire future aircraft. To the extent we place new aircraft in service under our code-share agreements with Delta, United, American, Alaska or other carriers, our code-share agreements currently provide that reimbursement rates will be adjusted to reflect the interest rates effective at the closing of the respective aircraft financing.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of March 31, 2020, those controls and procedures were effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

During the three months ended March 31, 2020, we implemented changes to our processes in response to the adoption of Accounting Standards Update No. 2016-13, “Financial Instruments- Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments” (“Topic 326”) that became effective January 1, 2020. The operating effectiveness of these changes will be evaluated as part of our annual assessment of the effectiveness of internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities. As of March 31, 2020, our management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on our financial position, liquidity or results of operations.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and in our other filings with the SEC, which factors could materially affect our business, financial condition and results of operations. The risks described in our reports filed with the SEC are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K.

The outbreak and global spread of COVID-19 has resulted in a severe decline in demand for air travel which has adversely impacted our and our major airline partners’ business, operating results, financial condition and liquidity. The duration and severity of the COVID-19 pandemic, and similar public health threats that we may face in the future, could result in additional adverse effects on our and our major airline partners’ business, operating results, financial condition and liquidity.

In December 2019, a novel strain of coronavirus, COVID-19, was reported in Wuhan, China, and the World Health Organization subsequently declared COVID-19 a global health pandemic. On March 11, 2020, the U.S. Department of State issued a global Level 3 “reconsider travel” advisory for all travel abroad. On March 13, 2020, the U.S. government declared a national emergency. On March 19, 2020, the U.S. Department of State issued a global Level 4 “do not travel” advisory advising U.S. citizens to avoid all international travel due to the global impact of COVID-19. Additionally, the U.S. government has issued a travel advisory for residents of New York, New Jersey and Connecticut due to extensive community transmission of COVID-19 in the area. The U.S. government has also implemented enhanced screenings, mandatory 14-day quarantine requirements and other travel restrictions in connection with the

COVID-19 pandemic, including restrictions on travel from Mexico and Canada, and many foreign and U.S. state governments have instituted similar measures and declared states of emergency.

The COVID-19 outbreak, along with the measures governments and private organizations worldwide have implemented in an attempt to contain the spread of this pandemic, has resulted in a severe decline in demand for air travel, which has adversely affected our and our major airline partners’ business, operations and financial condition to an unprecedented extent. Measures ranging from travel restrictions, “shelter in place” and quarantine orders, limitations on public gatherings to cancellation of public events have resulted in a precipitous decline in demand for both domestic and international business and leisure travel. In response to this material decrease in demand, our major airline partners, upon whom we depend to contract with us and to set our flight schedules, have drastically reduced their capacity in April 2020 compared to April 2019, with similar or greater cuts expected in May 2020 and June 2020, and possibly beyond. We in turn have significantly reduced our capacity. Prior to the COVID-19 pandemic, we anticipated operating approximately 2,500 daily departures in the month of April 2020; however, in April we operated approximately 800 to 900 daily departures as a result of COVID-19-related schedule reductions. We also anticipate similar schedule reductions will likely continue into the second quarter of 2020 and may continue throughout the remainder of 2020 and into 2021. We will continue to work with our major airline partners regarding future schedules and make further demand-driven adjustments to our capacity as needed. Additionally, we anticipate certain aircraft with scheduled contract expirations in 2020 will not be extended as a result of decreased demand, including 55 CRJ200 aircraft operating under the SkyWest Airlines Delta Connection Agreement. We also anticipate our American Prorate Agreement on seven CRJ200 aircraft will terminate in 2020 as a result of COVID-19-related passenger demand reductions. We may have further reductions in the number of CRJ200 aircraft operating under prorate agreements with our other major airline partners throughout 2020. We also may receive requests by our major airline partners to defer deliveries of new or used aircraft that were previously scheduled for 2020 and 2021. The duration and severity of the COVID-19 pandemic remain uncertain, and there can be no assurance that these actions will suffice to sustain our business and operations through this pandemic.

During March 2020, the COVID-19 pandemic had a negative impact on our revenues, primarily under our prorate agreements. The number of aircraft operating under our prorate agreements increased from 61 aircraft as of March 31, 2019 to 65 aircraft as of March 31, 2020, or 6.6%. However, our prorate revenue decreased from $106.1 million for the three months ended March 31, 2019 to $100.4 million for the three months ended March 31, 2020, or 5.8%. The negative impact to our revenues from COVID-19 is anticipated to continue into the second quarter of 2020 and throughout the remainder of 2020. Additionally, the majority of our code-share agreements set forth minimum levels of flight operations which our major airline partners are required to schedule for our operations and we are required to provide. These minimum flight operating levels are intended to provide a baseline level of expected utilization of aircraft, labor, maintenance facilities and related flight operations support. Historically, our major airline partners have utilized our flight operations at levels which exceed the minimum levels set forth in our code-share agreements; however, the COVID-19 pandemic will likely cause our major airline partners to reduce our utilization below the minimum levels and we may not be able to maintain operating efficiencies previously obtained, which would negatively impact our operating results and financial condition.

On April 23, 2020, SkyWest Airlines entered into the PSP Agreement with Treasury with respect to the Payroll Support Program under the CARES Act, pursuant to which it expects to receive approximately $438 million in the aggregate, 50% of which was received on April 23, 2020 and the remaining amounts are expected to be received in three additional disbursements from May to July 2020. Of the $438 million, approximately $337 million will be a direct grant and approximately $101 million will be in the form of a ten-year, low interest unsecured term loan. The Payroll Support Program includes certain restrictions, including limitations on involuntary terminations and furloughs through September 30, 2020, requirements to maintain certain levels of scheduled service, restrictions on the payment of dividends and the repurchase of our common stock through September 30, 2021, and certain limitations on executive compensation. The substance and duration of these restrictions will materially affect our operations, and we may not be successful in managing these impacts.

We may also take additional actions to improve our financial position, including measures to improve liquidity, such as drawing down on SkyWest Airlines’ line of credit, the issuance of secured debt securities, and/or the entry into other debt facilities. There can be no assurance as to the timing of any such drawdown or issuance, which may be in the near term, or that any such additional financing will be completed on favorable terms, or at all. Any such actions could be conducted in the near term, may be material in nature and could result in significant additional borrowing. Measures to improve liquidity or other strategic actions that we may take in the future in response to COVID-19 may not be effective in offsetting decreased demand, and we will not be permitted to take certain strategic actions as a result of the CARES Act, which could result in a material adverse effect on our business, operating results and financial condition.

The full extent of the ongoing impact of COVID-19 on our longer-term operational and financial performance will depend on future developments, many of which are outside of our control, including the effectiveness of the mitigation strategies discussed above, the duration and spread of COVID-19 and related travel advisories and restrictions, the impact of COVID-19 on overall long-term demand for air travel, the impact of COVID-19 on our financial health and operations and that of our major airline partners, and future governmental actions, all of which are highly uncertain and cannot be predicted. The COVID-19 pandemic has had a material impact, and the continuation of reduced demand could have a material adverse effect, on our business, operating results, financial condition and liquidity. Moreover, to the extent any of these risks and uncertainties adversely impact us in the ways described above or otherwise, they may also have the effect of heightening many of the other risks set forth in our Annual Report on Form 10-K for the year ended December 31, 2019.

In addition, a further outbreak of COVID-19, an outbreak of another disease or similar public health threat, or fear of such an event, that affects travel demand, travel behavior or travel restrictions could have a material adverse impact on our business, financial condition and operating results and those of our major airline partners. Outbreaks of other diseases could also result in increased government restrictions and regulation, such as those actions described above or otherwise, which could adversely affect our operations.

We have a significant amount of contractual long-term debt obligations.

As of March 31, 2020, we had a total of approximately $2.9 billion in total long-term debt obligations. Substantially all of this long-term debt was incurred in connection with the acquisition of aircraft and engines. We also have significant long-term lease obligations primarily relating to our aircraft fleet. As of March 31, 2020, we had 103 aircraft under operating leases with remaining terms ranging from less than one year to ten years. Future minimum lease payments due under all long-term operating leases were approximately $434.5 million at March 31, 2020. At a 6.4% discount factor, which is the average rate used to approximate the implicit rates within the applicable leases, the present value of these lease obligations was equal to approximately $326.7 million at March 31, 2020. Our high level of fixed obligations could impact our ability to obtain additional financing to support additional expansion plans or divert cash flows from operations and expansion plans to service the fixed obligations.

Under our capacity purchase agreements, our major airline partners compensate us for our costs of owning or leasing the aircraft on a monthly basis. The aircraft compensation structure varies by agreement but is intended to cover either our aircraft principal and interest debt service costs, our aircraft depreciation and interest expense or our aircraft lease expense costs while the aircraft is under contract. In the event any of our major airline partners defaults under a capacity purchase agreement or we are unable to extend the flying contract terms on aircraft with ongoing financial obligations, our financial position and financial results could be materially adversely affected.

In addition, in response to the travel restrictions, decreased demand and other effects the COVID-19 pandemic has had and is expected to have on our business, we may seek material amounts of additional financial liquidity in the short-term, which may include drawing down on SkyWest Airlines’ line of credit, the issuance of secured debt securities and/or the entry into other debt facilities, among other items. There can be no assurance as to the timing of any such drawdown or issuance, which may be in the near term, or that any such additional financing will be completed on favorable terms, or at all. In addition, we have received financial assistance that is available to the airline industry under the CARES Act, which financial assistance subjects us and our business to certain restrictions, including, but not limited to, limitations on involuntary terminations and furloughs through September 30, 2020, requirements to maintain certain levels of scheduled service, restrictions on the payment of dividends and the repurchase of our common stock through September 30, 2021, and certain limitations on executive compensation.

Although the Company's cash flows from operations and its available capital have been sufficient to meet its obligations and commitments to date, the Company's liquidity has been, and may in the future be, negatively affected by the risk factors discussed in our Form 10-K for the year ended December 31, 2019, as updated by this Quarterly Report, including risks related to future results arising from the COVID-19 pandemic. If our liquidity is materially diminished, we might not be able to timely pay our leases and debts or comply with certain covenants under SkyWest Airlines’ line of credit or with other material provisions of our contractual obligations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has adopted a stock repurchase program which authorizes us to repurchase shares of our common stock in the public market or in private transactions, from time to time, at prevailing prices. Our stock repurchase program currently authorizes the repurchase of up to $250.0 million of our common stock. The following table summarizes the repurchases under our stock purchase programs during the three months ended March 31, 2020.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in Thousands)
February 1, 2020 – February 29, 2020	268,391	$55.89	268,391	$144,590
March 1, 2020 — March 31, 2020	117,215	$42.66	117,215	$139,590
Total	385,606	$51.87	385,606	$139,590
(1)	In February 2019, our Board of Directors authorized a new stock purchase program to repurchase up to $250.0 million of our common stock. Purchases are made at management’s discretion based on market conditions and financial resources. As of March 31, 2020, we had repurchased 1,966,353 shares of our common stock for $110.4 million under this authorization. In conjunction with our receipt of funding under the CARES Act, we have suspended our share repurchase activity through September 30, 2021.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer
32.2	Certification of Chief Financial Officer
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, to be signed on its behalf by the undersigned, thereunto duly authorized, on May 8, 2020.

SKYWEST, INC.

By	/s/ Robert J. Simmons
Robert J. Simmons
Chief Financial Officer