Form 10-Q
period 2020-06-30
SKYWEST INC
filed 2020-08-07
CIK 793733

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2020
Common stock, no par value	50,181,350

SKYWEST, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

ASSETS

	June 30,	December 31,
	2020	2019
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$452,247	$87,206
Marketable securities	309,823	432,966
Income tax receivable	18,915	11,141
Receivables, net	42,498	82,977
Inventories, net	97,782	110,503
Other current assets	24,584	35,553
Total current assets	945,849	760,346

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	7,273,577	7,078,801
Deposits on aircraft	40,263	48,858
Buildings and ground equipment	246,131	265,398
	7,559,971	7,393,057
Less-accumulated depreciation and amortization	(2,233,275)	(1,998,376)
Total property and equipment, net	5,326,696	5,394,681

OTHER ASSETS:
Operating lease right-of-use assets	310,016	336,009
Other assets	190,822	166,093
Total other assets	500,838	502,102
Total assets	$6,773,383	$6,657,129

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2020	2019
	(unaudited)
CURRENT LIABILITIES:
Current maturities of long-term debt	$309,159	$364,126
Accounts payable	322,460	284,473
Accrued salaries, wages and benefits	108,929	133,856
Current maturities of operating lease liabilities	87,415	94,806
Taxes other than income taxes	20,221	15,004
Other current liabilities	138,003	32,411
Total current liabilities	986,187	924,676

LONG-TERM DEBT, net of current maturities	2,664,122	2,628,989

DEFERRED INCOME TAXES PAYABLE	625,504	623,580

NONCURRENT OPERATING LEASE LIABILITIES	238,572	259,237

OTHER LONG-TERM LIABILITIES	116,036	45,633

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 82,053,807 and 81,742,937 shares issued, as of June 30, 2020 and December 31, 2019, respectively	694,997	686,806
Retained earnings	2,064,794	2,079,179
Treasury stock, at cost, 31,913,635 and 31,420,179 shares issued, as of June 30, 2020 and December 31, 2019, respectively	(617,136)	(590,971)
Unrealized appreciation on securities	307	—
Total stockholders’ equity	2,142,962	2,175,014
Total liabilities and stockholders’ equity	$6,773,383	$6,657,129

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars and Shares in Thousands, Except per Share Amounts)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
OPERATING REVENUES:
Flying agreements	$336,370	$725,335	$1,045,864	$1,425,336
Lease, airport services and other	13,669	19,048	34,111	42,741
Total operating revenues	350,039	744,383	1,079,975	1,468,077
OPERATING EXPENSES:
Salaries, wages and benefits	170,218	243,766	419,379	501,354
Aircraft maintenance, materials and repairs	121,289	124,789	281,505	243,051
Depreciation and amortization	131,638	90,148	243,346	180,134
Airport-related expenses	21,550	30,782	52,190	61,429
Aircraft fuel	6,821	30,851	32,234	56,507
Aircraft rentals	16,697	18,006	33,752	38,164
CARES Act payroll support grant	(151,938)	—	(151,938)	—
Special items	—	—	—	21,869
Other operating expenses	38,167	61,948	107,589	125,057
Total operating expenses	354,442	600,290	1,018,057	1,227,565
OPERATING INCOME (LOSS)	(4,403)	144,093	61,918	240,512
OTHER INCOME (EXPENSE):
Interest income	1,685	3,731	4,249	7,538
Interest expense	(30,926)	(32,770)	(61,130)	(65,278)
Other income (expense), net	402	281	800	47,006
Total other income (expense), net	(28,839)	(28,758)	(56,081)	(10,734)
INCOME (LOSS) BEFORE INCOME TAXES	(33,242)	115,335	5,837	229,778
PROVISION (BENEFIT) FOR INCOME TAXES	(7,527)	27,283	1,564	53,545
NET INCOME (LOSS)	$(25,715)	$88,052	$4,273	$176,233

BASIC EARNINGS (LOSS) PER SHARE	$(0.51)	$1.72	$0.09	$3.44
DILUTED EARNINGS (LOSS) PER SHARE	$(0.51)	$1.71	$0.08	$3.40
Weighted average common shares:
Basic	50,140	51,145	50,208	51,293
Diluted	50,140	51,477	50,357	51,787

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(25,715)	$88,052	$4,273	$176,233
Net unrealized depreciation on debt securities, net of taxes	307	—	307	32
TOTAL COMPREHENSIVE INCOME (LOSS)	$(25,408)	$88,052	$4,580	$176,265

See accompanying notes to condensed consolidated financial statements

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

(UNAUDITED)

(In Thousands)

						Accumulated
						Other
	Common Stock		Retained	Treasury Stock		Comprehensive
	Shares	Amount	Earnings	Shares	Amount	Income	Total
Balance at December 31, 2019	81,743	$686,806	$2,079,179	(31,420)	$(590,971)	$—	$2,175,014
Change in accounting principle and other (see Note 1)	—		(11,639)	—	—	—	(11,639)
Balance at December 31, 2019, as adjusted	81,743	686,806	2,067,540	(31,420)	(590,971)	—	2,163,375
Net income	—	—	29,988	—	—	—	29,988
Exercise of common stock options and stock issued under equity award plan	287	38	—	—	—	—	38
Sale of common stock under employee stock purchase plan	24	1,494	—	—	—	—	1,494
Stock-based compensation expense associated with equity awards, net of forfeitures	—	1,727	—	—	—	—	1,727
Treasury shares acquired from vested employee stock awards for income tax withholdings	—	—	—	(108)	(6,165)	—	(6,165)
Treasury stock purchases	—	—	—	(386)	(20,000)	—	(20,000)
Cash dividends declared ($0.14 per share)	—	—	(7,019)	—	—	—	(7,019)
Balance at March 31, 2020	82,054	$690,065	$2,090,509	(31,914)	$(617,136)	$—	$2,163,438
Net loss	—	—	(25,715)	—	—	—	(25,715)
Net unrealized appreciation on marketable securities, net of tax of $99	—	—	—	—	—	307	307
Stock-based compensation expense associated with equity awards, net of forfeitures	—	2,087	—	—	—	—	2,087
CARES Act warrant issuance	—	2,845	—	—	—	—	2,845
Balance at June 30, 2020	82,054	$694,997	$2,064,794	(31,914)	$(617,136)	$307	$2,142,962

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

SKYWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands)

	Six months ended
	June 30,
	2020	2019
NET CASH PROVIDED BY OPERATING ACTIVITIES	$492,283	$362,123

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(475,156)	(896,326)
Sales of marketable securities	598,606	961,403
Proceeds from the sale of aircraft, property and equipment	1,366	21,065
Acquisition of property and equipment:
Aircraft and rotable spare parts	(161,167)	(325,969)
Buildings and ground equipment	(8,695)	(55,865)
Deposits on aircraft	(625)	(31,817)
Aircraft deposits applied towards acquired aircraft	9,220	23,298
Net cash received from sale of ExpressJet subsidiary	—	53,200
Decrease (increase) in other assets	(34,172)	1,962
NET CASH USED IN INVESTING ACTIVITIES	(70,623)	(249,049)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	98,059	99,914
Principal payments on long-term debt	(115,189)	(211,200)
Net proceeds from issuance of common stock	1,532	4,540
Purchase of treasury and common stock and employee income tax paid on equity awards	(26,165)	(68,932)
Increase in debt issuance and lessor initial direct costs	(1,797)	(820)
Payment of cash dividends	(13,059)	(11,299)
NET CASH PROVIDED USED IN FINANCING ACTIVITIES	(56,619)	(187,797)

Increase (decrease) in cash and cash equivalents	365,041	(74,723)
Cash and cash equivalents at beginning of period	87,206	328,384
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$452,247	$253,661

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing activities:
Acquisition of rotable spare parts	$13,522	$3,244
Debt assumed on aircraft acquired under operating leases	$—	$14,475
Engines contributed to joint venture	$—	$22,313
Non-cash assets used to acquire aircraft under operating leases	$—	$150,688
Lease liability arising from the recognition of right-of-use asset	$—	$456,472
CARES Act warrant issuance	$2,845	$—
Cash paid during the period for:
Interest, net of capitalized amounts	$41,881	$67,778
Income taxes	$303	$1,713

SUPPLEMENTAL DISCLOSURE OF SALE OF SUBSIDIARY:
Decrease in carrying amount of assets	$—	$(101,448)
Decrease in carrying amount of liabilities	—	68,341
Cash received from buyers	—	79,632
Gain on sale of subsidiary	$—	$46,525

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated financial statements of SkyWest, Inc. (“SkyWest” or the “Company”) and its operating subsidiary SkyWest Airlines, Inc. (“SkyWest Airlines”) and its leasing subsidiary SkyWest Leasing, Inc. (“SkyWest Leasing”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). On January 22, 2019, the Company completed the sale of its former wholly owned subsidiary, ExpressJet Airlines, Inc. (“ExpressJet”). The Company’s financial and operating results presented in this Report include the financial results of ExpressJet for the period of time ExpressJet was operating as a subsidiary of the Company. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Due in part to the severe affects from the global COVID-19 (coronavirus) pandemic, in addition to other factors, the results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

Recent Accounting Pronouncements

Recently Adopted Standards

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments” (“Topic 326”), which requires measurement and recognition of expected credit losses for financial assets held and requires enhanced disclosure regarding significant estimates and judgments used in estimating credit losses. Topic 326 is effective for the Company beginning January 1, 2020. The Company adopted Topic 326 on January 1, 2020. The Company’s primary financial assets as of December 31, 2019 included trade receivables from its flying agreements, a note receivable from the sale of ExpressJet, and receivables from aircraft manufacturers and other third parties in the airline industry. The Company recorded a credit loss of $11.6 million net of income tax in conjunction with the adoption of Topic 326. The Company recorded this credit loss as a January 1, 2020 beginning balance sheet entry to retained earnings (net of income tax). Due to the COVID-19 pandemic, the Company recorded additional reserves against certain of the Company’s outstanding financial instruments during the six months ended June 30, 2020. See Note 3, “Flying Agreements Revenue and Lease, Airport Services and Other Revenues,” for more information.

Note 2 — Impact of the COVID-19 Pandemic

COVID-19, which was declared a global health pandemic by the World Health Organization in March 2020, has surfaced in nearly all regions of the world and driven the implementation of significant, government-imposed measures to prevent or reduce its spread, including travel restrictions, closing of borders, “shelter in place” orders and business closures. Consequently, the Company and its major airline partners (as defined in Note 3 below), have experienced an unprecedented decline in the demand for air travel, which has materially and adversely affected the Company’s revenues, particularly under its prorate agreements (as defined in Note 3 below). The spread of the virus and the resulting global pandemic has affected the majority of the domestic and international networks of the Company’s major airline partners for whom it conducts flight operations and relies on to set its flight schedules. While the length and severity of the reduction in demand due to COVID-19 are uncertain, the Company presently expects a continued significant negative impact on its results of operations for the remainder of 2020 and into 2021.

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

Capacity Reductions. Beginning in March 2020, the Company and its major airline partners experienced an unprecedented decrease in demand for air travel and expect this decline from 2019 levels to continue throughout 2020. The Company depends on its major airline partners to contract with the Company to schedule flights. Therefore, in response to this decreased demand, the Company has significantly reduced its capacity. Prior to the COVID-19 pandemic, the Company anticipated operating approximately 2,500 to 2,600 daily departures in the month of July 2020. However, in July 2020 it typically operated between approximately 1,200 to 1,400 daily departures as a result of COVID-19-related schedule reductions. The Company also anticipates similar schedule reductions will likely continue throughout the remainder of 2020 and into 2021. The number of daily flights operated by the Company may not return to pre-COVID-19 levels for the foreseeable future. The Company will continue to work with its major airline partners regarding future schedules and make further demand-driven adjustments to its capacity as needed. The Company anticipates certain aircraft with scheduled contract expirations in 2020 will not be extended as a result of decreased demand including 36 Canadair CRJ200 regional aircraft (“CRJ200”) operating under the SkyWest Airlines Delta Connection Agreement as of June 30, 2020. The Company additionally terminated its American Prorate Agreement on seven CRJ200 aircraft in the second quarter of 2020 and the Company may have further reductions in the number of CRJ200 aircraft operating under its other prorate agreements. The Company may receive requests by its major airline partners to defer deliveries of new or used aircraft that were previously scheduled for 2020, 2021 and 2022.

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

Liquidity. At June 30, 2020, the Company had $828.3 million in total available liquidity, consisting of $762.1 million in cash and marketable securities and $66.2 million available under SkyWest Airlines’ line of credit.

CARES Act. On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) into law. The CARES Act is a relief package intended to assist many aspects of the U.S. economy, including providing the airline industry with up to $25 billion in grants to be used for employee wages, salaries and benefits.

In April 2020, SkyWest Airlines entered into an agreement with the U.S. Department of the Treasury (“Treasury”) to receive $438.0 million in emergency relief through the CARES Act payroll support program to be paid in installments from April to July 2020. The relief payments are conditioned on the Company’s agreement to, among other things, refrain from conducting involuntary employee layoffs or furloughs through September 30, 2020. Other conditions include bans on share repurchases and dividends through September 30, 2021, continuing essential air service as directed by the U.S. Department of Transportation and certain limitations on executive compensation. The relief payments include $336.6 million in a grant and $101.4 million in an unsecured 10-year low interest loan. The loan bears interest at an annual rate of 1.00% for the first five years (through April 2025) and the Secured Overnight Financing Rate ("SOFR") plus 2.00% in the final five years. In return, we agreed to issue to Treasury warrants to purchase 357,317 shares of the Company’s common stock. These warrants have an exercise price of $28.38 per share and a five-year term from the date of issuance.

The relative fair value of the warrants is recorded within stockholder's equity and as a discount reducing the carrying value of the loan, which will be amortized as interest expense in the Company’s income statement over the term of the loan. The proceeds of the grant are recorded in cash and cash equivalents when received and will be recognized as a reduction in expense in CARES Act payroll support grant in our income statement over the periods that the funds are intended to compensate.

In the three months ended June 30, 2020, the Company received $306.6 million under the CARES Act payroll support program, which consisted of $244.6 million in a grant and $62.0 million in an unsecured loan. The remaining amount was received in July 2020. As of June 30, 2020, the Company recognized $151.9 million of the grant as a reduction in expense with the remaining $92.7 million recorded as a deferred reduction in expense in other current liabilities on our balance sheet. We expect to recognize the remainder of the grant proceeds from the CARES Act payroll support program as a reduction in expense by the end of 2020. See Note 9, "Long-Term Debt," for further discussion of the unsecured loans and warrants to acquire the Company’s shares issued under the CARES Act payroll support program.

The CARES Act also provides for up to $25 billion in secured loans to the airline industry. The Company has entered into a non-binding letter of intent with Treasury for approximately $497.0 million under the secured loan program. The Company is evaluating the timing and level of its of participation, and the Company has until September 30, 2020 to decide whether to participate in this program.

Note 3 — Flying Agreements Revenue and Lease, Airport Services and Other Revenues

The Company recognizes flying agreements revenue and lease, airport services and other revenues when the service is provided under its code-share agreements. Under the Company’s fixed-fee arrangements (referred to as “capacity purchase agreements”) with Delta Air Lines, Inc. (“Delta”), United Airlines, Inc. (“United”), American Airlines, Inc. (“American”) and Alaska Airlines, Inc. (“Alaska”) (each, a “major airline partner”), the major airline partner generally pays the Company a fixed-fee for each departure, flight hour (measured from takeoff to landing, excluding taxi time) or block hour (measured from takeoff to landing, including taxi time) incurred, and an amount per aircraft in service each month with additional incentives based on flight completion and on-time performance. The major airline partner also directly pays for or reimburses the Company for certain direct expenses incurred under the capacity purchase agreement, such as fuel, airport landing fees and airport rents. Under the capacity purchase agreements, the Company’s performance obligation is met when each flight is completed and is reflected in flying agreements revenue. The transaction price for the capacity purchase agreements is determined from the fixed-fee consideration, incentive consideration and directly reimbursed expenses earned as flights are completed over the agreement term. For the six months ended June 30, 2020, capacity purchase agreements represented approximately 86.9% of the Company’s flying agreements revenue.

Under the Company’s revenue-sharing arrangements (referred to as a “revenue-sharing” or “prorate” arrangement), the major airline partner and the Company negotiate a passenger fare proration formula, pursuant to which the Company receives a percentage of the ticket revenues for those passengers traveling for one portion of their trip on a Company airline and the other portion of their trip on the major airline partner. Under the Company’s prorate flying agreements, the performance obligation is met and revenue is recognized when each flight is completed based upon the portion of the prorate passenger fare the Company anticipates that it will receive for each completed flight. The transaction price for the prorate agreements is determined from the proration formula derived from each passenger ticket amount on each completed flight over the agreement term. For the six months ended June 30, 2020, prorate flying arrangements represented approximately 13.1% of the Company’s flying agreements revenue.

Lease, airport services and other revenues primarily consist of revenue generated from aircraft and spare engines leased to third parties. Of the Company’s $5.3 billion of property and equipment, net as of June 30, 2020, $132.5 million of regional jet aircraft and spare engines was leased to third parties under operating leases as of June 30, 2020. The Company mitigates the residual asset risks of these assets by leasing aircraft and engine types that can be operated by the Company in the event of a default. Additionally, the operating leases typically have specified lease return condition requirements paid by the lessee to the Company and the Company typically maintains inspection rights under the leases. The following table summarizes future minimum rental income under operating leases primarily related to leased aircraft that had remaining non-cancelable lease terms as of June 30, 2020 (in thousands):

July 2020 through December 2020	$11,974
2021	22,508
2022	22,196
2023	21,643
2024	21,336
Thereafter	70,938
$170,595

Additionally, lease, airport services and other revenues includes airport agent services, such as gate and ramp agent services at applicable airports where the Company provides such services. The transaction price for airport customer service agreements is determined from an agreed-upon rate by location applied to the applicable number of flights handled by the Company over the agreement term. The following represents the Company’s lease, airport services and other revenue for the three and six months ended June 30, 2020 and 2019 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Operating lease revenue	$9,485	$9,016	$20,026	$18,038
Airport customer service and other revenue	4,184	10,032	14,086	24,703
Lease, airport services and other	$13,669	$19,048	$34,112	$42,741

Other ancillary revenues commonly associated with airlines, such as baggage fee revenue, ticket change fee revenue and the marketing component of the sale of mileage credits, are retained by the Company’s major airline partners on flights that the Company operates under its code-share agreements.

The following table represents the Company’s flying agreements revenue by type for the three and six month periods ended June 30, 2020 and 2019 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Capacity purchase agreements revenue: flight operations	$132,061	$383,732	$498,469	$770,278
Capacity purchase agreements revenue: aircraft lease and fixed revenue	168,103	206,678	410,838	414,059
Prorate agreements revenue	36,206	134,925	136,557	240,999
Flying agreements revenue	$336,370	$725,335	$1,045,864	$1,425,336

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

Under the Company’s capacity purchase agreements, the Company is paid a fixed amount per aircraft each month over the contract term. The Company recognizes revenue related to the fixed amount per aircraft per month proportionately to completed flights, which is the Company’s performance obligation. The Company operated a materially lower number of flights during the three months ended June 30, 2020 from previous levels due to a reduction in flight schedules resulting from the COVID-19 pandemic. The Company’s completed departures decreased 62% and completed block hours decreased 66% during the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Due to the lower number of flights operated during the three months ended June 30, 2020, the amount of cash collected for the fixed amount per aircraft exceeded the revenue recognized based on flights completed. Accordingly, the Company deferred $69.1 million of revenue attributed to the fixed amount per month per aircraft received during the three months ended June 30, 2020. The Company anticipates the future monthly flight levels will increase over the remaining applicable contract terms compared to the three months ended June 30, 2020. The Company’s deferred revenue balance will be recognized based on the Company’s completed flight levels each period relative to the anticipated flight levels over the remaining contract term.

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

The following table summarizes the significant provisions of each code-share agreement SkyWest Airlines has with each major airline partner:

Delta Connection Agreements
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
Delta Connection Agreement (capacity purchase agreement)	• CRJ 200 • CRJ 700 • CRJ 900 • E175	36 6 43 67	• Individual aircraft have scheduled removal dates from 2020 to 2029
Delta Connection Prorate Agreement (prorate arrangement)	• CRJ 200	21	• Terminable with 30-day notice

United Express Agreements
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
United Express Agreements (capacity purchase agreement)	• CRJ 200 • CRJ 700 • E175	70 19 90	• Individual aircraft have scheduled removal dates from 2022 to 2029
United Express Prorate Agreement (prorate arrangement)	• CRJ 200	26	• Terminable with 120-day notice

American Agreements
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
American Agreement (capacity purchase agreement)	• CRJ 700	61	• Individual aircraft have scheduled removal dates from 2022 to 2025

Alaska Capacity Purchase Agreement
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
Alaska Agreement (capacity purchase agreement)	• E175	32	• Individual aircraft have scheduled removal dates from 2027 to 2030

In addition to the contractual arrangements described above, SkyWest Airlines has entered into capacity purchase agreements with Delta and American to place additional new and used Embraer E175 dual-class regional jet aircraft (“E175”) into service. The Company is coordinating with its major airline partners on the timing of upcoming fleet deliveries under previously announced deals in response to COVID-19 schedule reductions. The anticipated future delivery dates summarized below are subject to change.

As of June 30, 2020, the Company was scheduled to acquire and place into service four new E175 aircraft in connection with its agreement with Delta. The delivery dates for these four new E175 aircraft are currently scheduled to be completed during 2020. Additionally, the Company is scheduled to place one Canadair CRJ900 regional jet aircraft (“CRJ900”) that is financed by Delta under a nine-year capacity purchase agreement in 2020.

As of June 30, 2020, the Company was scheduled to acquire and place into service 20 new E175 aircraft in connection with its agreement with American. The delivery dates for the new E175 aircraft are scheduled to occur from the end of 2021 to mid-2022. Additionally, SkyWest Airlines has a flying contract with American to operate a total of 70 used Canadair CRJ700 regional jet aircraft (“CRJ700s”), of which 61 aircraft were under contract at June 30, 2020. The Company is also coordinating with American on in-service dates for the remaining nine aircraft and anticipates the aircraft will be in service by mid-2021. During the three months ended June 30, 2020, the Company terminated its American Prorate Agreement on seven CRJ200 aircraft as a result of COVID-19 related passenger demand restrictions.

As of June 30, 2020, the Company’s capacity purchase agreement with Delta included 36 CRJ200 aircraft that are scheduled to expire in increments during the remainder of 2020 and are not expected to be extended as a result of the decreased demand caused by the COVID-19 pandemic. The Company owns the 36 CRJ200 aircraft and anticipates parking such aircraft following removal from service. The Company has no outstanding financing obligations on the 36 owned CRJ200 aircraft. During the three months ended June 30, 2020, the Company returned 19 leased CRJ200 aircraft previously used for the Company’s capacity purchase agreement with Delta to the lessor, which leases were not extended by the Company as a result of the decreased demand caused by the COVID-19 pandemic.

Due to the uncertainty of obtaining future contract extensions from its major airline partners for the Company’s CRJ200 aircraft as a result of the COVID-19 pandemic and considering the average age of the Company’s CRJ200 fleet is 18 years, the Company reduced the estimated useful lives of its CRJ200 aircraft to align with each aircraft’s anticipated contract removal dates, which resulted in approximately $30.8 million of incremental depreciation expense during the three months ended June 30, 2020. The Company anticipates it will incur $22.3 million of additional depreciation expense from July to December 2020 resulting from the shorter estimated useful lives of its owned CRJ200 aircraft.

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

Allowance for credit losses

The Company monitors publicly available credit ratings for entities for which the Company has a significant receivable balance. As of June 30, 2020, the Company had gross receivables of $47.6 million in current assets and gross receivables of $73.4 million in other long-term assets. The Company has established credit loss reserves based on publicly available historic default rates issued by a third party for companies with similar credit ratings, factoring in the term of the respective accounts receivable or note receivable. During the six months ended June 30, 2020, the credit ratings were lowered on certain entities for which the Company has outstanding accounts receivable or notes receivable, which was the primary driver for the increase in the Company’s credit loss reserve when benchmarked against historic default rates of similarly rated companies during the six months ended June 30, 2020.

The following table summarizes the changes in allowance for credit losses:

Allowance for
Credit Losses
Balance at January 1, 2020	$15,388
Additions to credit loss reserve	4,308
Write-offs charged against the allowance	—
Balance at June 30, 2020	$19,696

Note 4 — Share-Based Compensation and Stock Repurchases

During the six months ended June 30, 2020, the Company granted 82,505 restricted stock units and 69,132 performance shares to certain employees of the Company and its subsidiaries under the SkyWest, Inc. 2019 Long-Term Incentive Plan. Both the restricted stock units and performance shares have a three-year vesting period, during which the recipient must remain employed with the Company or one of the Company’s subsidiaries. The number of performance shares awardable from the 2020 grants can range from 0% to 200% of the original amount granted depending on the Company’s performance over the three-year vesting period against the pre-established targets. Upon vesting, each restricted stock unit and performance share will be replaced with one share of common stock. The fair value of these restricted stock units and performance shares on their date of grant was $61.45 per share. During the six months ended

June 30, 2020, the Company did not grant any options to purchase shares of common stock. Additionally, during the six months ended June 30, 2020, the Company granted 14,643 fully vested shares of common stock to the Company’s directors at a grant date fair value of $61.45.

The Company accounts for forfeitures of restricted stock units and performance share grants when forfeitures occur. The estimated fair value of the restricted stock units and performance shares is amortized over the applicable vesting periods. During the six months ended June 30, 2020 and 2019, the Company recorded pre-tax share-based compensation expense of $3.8 million and $7.6 million, respectively. Additionally, the Company incurred $7.9 million of employee severance related costs associated with the sale of ExpressJet, partially offset by a forfeiture credit of $4.5 million, primarily resulting from stock-based compensation awards that terminated upon the sale of ExpressJet during the six months ended June 30, 2019.

During the six months ended June 30, 2020, the Company repurchased 385,606 shares of its common stock for $20.0 million and paid $6.2 million for the income tax obligation on vested employee equity awards and issued the net, after-tax shares to employees. The Company did not repurchase any shares of its common stock or pay cash for the income tax obligation on vested employee equity awards during the three months ended June 30, 2020. During the six months ended June 30, 2019, the Company repurchased 1,055,355 shares of its common stock for $59.6 million and paid $9.3 million for the income tax obligation on vested employee equity awards and issued the net, after-tax shares to employees.

In connection with the Company’s receipt of financial support under the Payroll Support Program in April 2020, the Company agreed not to repurchase shares of or make dividend payments in respect of its common stock through September 30, 2021.

Note 5 — Net Income Per Common Share

Basic net income per common share (“Basic EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income per common share. During the six months ended June 30, 2020, 219,000 performance shares (at target performance) were excluded from the computation of Diluted EPS since the Company had not achieved the minimum target thresholds as of June 30, 2020. During the six months ended June 30, 2019, 165,000 performance shares (at target performance) were excluded from the computation of Diluted EPS since the Company had not achieved the minimum target thresholds as of June 30, 2019.

The calculation of the weighted average number of shares of common stock outstanding for Basic EPS and Diluted EPS for the periods indicated (in thousands, except per share data) is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Numerator:
Net Income (loss)	$(25,715)	$88,052	$4,273	$176,233

Denominator:
Weighted average number of common shares outstanding	50,140	51,145	50,208	51,293
Effect of outstanding share-based awards	—	332	149	494
Weighted average number of shares for diluted net income per common share	50,140	51,477	50,357	51,787

Basic earnings per share	$(0.51)	$1.72	$0.09	$3.44
Diluted earnings per share	$(0.51)	$1.71	$0.08	$3.40

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

The following represents the Company’s segment data for the three-month periods ended June 30, 2020 and 2019 (in thousands):

	Three months ended June 30, 2020
	SkyWest	SkyWest
	Airlines	Leasing	Consolidated
Operating revenues (1)	$227,808	$122,231	$350,039
Operating expense	275,869	78,573	354,442
Depreciation and amortization expense	59,421	72,217	131,638
Interest expense	3,438	27,488	30,926
Segment profit (loss) (2)	(51,499)	16,170	(35,329)
Total assets (as of June 30, 2020)	2,789,321	3,984,062	6,773,383
Capital expenditures (including non-cash)	29,247	43,013	72,260

	Three months ended June 30, 2019
	SkyWest	SkyWest
	Airlines	Leasing	Consolidated
Operating revenues (1)	$627,088	$117,295	$744,383
Operating expense	545,419	54,871	600,290
Depreciation and amortization expense	40,641	49,507	90,148
Interest expense	3,716	29,054	32,770
Segment profit (2)	77,953	33,370	111,323
Total assets (as of June 30, 2019)	2,738,868	3,841,151	6,580,019
Capital expenditures (including non-cash)	47,975	87,687	135,662

(1)	Prorate revenue and airport customer service revenue are primarily reflected in the SkyWest Airlines segment.
(2)	Segment profit (loss) is equal to operating income less interest expense.

The following represents the Company’s segment data for the six-month periods ended June 30, 2020 and 2019 (in thousands):

	Six months ended June 30, 2020
	SkyWest	SkyWest
	Airlines	Leasing	Consolidated
Operating revenues (1)	$834,650	$245,325	$1,079,975
Operating expense	870,010	148,047	1,018,057
Depreciation and amortization expense	111,197	132,149	243,346
Interest expense	5,979	55,151	61,130
Segment profit (loss) (2)	(41,339)	42,127	788
Total assets (as of June 30, 2020)	2,789,321	3,984,062	6,773,383
Capital expenditures (including non-cash)	68,126	115,258	183,384

	Six months ended June 30, 2019
	SkyWest		SkyWest
	Airlines	ExpressJet	Leasing	Consolidated
Operating revenues (1)	$1,212,856	$24,050	$231,171	$1,468,077
Operating expense	1,091,320	28,690	107,555	1,227,565
Depreciation and amortization expense	80,694	971	98,469	180,134
Special Items	18,508	3,361	—	21,869
Interest expense	7,534	—	57,744	65,278
Segment profit (loss) (2)	114,002	(4,640)	65,872	175,234
Total assets (as of June 30, 2019)	2,738,868	—	3,841,151	6,580,019
Capital expenditures (including non-cash)	116,625	—	433,616	550,241

(1)	Prorate revenue and airport customer service revenue are primarily reflected in the SkyWest Airlines segment.
(2)	Segment profit (loss) is equal to operating income less interest expense.

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

Aircraft

As of June 30, 2020, the Company had 107 aircraft under operating leases with remaining terms ranging from less than one year to ten years.

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

Leases

As of June 30, 2020, the Company’s right-of-use assets were $310.0 million, the Company’s current maturities of operating lease liabilities were $87.4 million, and the Company’s noncurrent lease liabilities were $238.6 million. During the six months ended June 30, 2020, the Company paid $41.3 million in operating leases reflected as a reduction from operating cash flows.

The table below presents lease related terms and discount rates as of June 30, 2020.

June 30, 2020
Weighted-average remaining lease term for operating leases	6.7 years
Weighted-average discount rate for operating leases	6.1%

The Company’s lease costs for the three and six months ended June 30, 2020 and 2019 included the following components (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Operating lease cost	$24,140	$27,647	$49,158	$54,868
Variable and short-term lease cost	1,207	1,346	2,551	2,821
Sublease income	(1,560)	—	(3,131)	—
Total lease cost	$23,787	$28,993	$48,578	$57,689

As of June 30, 2020, the Company leased aircraft, airport facilities, office space, and other property and equipment under non-cancelable operating leases, which are generally on a long-term, triple-net lease basis pursuant to which the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. The Company expects that, in the normal course of business, such operating leases that expire will be renewed or replaced by other leases, or the property may be purchased rather than leased. The following table summarizes future minimum rental payments primarily related to leased aircraft required under operating leases that had initial or remaining non-cancelable lease terms as of June 30, 2020 (in thousands):

July 2020 through December 2020	$49,498
2021	85,084
2022	76,132
2023	69,394
2024	28,091
Thereafter	98,424
$406,623

The Company is coordinating with its major airline partners on the timing of upcoming fleet deliveries under previously announced deals in response to COVID-19-related schedule reductions. The anticipated future delivery dates are subject to change. As of June 30, 2020, the Company had a firm purchase commitment for 24 E175 aircraft from Embraer, S.A. (“Embraer”) with anticipated delivery dates through 2022.

The following table summarizes the Company’s commitments and obligations as noted for each of the next five years and thereafter (in thousands):

	Total	Jul - Dec 2020	2021	2022	2023	2024	Thereafter
Operating lease payments for aircraft and facility obligations	$406,623	$49,498	$85,084	$76,132	$69,394	$28,091	$98,424
Firm aircraft and spare engine commitments	661,406	110,007	159,719	391,680	—	—	—
Interest commitments (1)	570,669	81,103	111,231	96,260	79,076	63,594	139,405
Principal maturities on long-term debt	2,996,869	120,956	388,638	389,593	399,472	353,106	1,345,104
Total commitments and obligations	$4,635,567	$361,564	$744,672	$953,665	$547,942	$444,791	$1,582,933

(1)	At June 30, 2020, all of the Company’s total long-term debt had fixed interest rates.

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

As of June 30, 2020, and December 31, 2019, the Company held certain assets that are required to be measured at fair value on a recurring basis. Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of June 30, 2020
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$452,247	$452,247	$—	$—
Marketable securities
Bonds and bond funds	$137,183	$—	$137,183	$—
Commercial paper	172,640	—	172,640	—
	309,823	—	309,823	—
Total assets measured at fair value	$762,070	$452,247	$309,823	$—

	Fair Value Measurements as of December 31, 2019
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$87,206	$87,206	$—	$—
Marketable securities
Bonds and bond funds	$267,243	$—	$267,243	$—
Commercial paper	165,723	—	165,723	—
	432,966	—	432,966	—
Total assets measured at fair value	$520,172	$87,206	$432,966	$—

The Company’s “marketable securities” classified as Level 2 securities primarily utilize broker quotes in a non-active market for valuation of these securities.

The Company did not make any significant transfers of securities between Level 1, Level 2 and Level 3 during the six months ended June 30, 2020. The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

As of June 30, 2020, and December 31, 2019, the Company classified $309.8 million and $433.0 million of marketable securities, respectively, as short-term since it had the intent to maintain a liquid portfolio and the ability to redeem the securities within one year. As of June 30, 2020, and December 31, 2019, the cost of the Company’s total cash and cash equivalents and available for sale securities was $761.7 million and $520.2 million, respectively.

The fair value of the Company’s long-term debt classified as Level 2 debt was estimated using discounted cash flow analyses, based on the Company’s current estimated incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company’s long-term debt is estimated based on current rates offered to the Company for similar debt and was estimated to be $3.1 billion as of June 30, 2020 and $3.0 billion as of December 31, 2019, as compared to the carrying amount of $3.0 billion as of June 30, 2020 and $3.0 billion as of December 31, 2019.

Note 9 — Long-Term Debt

Long-term debt consisted of the following as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Current portion of long-term debt	$312,538	$367,954
Current portion of unamortized debt issue cost, net	(3,379)	(3,828)
Current portion of long-term debt, net of debt issue costs	$309,159	$364,126

Long-term debt, net of current maturities	$2,684,331	$2,649,569
Long-term portion of unamortized debt issue cost, net	(20,209)	(20,580)
Long-term debt, net of current maturities and debt issue costs	$2,664,122	$2,628,989

Total long-term debt (including current portion)	$2,996,869	$3,017,523
Total unamortized debt issue cost, net	(23,588)	(24,408)
Total long-term debt, net of debt issue costs	$2,973,281	$2,993,115

During the six months ended June 30, 2020, the Company took delivery of two new E175 aircraft that the Company financed through $36.1 million of long-term debt. The debt associated with the two E175 aircraft has a 12-year term, is due in quarterly installments with fixed annual interest rates ranging from 2.3% and is secured by the E175 aircraft.

During the six months ended June 30, 2020, in connection with the CARES Act payroll support program, the Company issued to Treasury a promissory note for an aggregate principal amount of $62.0 million and issued warrants to purchase 218,409 shares of the Company’s common stock. The Company has recorded the value of the promissory note and warrants on a relative fair value basis as $62.0 million of long-term debt and $2.9 million in common stock, respectively. The Company issued the final $39.4 million installment of the promissory note and issue the remaining 138,908 warrants to purchase shares of the Company’s common stock in July 2020 in connection with receipt of the final payments under the payroll support program. These warrants have an exercise price of $28.38 per share and a five-year term from the date of issuance. See Note 2, “Impact of the COVID-19 Pandemic,” for further discussion of the terms of the payroll support program loan and warrants.

As of June 30, 2020, and December 31, 2019, the Company had $61.8 million and $61.7 million, respectively, in letters of credit and surety bonds outstanding with various banks and surety institutions.

As of June 30, 2020, SkyWest Airlines had a $75 million line of credit. The line of credit includes minimum liquidity and profitability covenants and is secured by certain assets. As of June 30, 2020, the Company was in compliance with the line of credit covenants. As of June 30, 2020, SkyWest Airlines had no amount outstanding under the facility. However, at June 30, 2020 SkyWest Airlines had $8.8 million in letters of credit issued under the facility, which reduced the amount available under the facility to $66.2 million. The Company obtained a waiver under the line of credit to allow the Company to receive funding under the CARES Act.

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

Additionally, during the six months ended June 30, 2019, the Company incurred $3.4 million of employee severance related costs associated with the sale of ExpressJet that are also reflected in special items. The Company had no special expense items for the six months ended June 30, 2020.

Note 12 — Investment in Other Companies

During 2019, the Company created a joint venture with Regional One, Inc. (“Regional One”) by investing $22.3 million for a 75% ownership interest in Aero Engines, LLC. (“Aero Engines”). The primary purpose of Aero Engines is to lease engines to third parties. Aero Engines requires unanimous approval from the Company and Regional One for its engine purchases, dispositions, lease agreements with third parties and all other material transactions. The Company determined Aero Engines is a variable interest entity as the Company has a 75% ownership interest in Aero Engines and all material decisions require unanimous approval from the Company and Regional One, resulting in disproportionate ownership rights relative to voting rights. As unanimous approval is required for all Aero Engines’ material activities. Aero Engines has no primary beneficiary. The Company accounts for its investment in Aero Engines under the equity method. The Company’s exposure in its investment in Aero Engines primarily consists of the Company’s portion of income or loss from Aero Engines’ engine lease agreements with third parties and the Company’s ownership percentage in Aero Engines’ engines book value. The Company purchased 15 spare engines and sold the 15 spare engines to Aero Engines at net book value during 2019. Aero Engines had no debt outstanding as of June 30, 2020. As of June 30, 2020, the Company’s investment balance in Aero Engines was $24.7 million. The Company’s investment in Aero Engines has been recorded in “Other Assets” on the Company’s consolidated balance sheet. The Company’s portion of the income generated by Aero Engines for the six months ended June 30, 2020 was $0.8 million, which is recorded in “Other Income” on the Company’s consolidated statements of comprehensive income.

Note 13 — Income Taxes

The Company’s effective tax rate for the three months ended June 30, 2020 was 22.6% The Company’s effective tax rate for the three months ended June 30, 2020 varied from the federal statutory rate of 21.0% primarily due to the provision for state income taxes and the impact of non-deductible expenses.

The Company’s effective tax rate for the six months ended June 30, 2020 was 26.8%. The Company’s effective tax rate for the six months ended June 30, 2020 varied from the federal statutory rate of 21.0% primarily due to the provision for state income taxes and the impact of non-deductible expenses, partially offset by a $1.4 million discrete tax benefit from excess tax deductions generated from employee equity transactions that occurred during the six months ended June 30, 2020.

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

Note 14 — Legal Matters

The Company is subject to certain legal actions which it considers routine to its business activities. As of June 30, 2020, the Company’s management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations.

Note 15 — Subsequent Events

Subsequent to June 30, 2020, in connection with the CARES Act payroll support program, the Company received $92.0 million in payroll grants and increased the Company’s borrowings under the promissory note to Treasury in the amount of $39.4 million. The Company additionally issued warrants to purchase 138,908 shares of the Company’s common stock. See Note 2, “Impact of the COVID-19 Pandemic.” for further discussion of the terms of the payroll support program loan and warrants.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents factors that had a material effect on the results of operations of SkyWest, Inc. (“SkyWest” “we” or “us”) during the three- and six-month periods ended June 30, 2020 and 2019. Also discussed is our financial condition as of June 30, 2020 and December 31, 2019. You should read this discussion in conjunction with our condensed consolidated financial statements for the three and six months ended June 30, 2020, including the notes thereto, appearing elsewhere in this Report. This discussion and analysis contains forward-looking statements. Please refer to the section of this Report entitled “Cautionary Statement Concerning Forward-Looking Statements” for discussion of uncertainties, risks and assumptions associated with these statements.

On January 22, 2019, we completed the sale of our former wholly owned subsidiary ExpressJet Airlines, Inc. (“ExpressJet”). Our financial and operating results for the period ended June 30, 2019, contained in this Report, include the financial results of ExpressJet for the respective period, as we concluded that the sale of ExpressJet did not meet the criteria for presentation of discontinued operations.

Cautionary Statement Concerning Forward-Looking Statements

Certain of the statements contained in this Report should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” “hope,” “likely,” and “continue” and similar terms used in connection with statements regarding our outlook, anticipated operations, the revenue environment, our contractual relationships, and our anticipated financial performance. These statements include, but are not limited to, statements regarding the impact of the COVID-19 pandemic on our business, results of operations and financial condition and the impact of any measures, including travel restrictions, taken to mitigate the effect of the pandemic, our future growth and development plans, including our future financial and operating results, our plans, objectives, expectations and intentions and other statements that are not historical facts. Readers should keep in mind that all forward-looking statements are based on our existing beliefs about present and future events outside of our control and on assumptions that may prove to be incorrect. If one or more risks identified in this Report materializes, or any other underlying assumption proves incorrect, our actual results will vary, and may vary materially, from those anticipated, estimated, projected, or intended for a number of reasons, including but not limited to: the consequences of the COVID-19 pandemic to global economic conditions, the travel industry and our major airline partners in general and our financial condition and results of operations in particular; the challenges of competing successfully in a highly competitive and rapidly changing industry; developments associated with fluctuations in the economy and the demand for air travel, including as a result of the COVID-19 pandemic; the financial stability of United Airlines, Inc. (“United”), Delta Air Lines, Inc. (“Delta”), American Airlines, Inc. (“American”) and Alaska Airlines, Inc. (“Alaska”) (each, a “major airline partner”) and any potential impact of their financial condition on our operations; fluctuations in flight schedules, which are determined by the major airline partners for whom SkyWest conducts flight operations; variations in market and economic conditions; significant aircraft lease and debt commitments; realization of manufacturer residual value guarantees on applicable SkyWest aircraft; residual aircraft values and related impairment charges; the impact of global instability; labor relations and costs; potential fluctuations in fuel costs, and potential fuel shortages; the impact of weather-related or other natural disasters on air travel and airline costs; new aircraft deliveries; and the ability to attract and retain qualified pilots, as well as other factors identified under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, under the heading “Risk Factors” in Part II, Item 1A of this Report, elsewhere in this Report, in our other filings with the Securities and Exchange Commission (the “SEC”) and other unanticipated factors. Additionally, the risks, uncertainties and other factors set forth above or otherwise referred to in the reports that we have filed with the SEC may be further amplified by the global impact of the COVID-19 pandemic.

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

Impact of the COVID-19 Pandemic

COVID-19, which was declared a global health pandemic by the World Health Organization in March 2020, has surfaced in nearly all regions of the world and driven the implementation of significant, government-imposed measures to prevent or reduce its spread, including travel restrictions, closing of borders, “shelter in place” orders and business closures. Consequently, we and our major airline partners, have experienced an unprecedented decline in the demand for air travel, which has materially and adversely affected our revenues, particularly under our prorate agreements (as defined below). The spread of the virus and the resulting global pandemic has affected the majority of the domestic and international networks of our major airline partners for whom we conduct flight operations and rely on to set our flight schedules. While the length and severity of the reduction in demand due to COVID-19 is uncertain, we presently expect a continued negative impact on our results of operations for the remainder of 2020 and into 2021.

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

Capacity Reductions. Beginning in March 2020, we and our major airline partners experienced an unprecedented decrease in demand for air travel and expect this decline from 2019 to continue throughout 2020. We depend on our major airline partners to contract with us to schedule flights. Therefore, in response to this decreased demand, we have significantly reduced our capacity. Prior to the COVID-19 pandemic, we anticipated operating approximately 2,500 to 2,600 daily departures in the month of July 2020; however, in July 2020 we typically operated between approximately 1,200 to 1,400 daily departures as a result of COVID-19-related schedule reductions. We also anticipate similar schedule reductions will likely continue throughout the remainder of 2020 and into 2021. The number of daily flights operated by us may not return to pre-COVID-19 levels for the foreseeable future. We will continue to work with our major airline partners regarding future schedules and make further demand-driven adjustments to our capacity as needed. We anticipate certain aircraft with scheduled contract expirations in 2020 will not be extended as a result of decreased demand including 36 Canadair CRJ200 regional aircraft (“CRJ200”) operating under the SkyWest Airlines Delta Connection Agreement as of June 30, 2020. We also terminated our American Prorate Agreement on seven CRJ200 aircraft in the second quarter of 2020 and we may have further reductions in the number of CRJ200 aircraft operating under our prorate agreements. We may receive requests by our major airline partners to defer deliveries of new or used aircraft that were previously scheduled for 2020, 2021 and 2022.

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

Liquidity. At June 30, 2020, we had $828.3 million in total available liquidity, consisting of $762.1 million in cash and marketable securities and $66.2 million available under SkyWest Airlines’ line of credit. On April 23, 2020,

SkyWest Airlines entered into a Payroll Support Program Agreement (the “PSP Agreement”) with the U.S. Department of Treasury (“Treasury”) with respect to the grant program (the “Payroll Support Program”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), pursuant to which it expects to receive approximately $438.0 million in the aggregate, 50% of which was received in April 2020. See Note 2 “Impact of the COVID-19 Pandemic,” to the condensed consolidated financial statements for more information on the Payroll Support Program. The CARES Act also provides for up to $25 billion in secured loans to the airline industry, and we have applied for and have entered into a non-binding letter of intent with Treasury for approximately $497.0 million under the loan program and we are currently evaluating the timing and our level of participation.

Overview

We have the largest regional airline operations in the United States through our operating subsidiary SkyWest Airlines, Inc. (“SkyWest Airlines”). As of June 30, 2020, SkyWest Airlines offered scheduled passenger service with approximately 900 total daily departures under COVID-19 related reduced schedules to destinations in the United States, Canada, Mexico and the Caribbean. Our fleet of Embraer E175 regional jet aircraft (“E175”), Canadair CRJ900 regional jet aircraft (“CRJ900”) and Canadair CRJ700 regional jet aircraft (“CRJ700”) have a multiple-class seat configuration, whereas our CRJ200 aircraft have a single-class seat configuration. As of June 30, 2020, SkyWest Airlines had a total fleet of 581 aircraft, of which 471 were in scheduled service, summarized as follows:

	CRJ200	CRJ700	CRJ900	E175	Total
Delta	57	6	43	67	173
United	96	19	—	90	205
American	—	61	—	—	61
Alaska	—	—	—	32	32
Aircraft in scheduled service	153	86	43	189	471
Subleased to an un-affiliated entity	4	13	5	—	22
Other*	55	33	—	—	88
Total	212	132	48	189	581

*As of June 30, 2020, these aircraft have been removed from service and are in the process of being placed under a leasing arrangement with a third party, are aircraft transitioning between code-share agreements with our major airline partners and being used as supplemental spare aircraft, or are in the process of being parted out.

As of June 30, 2020, approximately 37% of our aircraft in scheduled service was operated for Delta, approximately 43% was operated for United, approximately 13% was operated for American and approximately 7% was operated for Alaska.

Our business model is based on providing scheduled regional airline service under code-share agreements (commercial agreements, typically in the form of capacity purchase agreements or prorate arrangements, each as defined below, between airlines that, among other things, allow one airline to use another airline’s flight designator codes on its flights) with our major airline partners. Our success is principally dependent on our ability to meet the needs of our major airline partners through providing a reliable and safe operation at attractive economics. From June 30, 2019 to June 30, 2020, we added seven new E175 aircraft, one new CRJ900 aircraft and 31 used E175 aircraft to our fleet. Additionally, we removed thirteen CRJ700 aircraft and 37 CRJ200 aircraft from scheduled service with 19 of the CRJ200 aircraft returned to the lessor while the other aircraft were temporarily removed from service in response to the COVID-19 schedule reductions, or in transition period between flying contracts with our major partners, or were placed under a lease with a third party.

We are coordinating with our major airline partners on the timing of upcoming fleet deliveries under previously announced deals in response to COVID-19 schedule reductions. The anticipated future delivery dates summarized below are subject to change. As of June 30, 2020, we are scheduled to add four new E175 to our capacity purchase agreement with Delta during 2020. We also anticipate adding 20 new E175 aircraft with American under a capacity purchase agreement with delivery dates starting in late 2021 and ending in 2022.

As of June 30, 2020, our capacity purchase agreement with Delta included 36 CRJ200 aircraft that are scheduled to expire in increments during the remainder of 2020 which we are not expecting to be extended as a result of the decreased demand caused by the COVID-19 pandemic. We own the 36 CRJ200 aircraft and anticipate parking the 36 CRJ200 aircraft following removal from service. We have no outstanding financing obligations on the 36 owned CRJ200 aircraft.

Due to the uncertainty of obtaining future contract extensions for our CRJ200 aircraft as a result of the COVID-19 pandemic and considering the average age of our CRJ200 fleet is 18 years, we reduced the estimated useful lives of our CRJ200 aircraft to align with each aircraft’s anticipated contract removal dates, which resulted in approximately $30.8 million of incremental depreciation expense during the three months ended June 30, 2020. We anticipate we will incur $22.3 million of additional depreciation expense from July to December 2020 resulting from the shorter estimated useful lives of our owned CRJ200 aircraft.

Historically, multiple contractual relationships with major airlines have enabled us to reduce our reliance on any single major airline code and to enhance and stabilize operating results through a mix of fixed-fee arrangements (referred to as “capacity purchase agreements”) and revenue-sharing arrangements (referred to as “prorate” arrangements). For the six months ended June 30, 2020, capacity purchase revenue and prorate revenue represented approximately 86.9% and 13.1%, respectively, of our total flying agreements revenue. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on completed block hours (measured from takeoff to landing, including taxi time), flight departures and other operating measures. On prorate routes, our revenue and profitability may fluctuate based on ticket prices and passenger loads and we are responsible for all costs to operate the flight, including fuel.

Second Quarter Summary

Our total operating revenues of $350.0 million for the three months ended June 30, 2020 decreased 53.0% compared to total operating revenues of $744.4 million for the three months ended June 30, 2019. We had a net loss of $25.7 million, or $0.51 per diluted share, for the three months ended June 30, 2020, compared to net income of $88.1 million, or $1.71 per diluted share, for the three months ended June 30, 2019.

Significant items affecting our financial performance during the three months ended June 30, 2020 are outlined below.

Revenue

The number of aircraft we have in scheduled service and the number of block hours we generate on our flights are primary drivers to our flying agreements revenue under our capacity purchase agreements. The number of flights we operate and the corresponding number of passengers we carry are the primary drivers to our revenue under our prorate flying agreements. From June 30, 2019 to June 30, 2020, we decreased the number of aircraft in scheduled service from 482 aircraft to 471 aircraft, by removing thirteen CRJ700 aircraft and 37 CRJ200 aircraft and adding 38 E175 aircraft and one CRJ900 aircraft. Our completed block hours decreased 66.0% over the same period of 2019 primarily due to a significant reduction in the number of flights we were scheduled to operate under our flying contracts as a result of the COVID-19 pandemic.

Our total revenues decreased $394.3 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019, primarily due to the effects of the COVID-19 pandemic. Additionally, we deferred recognizing revenue on $69.1 million of fixed monthly payments received under our capacity purchase agreements during the three months ended June 30, 2020, as further described under “Results of Operations—Three Months Ended June 20, 2020 and 2019—Operating Revenues.” Since March 2020, the COVID-19 pandemic has had a negative impact on our revenues, especially under our prorate agreements. The number of aircraft operating under our prorate agreements decreased from 64 aircraft as of June 30, 2019 to 47 aircraft as of June 30, 2020, or 26.6%. Additionally, our prorate revenue decreased from $134.9 million for the three months ended June 30, 2019 to $36.2 million for the three months ended June 30, 2020, or 73.2%. The negative impact to our revenues as a result of the COVID-19 pandemic and its associated effects on the travel industry is anticipated to continue throughout the remainder of 2020 and may continue through 2021 and subsequent periods.

Operating Expenses

Our total operating expenses decreased $245.8 million for the three months ended June 30, 2020, compared to the three months ended June 30, 2019. This decrease was primarily due to a significant reduction in the number of flights we operated as a result of the COVID-19 pandemic. Additional details regarding the increase in our operating expenses are described in the section of this Report entitled “Results of Operations.”

Fleet activity

The following table summarizes our fleet scheduled for service as of:

Aircraft in Service	June 30, 2020	December 31, 2019	June 30, 2019
CRJ200s	153	190	190
CRJ700s	86	94	99
CRJ900s	43	43	42
E175s	189	156	151
Total	471	483	482

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

Results of Operations

Three Months Ended June 30, 2020 and 2019

Operational Statistics. The following table sets forth our major operational statistics and the associated percentage changes for the periods identified below:

	For the three months ended June 30,
Block hours by aircraft type:	2020	2019	% Change
E175s	61,455	133,247	(53.9)%
CRJ900s	3,433	31,428	(89.1)%
CRJ700s	30,666	77,068	(60.2)%
CRJ200s	30,472	129,039	(76.4)%
Total block hours	126,026	370,782	(66.0)%

Departures	80,755	215,052	(62.4)%
Passengers carried	1,802,327	11,383,187	(84.2)%
Passenger load factor	34.4%	83.9%	(49.5)	pts
Average passenger trip length (miles)	487	496	(1.8)%

Operating Revenues

The following table summarizes our operating revenue for the periods indicated (dollar amounts in thousands):

	For the three months ended June 30,
	2020	2019	$ Change	% Change
Flying agreements	$336,370	$725,335	$(388,965)	(53.6)%
Lease, airport services and other	13,669	19,048	(5,379)	(28.2)%
Total operating revenues	$350,039	$744,383	$(394,344)	(53.0)%

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

	For the three months ended June 30,
	2020	2019	$ Change	% Change
Capacity purchase agreements revenue: flight operations	$132,061	$383,732	$(251,671)	(65.6)%
Capacity purchase agreements revenue: aircraft lease and fixed revenue	168,103	206,678	(38,575)	(18.7)%
Prorate agreements revenue	36,206	134,925	(98,719)	(73.2)%
Flying agreements revenue	$336,370	$725,335	$(388,965)	(53.6)%

The decrease in “Capacity purchase agreements revenue: flight operations” of $251.7 million was primarily due to schedule reductions experienced in 2020 resulting from the COVID-19 pandemic. Our completed departures decreased 62% and completed block hours decreased 66% during the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

The decrease in “Capacity purchase agreements revenue: aircraft lease and fixed revenue” of $38.6 million was primarily due to the deferral of $69.1 million in fixed amount per aircraft revenue. Under our capacity purchase agreements, we are paid a fixed amount per month per aircraft over the contract term. We recognize the fixed amount per aircraft per month proportionately to completed flights, which is our performance obligation. We operated a materially lower number of flights during the three months ended June 30, 2020 from previous levels due to a reduction in flight schedules resulting from the COVID-19 pandemic. We anticipate the future monthly flight levels will increase over the remaining applicable contract terms compared to the three months ended June 30, 2020. Due to the materially reduced flight activity during the three months ended June 30, 2020, and based on an anticipated increase in future monthly flight volumes over the remaining contract terms, we determined the fixed amount per month per aircraft received during the three months ended June 30, 2020 was disproportionately high relative to the volume of flights operated during the three months ended June 30, 2020. Accordingly, we deferred revenue attributed to the fixed amount per month per aircraft received during the three months ended June 30, 2020. Our deferred revenue balance will adjust over the remaining contract terms based on our completed flight levels each period relative to the anticipated average monthly flight levels over the remaining contract terms. This decrease in “Capacity purchase agreement revenue: aircraft lease revenue” was partially offset by the incremental lease revenue generated from seven new E175 aircraft added to our fleet and economic improvements made to certain existing capacity purchase agreements since June 30, 2019.

The decrease in prorate agreements revenue of $98.7 million was primarily due to the impact of COVID-19 and the corresponding decrease in prorate passengers during the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

The $5.4 million decrease in lease, airport services and other revenues was primarily related to a decrease in the number of flights at locations where we were contracted to provide airport customer service during the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Operating Expenses

The following table summarizes our operating expenses and interest expense, (collectively, “Total airline expenses") for the periods indicated (dollar amounts in thousands):

	For the three months ended June 30,
	2020	2019	$ Change	% Change
Salaries, wages and benefits	$170,218	$243,766	$(73,548)	(30.2)%
Aircraft maintenance, materials and repairs	121,289	124,789	(3,500)	(2.8)%
Depreciation and amortization	131,638	90,148	41,490	46.0%
Airport-related expenses	21,550	30,782	(9,232)	(30.0)%
Aircraft fuel	6,821	30,851	(24,030)	(77.9)%
Aircraft rentals	16,697	18,006	(1,309)	(7.3)%
CARES Act payroll support grant	(151,938)	—	(151,938)	NM
Other operating expenses	38,167	61,948	(23,781)	(38.4)%
Total operating expenses	$354,442	$600,290	$(245,848)	(41.0)%
Interest expense	30,926	32,770	(1,844)	(5.6)%
Total airline expenses	$385,368	$633,060	$(247,692)	(39.1)%

Salaries, wages and benefits. The $73.5 million decrease in salaries, wages and benefits was primarily due to a reduction in scheduled departures and block hours related to the COVID-19 pandemic. Additionally, in response to the COVID-19 pandemic, we have instituted a company-wide hiring freeze, suspended all non-scale pay increases and offered voluntary unpaid leave to our employees.

Aircraft maintenance, materials and repairs. The $3.5 million decrease in aircraft maintenance expense was primarily due to a significant reduction in departures during the three months ended June 30, 2020 partially offset by increased engine maintenance expense during the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Depreciation and amortization. The $41.5 million increase in depreciation and amortization expense was primarily due to a reduction in the estimated useful life of our owned CRJ200 fleet that resulted in approximately $30.8 million of incremental depreciation expense during the three months ended June 30, 2020 and due to the acquisition of seven new E175 aircraft and spare engines since June 30, 2019.

Airport-related expenses. Airport-related expenses include airport-related customer service costs such as outsourced airport gate and ramp agent services, airport security fees, passenger interruption costs, deicing, landing fees and station rents (our employee customer service labor costs are reflected in salaries, wages and benefits). The $9.2 million decrease in airport-related expenses was primarily due to a decrease in scheduled departures resulting from the COVID-19 pandemic.

Aircraft fuel. The $24.0 million decrease in fuel cost was primarily due to a reduction in the number of prorate flights we operated and the corresponding decrease in gallons of fuel we purchased and a decrease in our average fuel cost per gallon from $2.57 for the three months ended June 30, 2019 to $1.45 for the three months ended June 30, 2020. We purchase and incur expense for all fuel on flights operated under our prorate agreements. All fuel costs incurred under our capacity purchase agreements are either purchased directly by our major airline partners or purchased by us and reimbursed by our major airline partners, with the direct reimbursement recorded as a reduction to our fuel expense. The following table summarizes the gallons of fuel we purchased under our prorate agreements, for the periods indicated:

	For the three months ended June 30,
(in thousands)	2020	2019	% Change
Fuel gallons purchased	4,691	12,019	(61.0)%
Fuel expense	$6,821	$30,851	(77.9)%

Aircraft rentals. The $1.3 million decrease in aircraft rentals was primarily related to a reduction of our fleet size that was financed through leases as a result of scheduled lease expirations subsequent to June 30, 2019.

CARES Act payroll support grant. In April 2020, we entered into an agreement with Treasury to receive up to $438.0 million in emergency relief through the CARES Act payroll support program, of which $336.6 million will be in the form of payroll support grants paid in installments through the end of July 2020. As of June 30, 2020, we received $244.6 million in payroll support grants that are being recognized as a reduction in expense over the periods the grants are intended to compensate. We recognized $151.9 million as a reduction in expense during the three months ended June 30, 2020 and expect to recognize the remainder of the grants from the CARES Act payroll support program as a reduction in expenses by the end of 2020.

Other operating expenses. Other operating expenses primarily consist of property taxes, hull and liability insurance, simulator costs, crew per diem, and crew hotel costs. The $23.8 million decrease in other operating expenses was primarily related to a decrease in the number of scheduled flights related to the COVID-19 pandemic during the three months ended June 30, 2020.

Interest Expense. The $1.8 million decrease in interest expense was primarily related to the reduction in outstanding long-term debt from $3.1 billion as of June 30, 2019 to $3.0 billion as of June 30, 2020.

Total airline expenses. The $245.8 million decrease in total airline expenses was primarily related to the COVID-19 pandemic and the related decrease in scheduled departures and block hours during the three months ended June 30, 2020.

Summary of interest income, other income (expense) and provision for income taxes:

Interest income. Interest income decreased $2.0 million, or 54.8%, during the three months ended June 30, 2020, compared to the three months ended June 30, 2019. The decrease in interest income was primarily related to a decrease in interest rates earned on our marketable securities subsequent to June 30, 2019.

Other income (expense), net. Other income increased $0.1 million, or 43.1%, during the three months ended June 30, 2020, compared to the three months ended June 30, 2019. Other income primarily consisted of income related to our investment in a joint venture with a third party.

Income taxes. Our provision for income taxes was 22.6% and 23.7% for the three months ended June 30, 2020 and 2019, respectively. The decrease in the effective tax rate primarily relates to a lower discrete tax benefit from excess tax deductions generated from employee equity transactions that occurred during the three months ended June 30, 2020 compared to the three months ended June 30, 2019 and a greater impact related to non-deductible expenses for the three months ended June 30, 2020, compared to the three months ended June 30, 2019 as a result of lower pretax earnings for the three months ended June 30, 2020 compared to the same period of 2019.

Net loss. Primarily due to the factors described above, we generated a net loss of $25.7 million, or $0.51 per diluted share, for the three months ended June 30, 2020, compared to net income of $88.1 million, or $1.71 per diluted share, for the three months ended June 30, 2019.

Six Months Ended June 30, 2020 and 2019

Operational Statistics. The following table sets forth our major operational statistics and the associated percentage changes for the periods identified below:

	For the six months ended June 30,
Block hours by aircraft type:	2020	2019	% Change
E175s	194,134	259,996	(25.3)%
CRJ900s	32,353	62,393	(48.1)%
CRJ700s	98,740	148,836	(33.7)%
CRJ200s	158,022	248,946	(36.5)%
Total block hours	483,249	720,171	(32.9)%

Departures	290,038	408,527	(29.0)%
Passengers carried	10,666,833	20,998,133	(49.2)%
Passenger load factor	58.0%	81.4%	(23.4)	pts
Average passenger trip length (miles)	492	501	(1.8)%

The operating statistics above exclude ExpressJet’s statistics prior to our sale of ExpressJet in January 2019 as ExpressJet’s impact on our 2019 statistics was not significant.

Operating Revenues

The following table summarizes our operating revenue for the periods indicated (dollar amounts in thousands):

	For the six months ended June 30,
	2020	2019	$ Change	% Change
Flying agreements	$1,045,864	$1,425,336	$(379,472)	(26.6)%
Lease, airport services and other	34,111	42,741	(8,630)	(20.2)%
Total operating revenues	$1,079,975	$1,468,077	$(388,102)	(26.4)%

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

	For the six months ended June 30,
	2020	2019	$ Change	% Change
Capacity purchase agreements revenue: flight operations	$498,469	$770,278	$(271,809)	(35.3)%
Capacity purchase agreements revenue: aircraft lease and fixed revenue	410,838	414,059	(3,221)	(0.8)%
Prorate agreements revenue	136,557	240,999	(104,442)	(43.3)%
Flying agreements revenue	$1,045,864	$1,425,336	$(379,472)	(26.6)%

The decrease in “Capacity purchase agreements revenue: flight operations” of $271.8 million was primarily due to schedule reductions experienced from the COVID-19 pandemic.

The decrease in “Capacity purchase agreements revenue: aircraft lease and fixed revenue” of $3.2 million was primarily due to the deferral of $69.1 million in fixed amount per aircraft revenue. Under our capacity purchase agreements, we are paid a fixed amount per month per aircraft over the contract term. We recognize the fixed amount per aircraft per month proportionately to completed flights, our performance obligation. We operated a materially lower number of flights during the six months ended June 30, 2020 from previous levels due to a reduction in flight schedules resulting from the COVID-19 pandemic. We anticipate the future monthly flight levels will increase over the remaining applicable contract terms compared to the six months ended June 30, 2020. Due to the materially reduced flight activity during the six months ended June 30, 2020, and based on an anticipated increase in future monthly flight volumes over the remaining contract terms, we determined the fixed amount per month per aircraft received during the six months ended June 30, 2020 was disproportionately high relative to the volume of flights operated during the six months ended June 30, 2020. Accordingly, we deferred revenue attributed to the fixed amount per month per aircraft received during the six months ended June 30, 2020. Our deferred revenue balance will adjust over the remaining contract terms based on our completed flight levels each period relative to the anticipated average monthly flight levels over the remaining contract terms. This decrease in “Capacity purchase agreement revenue: aircraft lease revenue” was partially offset by the incremental lease revenue generated from seven new E175 aircraft added to our fleet and economic improvements made to certain existing capacity purchase agreements since June 30, 2019.

The decrease in prorate agreements revenue of $104.4 million was primarily due to the impact of COVID-19 and the corresponding decrease in prorate passengers during the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

The $8.6 million decrease in lease, airport services and other revenues was primarily related to a decrease in the number of flights at locations where we were contracted to provide airport customer service during the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Operating Expenses

The following table summarizes our operating expenses and interest expense, (collectively, “Total airline expenses") for the periods indicated (dollar amounts in thousands):

	For the six months ended June 30,
	2020	2019	$ Change	% Change
Salaries, wages and benefits	$419,379	$501,354	$(81,975)	(16.4)%
Aircraft maintenance, materials and repairs	281,505	243,051	38,454	15.8%
Depreciation and amortization	243,346	180,134	63,212	35.1%
Airport-related expenses	52,190	61,429	(9,239)	(15.0)%
Aircraft fuel	32,234	56,507	(24,273)	(43.0)%
Aircraft rentals	33,752	38,164	(4,412)	(11.6)%
Special items	—	21,869	(21,869)	NM
CARES Act payroll support grant	(151,938)	—	(151,938)	NM
Other operating expenses	107,589	125,057	(17,468)	(14.0)%
Total operating expenses	$1,018,057	$1,227,565	$(209,508)	(17.1)%
Interest expense	61,130	65,278	(4,148)	(6.4)%
Total airline expenses	$1,079,187	$1,292,843	$(213,656)	(16.5)%

Salaries, wages and benefits. The $82.0 million decrease in salaries, wages and benefits was primarily due to a reduction in scheduled departures and block hours related to the COVID-19 pandemic. Additionally, in response to the COVID-19 pandemic, we have instituted a company-wide hiring freeze, suspended all non-scale pay increases and offered voluntary unpaid leave to our employees.

Aircraft maintenance, materials and repairs. The $38.5 million increase in aircraft maintenance expense was primarily due to an increase in direct maintenance costs incurred on a portion of SkyWest Airlines’ CRJ200 and CRJ700 fleet intended to extend the operational performance and reliability of the aircraft and increased engine maintenance expense during the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Depreciation and amortization. The $63.2 million increase in depreciation and amortization expense was primarily due to a reduction in the estimated useful life of our owned CRJ200 fleet that resulted in approximately $45.8 million of incremental depreciation expense during the six months ended June 30, 2020 and due to the acquisition of seven new E175 aircraft and spare engines since June 30, 2019.

Airport-related expenses. Airport-related expenses include airport-related customer service costs such as outsourced airport gate and ramp agent services, airport security fees, passenger interruption costs, deicing, landing fees and station rents (our employee customer service labor costs are reflected in salaries, wages and benefits). The $9.2 million decrease in airport-related expenses was primarily due to a decrease in scheduled departures resulting from the COVID-19 pandemic.

Aircraft fuel. The $24.3 million decrease in fuel cost was primarily due to a reduction in the number of prorate flights we operated and corresponding decrease in gallons of fuel we purchased and a decrease in our average fuel cost per gallon from $2.50 for the six months ended June 30, 2019 to $2.00 for the six months ended June 30, 2020. We purchase and incur expense for all fuel on flights operated under our prorate agreements. All fuel costs incurred under our capacity purchase agreements are either purchased directly by our major airline partners or purchased by us and reimbursed by our major airline partners, with the direct reimbursement recorded as a reduction to our fuel expense. The following table summarizes the gallons of fuel we purchased under our prorate agreements, for the periods indicated:

	For the six months ended June 30,
(in thousands)	2020	2019	% Change
Fuel gallons purchased	16,107	22,598	(28.7)%
Fuel expense	$32,234	$56,507	(43.0)%

Aircraft rentals. The $4.4 million decrease in aircraft rentals was primarily related to a reduction of our fleet size that was financed through leases as a result of scheduled lease expirations subsequent to June 30, 2019.

Special Items. The $21.9 million special items expense for the six months ended June 30, 2019 related to a non-cash write-off of $18.5 million in aircraft manufacturer part credits that we forfeited to settle future lease return obligations with the aircraft manufacturer. The $18.5 million of expense was included in the SkyWest Airlines segment. The special items expense also included $3.4 million of expense associated with a cash payout of certain ExpressJet employees stock equity grants as part of the sale of ExpressJet, which was reflected in the ExpressJet segment. We did not have a comparable special items expense during the six months ended June 30, 2020.

CARES Act payroll support grant. In April 2020, we entered into an agreement with Treasury to receive up to $438.0 million in emergency relief through the CARES Act payroll support program, of which $336.6 million will be in the form of payroll support grants, paid in installments through the end of July 2020. As of June 30, 2020, we received $244.6 million in payroll support grants that is being recognized as a reduction in expense over the periods the grants are intended to compensate. We recognized $151.9 million as a reduction in expense during the six months ended June 30, 2020 and expect to recognize the remainder of the grants from the CARES Act payroll support program as a reduction in expense by the end of 2020.

Other operating expenses. Other operating expenses primarily consist of property taxes, hull and liability insurance, simulator costs, crew per diem, and crew hotel costs. The $17.5 million decrease in other operating expenses was primarily related to a decrease in the number of scheduled flights related to the COVID-19 pandemic during the six months ended June 30, 2020.

Interest Expense. The $4.1 million decrease in interest expense was primarily related to the reduction in outstanding long-term debt from $3.1 billion as of June 30, 2019 to $3.0 billion as of June 30, 2020.

Total airline expenses. The $213.7 million decrease in total airline expenses was primarily related to the COVID-19 pandemic and the related decrease in scheduled departures and block hours during the six months ended June 30, 2020.

Summary of interest income, other income (expense) and provision for income taxes:

Interest income. Interest income decreased $3.3 million, or 43.6%, during the six months ended June 30, 2020, compared to the six months ended June 30, 2019. The decrease in interest income was primarily related to a decrease in interest rates earned on our marketable securities subsequent to June 30, 2019.

Other income (expense), net. During the six months ended June 30, 2020, we had other income, net of $0.8 million primarily related to income earned from our investment in a joint venture with a third party. During the six months ended June 30, 2019, we had other income of $47.0 million primarily related to the gain on sale of ExpressJet.

Income taxes. Our provision for income taxes was 26.8% and 23.3% for the six months ended June 30, 2020 and 2019, respectively. The increase in the effective tax rate primarily relates to a lower discrete tax benefit from excess tax deductions generated from employee equity transactions that occurred during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 and a greater impact related to non-deductible expenses for the six months ended June 30, 2020, compared to the six months ended June 30, 2019 as a result of lower pretax earnings for the six months ended June 30, 2020 compared to the same period of 2019.

Net income. Primarily due to the factors described above, we generated net income of $4.3 million, or $0.08 per diluted share, for the six months ended June 30, 2020, compared to net income of $176.2 million, or $3.40 per diluted share, for the six months ended June 30, 2019.

Our Business Segments

Three Months Ended June 30, 2020 and 2019

For the three months ended June 30, 2020, we had two reportable segments, which were the basis of our internal financial reporting: SkyWest Airlines and SkyWest Leasing. Our segment disclosure relates to components of our business for which separate financial information is available to, and regularly evaluated by, our chief operating decision maker.

	For the three months ended June 30,
	(dollar amounts in thousands)
	2020	2019	$ Change	% Change
Operating Revenues:
SkyWest Airlines operating revenue	$227,808	$627,088	$(399,280)	(63.7)%
SkyWest Leasing operating revenues	122,231	117,295	4,936	4.2%
Total Operating Revenues	$350,039	$744,383	$(394,344)	(53.0)%
Airline Expenses:
SkyWest Airlines airline expense	$279,307	$549,135	$(269,828)	(49.1)%
SkyWest Leasing airline expense	106,061	83,925	22,136	26.4%
Total Airline Expenses (1)	$385,368	$633,060	$(247,692)	(39.1)%
Segment profit (loss):
SkyWest Airlines segment profit (loss)	$(51,499)	$77,953	$(129,452)	(166.1)%
SkyWest Leasing profit	16,170	33,370	(17,200)	(51.5)%
Total Segment Profit (Loss)	$(35,329)	$111,323	$(146,652)	(131.7)%
Interest Income	1,685	3,731	(2,046)	(54.8)%
Other Income, net	402	281	121	43.1%
Consolidated Income (Loss) Before Taxes	$(33,242)	$115,335	$(148,577)	(128.8)%
(1)	Total Airline Expenses includes operating expense and interest expense

SkyWest Airlines Segment Profit. SkyWest Airlines block hour production decreased to 126,026, or 66.0%, for the three months ended June 30, 2020, from 370,782 for the three months ended June 30, 2019, primarily related to the reduced demand for air travel due to the COVID-19 pandemic. Significant items contributing to the SkyWest Airlines segment profit are set forth below.

The $399.3 million, or 63.7%, decrease in SkyWest Airlines Operating Revenues for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, was primarily due to the COVID-19 pandemic that negatively impacted prorate revenue by $98.7 million and all other revenue (including capacity purchase agreement revenue) by $300.6 million.

The $269.8 million, or 49.1%, decrease in SkyWest Airlines Airline Expenses for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, was primarily due to the following factors:

●	SkyWest Airlines’ salaries, wages and benefits expense decreased by $73.7 million, or 30.3%, primarily due to the reduction in scheduled departures and block hours related to the COVID-19 pandemic.

●	SkyWest Airlines’ depreciation and amortization expense increased by $18.8 million, or 46.2%, primarily due to a decrease in the estimated useful life of SkyWest Airlines’ CRJ200 fleet and the related spare engines.

●	SkyWest Airlines’ fuel expense decreased $24.0 million, or 77.9%, primarily due to a decrease in the volume of gallons purchased along with a decrease in the average fuel cost per gallon in 2020 compared to 2019. The average fuel cost per gallon was $1.45 and $2.57 for the three months ended June 30, 2020 and 2019, respectively.

●	SkyWest Airlines recognized $151.9 million as a reduction in expense during the three months ended June 30, 2020 and expects to recognize the remainder of the grants from the CARES Act payroll support program as a reduction in expenses by the end of 2020.

●	SkyWest Airlines’ remaining airline expenses decreased $39.0 million, or 16.6%, primarily related to a decrease in the number of scheduled flights related to the COVID-19 pandemic during the three months ended June 30, 2020.

SkyWest Leasing Segment Profit. SkyWest Leasing profit decreased $17.2 million during the three months ended June 30, 2020, compared to the three months ended June 30, 2019, primarily due to additional depreciation expense resulting from a shortened estimated useful life of certain CRJ200 spare engines as a result of COVID-19, partially offset by an additional seven new E175 aircraft added to our fleet subsequent to June 30, 2019.

Six Months Ended June 30, 2020 and 2019

For the six months ended June 30, 2020 and following the sale of ExpressJet, we had two reportable segments, which were the basis of our internal financial reporting: SkyWest Airlines and SkyWest Leasing. Our segment disclosure relates to components of our business for which separate financial information is available to, and regularly evaluated by, our chief operating decision maker. Our operating segments for the six months ended June 30, 2019, prior to the sale of ExpressJet, were SkyWest Airlines, ExpressJet and SkyWest Leasing. During 2019, our corporate overhead expense was allocated to the operating expenses of SkyWest Airlines and ExpressJet.

	For the six months ended June 30,
	(dollar amounts in thousands)
	2020	2019	$ Change	% Change
Operating Revenues:
SkyWest Airlines operating revenue	$834,650	$1,212,856	$(378,206)	(31.2)%
ExpressJet operating revenues	—	24,050	(24,050)	(100.0)%
SkyWest Leasing operating revenues	245,325	231,171	14,154	6.1%
Total Operating Revenues	$1,079,975	$1,468,077	$(388,102)	(26.4)%
Airline Expenses:
SkyWest Airlines airline expense	$875,989	$1,098,854	$(222,865)	(20.3)%
ExpressJet airline expense	—	28,690	(28,690)	(100.0)%
SkyWest Leasing airline expense	203,198	165,299	37,899	22.9%
Total Airline Expenses (1)	$1,079,187	$1,292,843	$(213,656)	(16.5)%
Segment profit (loss):
SkyWest Airlines segment profit (loss)	$(41,339)	$114,002	$(155,341)	(136.3)%
ExpressJet segment loss	—	(4,640)	4,640	(100.0)%
SkyWest Leasing profit	42,127	65,872	(23,745)	(36.0)%
Total Segment Profit	$788	$175,234	$(174,446)	(99.6)%
Interest Income	4,249	7,538	(3,289)	(43.6)%
Other Income, net	800	47,006	(46,206)	(98.3)%
Consolidated Income Before Taxes	$5,837	$229,778	$(223,941)	(97.5)%
(1)	Total Airline Expenses includes operating expense and interest expense

SkyWest Airlines Segment Profit. SkyWest Airlines block hour production decreased to 483,249, or 32.9%, for the six months ended June 30, 2020, from 720,171 for the six months ended June 30, 2019, primarily due to the COVID-19 pandemic. Significant items contributing to the SkyWest Airlines segment profit are set forth below.

The $378.2 million, or 31.2%, decrease in SkyWest Airlines Operating Revenues for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, was primarily due to the COVID-19 pandemic that negatively impacted prorate revenue by $104.4 million and all other revenue (including capacity purchase agreement revenue) by $273.8 million.

The $222.9 million, or 20.3%, decrease in SkyWest Airlines Airline Expenses for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, was primarily due to the following factors:

●	SkyWest Airlines’ salaries, wages and benefits expense decreased by $67.9 million, or 14.0%, primarily due to the reduction in scheduled departures and block hours related to the COVID-19 pandemic.

●	SkyWest Airlines’ aircraft maintenance, materials and repairs expense increased by $42.7 million, or 18.5%, primarily attributable to an increase in maintenance parts expense and direct maintenance costs incurred on a portion of SkyWest Airlines’ CRJ200 and CRJ700 fleet and increased engine maintenance expense during the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

●	SkyWest Airlines’ depreciation and amortization expense increased by $30.5 million, or 37.8%, primarily due to a decrease in the estimated useful life of SkyWest Airlines’ CRJ200 fleet and the related spare engines.

●	SkyWest Airlines included special items related to a non-cash write-off of $18.5 million in aircraft manufacturer part credits that we forfeited to settle future lease return obligations with the aircraft manufacturer during the six months ended June 30, 2019.

●	SkyWest Airlines’ fuel expense decreased $24.3 million, or 43.0%, primarily due to a decrease in the volume of gallons purchased along with a decrease in the average fuel cost per gallon in 2020 compared to 2019. The average fuel cost per gallon was $2.00 and $2.50 for the six months ended June 30, 2020 and 2019, respectively.

●	SkyWest Airlines recognized $151.9 million as a reduction in expense during the six months ended June 30, 2020 and expects to recognize the remainder of the grants from the CARES Act payroll support program as a reduction in expenses by the end of 2020.

●	SkyWest Airlines’ remaining airline expenses decreased $33.5 million, or 14.8%, primarily related to a decrease in the number of scheduled flights related to the COVID-19 pandemic during the six months ended June 30, 2020.

SkyWest Leasing Segment Profit. SkyWest Leasing profit decreased $23.7 million during the six months ended June 30, 2020, compared to the six months ended June 30, 2019, primarily due to additional depreciation expense resulting from a shortened estimated useful life of certain CRJ200 spare engines as a result of COVID-19, partially offset by an additional seven new E175 aircraft added to our fleet subsequent to June 30, 2019.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash Position and Liquidity. The following table provides a summary of the net cash provided by (used in) our operating, investing and financing activities for the six months ended June 30, 2020 and 2019, and our total cash and marketable securities positions as of June 30, 2020 and December 31, 2019 (in thousands):

	For the six months ended June 30,
	2020	2019	$ Change	% Change
Net cash provided by operating activities	$492,283	$362,123	$130,160	35.9%
Net cash used in investing activities	(70,623)	(249,049)	178,426	(71.6)%
Net cash used in financing activities	(56,619)	(187,797)	131,178	(69.9)%

	June 30,	December 31,
	2020	2019	$ Change	% Change
Cash and cash equivalents	$452,247	$87,206	$365,041	418.6%
Marketable securities	309,823	432,966	(123,143)	(28.4)%
Total cash and marketable securities	$762,070	$520,172	$241,898	46.5%

Cash Flows provided by Operating Activities

Cash flows from operating activities increased $130.2 million primarily due to deferred income related to the CARES Act payroll grant of $92.7 million as of June 30, 2020, deferred revenue related to the amount of cash allocated under our capacity purchase agreements in excess of revenue recognized of $69.1 million as of June 30, 2020 and an increase in non-cash depreciation expense of $63.2 million for the six months ended June 30, 2020 compared to the same period of 2019, partially offset by a decrease in cash provided by other working capital accounts during the six months ended June 30, 2020 compared to the same period of 2019 and by a decrease in pretax income for the six months ended June 30, 2020 compared to the same period of 2019.

Cash Flows used in Investing Activities

The $178.4 million decrease in cash used in investing activities was primarily due to the acquisition of 70 previously leased aircraft and five new E175 aircraft during the six months ended June 30, 2019, compared to the acquisition of four used CRJ700 aircraft and two new E175 aircraft for the six months ended June 30, 2020. These changes represented a $164.8 million decrease in aircraft purchases and related spare aircraft assets. Additionally, during the six months ended June 30, 2019, we sold ExpressJet for $79.6 million partially offset by a note receivable issued to the buyer of $26.4 million, resulting in net cash from the sale of ExpressJet of $53.2 million.

Cash Flows used in Financing Activities

The $131.2 million decrease in cash used in financing activities was primarily related to the decrease in principal payments on long-term debt of $96.0 million for the six months ended June 30, 2020, compared to the six months ended June 30, 2019. This decrease was primarily related to temporary deferrals on long-term debt payments we received with certain lenders during the six months ended June 30, 2020. Additionally, during the six months ended June 30, 2020, we used an additional $26.2 million to purchase treasury shares and make income tax payments towards vested employee equity awards compared to $68.9 million for the six months ended June 30, 2019.

Liquidity and Capital Resources as of June 30, 2020

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

At June 30, 2020, our total capital mix was 44.6% equity and 55.4% long-term debt, compared to 45.3% equity and 54.7% long-term debt at December 31, 2019.

In early July 2020, SkyWest Airlines executed a non-binding letter of intent with Treasury for approximately $497.0 million in secured loans under the CARES Act and is evaluating the timing and level of participation in this loan program.

Significant Commitments and Obligations

General

See Note 7, "Leases, Commitments and Contingencies," to the condensed consolidated financial statements for our commitments and obligations for each of the next five years and thereafter.

Purchase Commitments and Options

We are coordinating with our major airline partners and aircraft manufactures on the timing of upcoming fleet deliveries under previously announced deals in response to COVID-19 schedule reductions. The anticipated future delivery dates summarized below are subject to change. As of June 30, 2020, we had a firm purchase commitment for 24 new E175 aircraft from Embraer, S.A. with delivery dates anticipated through 2022.

We have in recent years funded the majority of our aircraft acquisition cost with long-term debt. At the time of each aircraft acquisition, we evaluate the financing alternatives available to us, and select an appropriate method to fund the acquisition. At present, we intend to fund our acquisition of any additional aircraft through cash on hand and debt financing. Based on current market conditions and discussions with prospective leasing organizations and financial institutions, we currently believe that we will be able to obtain financing for our committed acquisitions, as well as additional aircraft. We intend to finance the firm order for 24 new E175 aircraft with approximately 85% debt and the remaining balance with cash.

Long-term Debt Obligations

As of June 30, 2020, we had $3.0 billion of long-term debt obligations, including current maturities, primarily related to the acquisition of E175 aircraft. The average effective interest rate on the debt related to such aircraft was approximately 4.1% at June 30, 2020.

Guarantees

We have guaranteed the obligations of SkyWest Airlines under the SkyWest Airlines Delta Connection Agreement and the SkyWest Airlines United Express Agreement for the E175 aircraft. In addition, we have guaranteed certain other SkyWest Airlines obligations under its aircraft financing and leasing agreements.

Seasonality

Our results of operations for any interim period are not necessarily indicative of those for an entire year, since the airline industry is subject to seasonal fluctuations and general economic conditions. Our operations are somewhat favorably affected by increased travel on our prorate routes, historically occurring during the summer months, and unfavorably affected by decreased travel during the months November through February and by inclement weather, which may occasionally or frequently, depending on the severity of the inclement weather in any given winter, result in cancelled flights during the winter months. The COVID-19 pandemic has negatively impacted our summer schedule and we anticipate that it will continue to have a negative impact throughout the remainder of 2020. The magnitude of the impact will depend on various factors including passenger demand and the related flight schedules we are requested to operate by our major airline partners under our capacity purchase agreements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

In the past, we have not experienced difficulties with fuel availability and we currently expect to be able to obtain fuel at prevailing prices in quantities sufficient to meet our future needs. Pursuant to our capacity purchase agreements, United, Delta, Alaska and American have agreed to bear the economic risk of fuel price fluctuations on our contracted flights. We bear the economic risk of fuel price fluctuations on our prorate operations. For the six months ended June 30, 2020, prorate flying arrangements represented approximately 13.1% of our total flying agreements revenue. For illustrative purposes only, we have estimated the impact of the market risk of fuel price fluctuations on our prorate operations using a hypothetical increase of 25% in the price per gallon we purchase. Based on this hypothetical assumption, we would have incurred an additional $8.1 million in fuel expense for the six months ended June 30, 2020.

Interest Rates

As of June 30, 2020, all of our interest rates on our long-term debt were fixed rates. We currently intend to finance the acquisition of aircraft through manufacturer financing or long-term borrowings. Changes in interest rates may impact the actual cost to us to acquire future aircraft. To the extent we place new aircraft in service under our code-share agreements with Delta, United, American, Alaska or other carriers, our code-share agreements currently provide that reimbursement rates will be adjusted to reflect the interest rates effective at the closing of the respective aircraft financing.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2020, those controls and procedures were effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

During the six months ended June 30, 2020, we implemented changes to our processes in response to the adoption of Accounting Standards Update No. 2016-13, “Financial Instruments- Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments” (“Topic 326”) that became effective January 1, 2020. The operating effectiveness of these changes will be evaluated as part of our annual assessment of the effectiveness of internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities. As of June 30, 2020, our management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on our financial position, liquidity or results of operations.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, in Part II, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and in our other filings with the SEC, which factors could materially affect our business, financial condition and results of operations. The risks described in our reports filed with the SEC are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K and Form 10-Q for the quarter ended March 31, 2020.

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

In December 2019, a novel strain of coronavirus, COVID-19, was reported in Wuhan, China, and the World Health Organization subsequently declared COVID-19 a global health pandemic. On March 11, 2020, the U.S. Department of State issued a global Level 3 “reconsider travel” advisory for all travel abroad. On March 13, 2020, the U.S. government declared a national emergency. On March 19, 2020, the U.S. Department of State issued a global Level 4 “do not travel” advisory advising U.S. citizens to avoid all international travel due to the global impact of COVID-19. Additionally, the U.S. government has issued a travel advisory for residents of certain areas of the country due to extensive community transmission of COVID-19 in the area. The U.S. government has also implemented enhanced screenings, mandatory 14-day quarantine requirements and other travel restrictions in connection with the COVID-19 pandemic, including restrictions on travel from Mexico and Canada, and many foreign and U.S. state governments have instituted similar measures and declared states of emergency.

The COVID-19 outbreak, along with the measures governments and private organizations worldwide have implemented in an attempt to contain the spread of this pandemic, has resulted in a severe decline in demand for air travel, which has adversely affected our and our major airline partners’ business, operations and financial condition to an unprecedented extent. Measures ranging from travel restrictions, “shelter in place” and quarantine orders, limitations on public gatherings to cancellation of public events have resulted in a precipitous decline in demand for both domestic and international business and leisure travel. In response to this material decrease in demand, our major airline partners, upon whom we depend to contract with us and to set our flight schedules, have drastically reduced their summer capacity in 2020 compared to 2019, and possibly more cuts beyond. We in turn have significantly reduced our capacity. Prior to the COVID-19 pandemic, we anticipated operating approximately 2,500 to 2,600 daily departures in the month of July 2020; however, in July 2020, we typically operated between approximately 1,200 to 1,400 daily departures as a result of COVID-19-related schedule reductions. We also anticipate similar schedule reductions will likely continue into the third quarter of 2020 and may continue throughout the remainder of 2020 and into 2021. We will continue to work with our major airline partners regarding future schedules and make further demand-driven adjustments to our capacity as needed. Additionally, we anticipate certain aircraft with scheduled contract expirations in 2020 will not be extended as a result of decreased demand, including 36 CRJ200 aircraft operating under the SkyWest Airlines Delta Connection Agreement. We also terminated our American Prorate Agreement on seven CRJ200 aircraft in the second quarter of 2020 and we may have further reductions in the number of CRJ200 aircraft operating under our prorate agreements. We may have further reductions in the number of CRJ200 aircraft operating under prorate agreements with our other major airline partners throughout 2020 and into 2021. We also may receive requests by our major airline partners to defer deliveries of new or used aircraft that were previously scheduled for 2020, 2021 and 2022. The duration and severity of the COVID-19 pandemic remain uncertain, and there can be no assurance that these actions will suffice to sustain our business and operations through this pandemic.

During the second quarter of 2020, the COVID-19 pandemic had a negative impact on our revenues. The number of aircraft operating under our prorate agreements decreased from 64 aircraft as of June 30, 2019 to 47 aircraft as of June 30, 2020, or 26.6%. Additionally, our prorate revenue decreased from $134.9 million for the three months ended June 30, 2019 to $36.2 million for the three months ended June 30, 2020, or 73.2%. The negative impact to our revenues as a result of the COVID-19 pandemic and its associated effects on the travel industry is anticipated to continue into the third quarter of 2020 and throughout the remainder of 2020 and into 2021. Additionally, the majority of our code-share agreements set forth minimum levels of flight operations which our major airline partners are required to schedule for our operations and we are required to provide. These minimum flight operating levels are intended to provide a baseline level of expected utilization of aircraft, labor, maintenance facilities and related flight operations support. Historically, our major airline partners have utilized our flight operations at levels which exceed the minimum levels set forth in our code-share agreements; however, the COVID-19 pandemic will likely cause our major airline partners to reduce our utilization below the minimum levels. Given the significant impact COVID-19 has had on the airline industry, including our major airline partners, we have waived enforcing such minimum utilization contract provisions during the three months ended June 30, 2020. We may continue to waive the minimum utilization contract provisions prospectively. We may not be able to maintain operating efficiencies previously obtained, which would negatively impact our operating results and financial condition.

On April 23, 2020, SkyWest Airlines entered into the PSP Agreement with Treasury with respect to the Payroll Support Program under the CARES Act and, as of June 30, 2020, SkyWest Airlines had received $306.6 million of the expected $438.0 million. Of the $438.0 million, approximately $336.6 million will be a direct grant and approximately $101.4 million will be in the form of a ten-year, low interest unsecured term loan. The Payroll Support Program includes certain restrictions, including limitations on involuntary terminations and furloughs through September 30, 2020, requirements to maintain certain levels of scheduled service, restrictions on the payment of dividends and the repurchase of our common stock through September 30, 2021, and certain limitations on executive compensation. The substance and duration of these restrictions will materially affect our operations, and we may not be successful in managing these impacts.

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

As of June 30, 2020, we had a total of approximately $3.0 billion in total long-term debt obligations. Substantially all of this long-term debt was incurred in connection with the acquisition of aircraft and engines. We also have significant long-term lease obligations primarily relating to our aircraft fleet. As of June 30, 2020, we had 107 aircraft under operating leases with remaining terms ranging from less than one year to ten years. Future minimum lease payments due under all long-term operating leases were approximately $406.6 million at June 30, 2020. At a 6.14% discount factor, which is the average rate used to approximate the implicit rates within the applicable leases, the present value of these lease obligations was equal to approximately $326.0 million at June 30, 2020. Our high level of fixed obligations could impact our ability to obtain additional financing to support additional expansion plans or divert cash flows from operations and expansion plans to service the fixed obligations.

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

ITEM 6. EXHIBITS

4.1	Warrant Agreement, dated as of April 23, 2020, by and between SkyWest, Inc. and the United States Department of the Treasury.
4.2	Form of Warrant (incorporated by reference to Annex B of Exhibit 4.1).
10.1	Payroll Support Program Agreement, dated of April 23, 2020, by and between SkyWest Airlines, Inc. and the United States Department of the Treasury.
10.2	Promissory Note, dated as of April 23, 2020, issued by SkyWest Airlines, Inc. to the United States Department of the Treasury and guaranteed by SkyWest, Inc.
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer
32.2	Certification of Chief Financial Officer
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, to be signed on its behalf by the undersigned, thereunto duly authorized, on August 7, 2020.

SKYWEST, INC.

By	/s/ Robert J. Simmons
Robert J. Simmons
Chief Financial Officer