Form 10-Q
period 2020-09-30
SKYWEST INC
filed 2020-11-05
CIK 793733

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2020
Common stock, no par value	50,140,172

SKYWEST, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

ASSETS

	September 30,	December 31,
	2020	2019
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$418,228	$87,206
Marketable securities	403,793	432,966
Income tax receivable	3,557	11,141
Receivables, net	32,890	82,977
Inventories, net	92,350	110,503
Other current assets	26,460	35,553
Total current assets	977,278	760,346

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	7,274,843	7,078,801
Deposits on aircraft	40,263	48,858
Buildings and ground equipment	243,692	265,398
	7,558,798	7,393,057
Less-accumulated depreciation and amortization	(2,351,052)	(1,998,376)
Total property and equipment, net	5,207,746	5,394,681

OTHER ASSETS:
Operating lease right-of-use assets	296,439	336,009
Other assets	277,131	166,093
Total other assets	573,570	502,102
Total assets	$6,758,594	$6,657,129

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2020	2019
	(unaudited)
CURRENT LIABILITIES:
Current maturities of long-term debt	$360,288	$364,126
Accounts payable	244,047	284,473
Accrued salaries, wages and benefits	113,800	133,856
Current maturities of operating lease liabilities	83,291	94,806
Taxes other than income taxes	33,392	15,004
Other current liabilities	25,086	32,411
Total current liabilities	859,904	924,676

LONG-TERM DEBT, net of current maturities	2,707,769	2,628,989

DEFERRED INCOME TAXES PAYABLE	638,938	623,580

NONCURRENT OPERATING LEASE LIABILITIES	221,839	259,237

OTHER LONG-TERM LIABILITIES	145,044	45,633

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 82,094,985 and 81,742,937 shares issued, as of September 30, 2020 and December 31, 2019, respectively	703,780	686,806
Retained earnings	2,098,456	2,079,179
Treasury stock, at cost, 31,913,635 and 31,420,179 shares issued, as of September 30, 2020 and December 31, 2019, respectively	(617,136)	(590,971)
Total stockholders’ equity	2,185,100	2,175,014
Total liabilities and stockholders’ equity	$6,758,594	$6,657,129

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars and Shares in Thousands, Except per Share Amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
OPERATING REVENUES:
Flying agreements	$445,048	$738,838	$1,490,912	$2,164,173
Lease, airport services and other	12,445	21,457	46,557	64,199
Total operating revenues	457,493	760,295	1,537,469	2,228,372
OPERATING EXPENSES:
Salaries, wages and benefits	194,516	251,414	613,895	752,768
Aircraft maintenance, materials and repairs	150,148	133,521	431,654	376,572
Depreciation and amortization	121,467	92,795	364,813	272,929
Airport-related expenses	18,003	27,808	70,192	89,237
Aircraft rentals	15,785	17,676	49,537	55,840
Aircraft fuel	13,641	31,063	45,875	87,570
CARES Act payroll support grant	(190,200)	—	(342,138)	—
Special items	—	—	—	21,869
Other operating expenses	59,580	59,577	167,170	184,634
Total operating expenses	382,940	613,854	1,400,998	1,841,419
OPERATING INCOME	74,553	146,441	136,471	386,953
OTHER INCOME (EXPENSE):
Interest income	1,403	3,542	5,652	11,081
Interest expense	(30,150)	(31,606)	(91,280)	(96,884)
Other income, net	405	361	1,205	47,367
Total other income (expense), net	(28,342)	(27,703)	(84,423)	(38,436)
INCOME BEFORE INCOME TAXES	46,211	118,738	52,048	348,517
PROVISION FOR INCOME TAXES	12,549	27,399	14,113	80,945
NET INCOME	$33,662	$91,339	$37,935	$267,572

BASIC EARNINGS PER SHARE	$0.67	$1.80	$0.76	$5.24
DILUTED EARNINGS PER SHARE	$0.66	$1.79	$0.75	$5.19
Weighted average common shares:
Basic	50,181	50,746	50,199	51,111
Diluted	50,622	51,129	50,445	51,568

COMPREHENSIVE INCOME:
Net income	$33,662	$91,339	$37,935	$267,572
Net unrealized depreciation on debt securities, net of taxes	(307)	—	—	32
TOTAL COMPREHENSIVE INCOME	$33,355	$91,339	$37,935	$267,604

See accompanying notes to condensed consolidated financial statements

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

(UNAUDITED)

(In Thousands)

						Accumulated
						Other
	Common Stock		Retained	Treasury Stock		Comprehensive
	Shares	Amount	Earnings	Shares	Amount	Income	Total
Balance at December 31, 2019	81,743	$686,806	$2,079,179	(31,420)	$(590,971)	$—	$2,175,014
Change in accounting principle and other (see Note 1)	—		(11,639)	—	—	—	(11,639)
Balance at December 31, 2019, as adjusted	81,743	686,806	2,067,540	(31,420)	(590,971)	—	2,163,375
Net income	—	—	29,988	—	—	—	29,988
Exercise of common stock options and stock issued under equity award plan	287	38	—	—	—	—	38
Sale of common stock under employee stock purchase plan	24	1,494	—	—	—	—	1,494
Stock-based compensation expense associated with equity awards, net of forfeitures	—	1,727	—	—	—	—	1,727
Treasury shares acquired from vested employee stock awards for income tax withholdings	—	—	—	(108)	(6,165)	—	(6,165)
Treasury stock purchases	—	—	—	(386)	(20,000)	—	(20,000)
Cash dividends declared ($0.14 per share)	—	—	(7,019)	—	—	—	(7,019)
Balance at March 31, 2020	82,054	$690,065	$2,090,509	(31,914)	$(617,136)	$—	$2,163,438
Net loss	—	—	(25,715)	—	—	—	(25,715)
Net unrealized appreciation on marketable securities, net of tax of $99	—	—	—	—	—	307	307
Stock-based compensation expense associated with equity awards, net of forfeitures	—	2,087	—	—	—	—	2,087
CARES Act warrant issuance	—	2,845	—	—	—	—	2,845
Balance at June 30, 2020	82,054	$694,997	$2,064,794	(31,914)	$(617,136)	$307	$2,142,962
Net income	—	—	33,662	—	—	—	33,662
Net unrealized depreciation on marketable securities, net of tax of $(99)	—	—	—	—	—	(307)	(307)
Sale of common stock under employee stock purchase plan	41	1,287	—	—	—	—	1,287
Stock-based compensation expense associated with equity awards, net of forfeitures	—	2,093	—	—	—	—	2,093
CARES Act warrant issuance	—	5,403	—	—	—	—	5,403
Balance at September 30, 2020	82,095	$703,780	$2,098,456	(31,914)	$(617,136)	$—	$2,185,100

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

(UNAUDITED)

(In Thousands)

						Accumulated
						Other
	Common Stock		Retained	Treasury Stock		Comprehensive
	Shares	Amount	Earnings	Shares	Amount	Income (Loss)	Total
Balance at December 31, 2018	81,239	$690,910	$1,776,585	(29,851)	$(503,182)	$(32)	$1,964,281
Change in accounting principle and other (see Note 7)	—		(13,141)	—	—	—	(13,141)
Balance at December 31, 2018, as adjusted	81,239	690,910	1,763,444	(29,851)	(503,182)	(32)	1,951,140
Net income	—	—	88,181	—	—	—	88,181
Net unrealized depreciation on marketable securities, net of tax of $10	—	—	—	—	—	32	32
Exercise of common stock options and stock issued under equity award plan	521	641	—	—	—	—	641
Sale of common stock under employee stock purchase plan	39	1,620	—	—	—	—	1,620
Stock-based compensation expense associated with equity awards, net of forfeitures	—	(578)	—	—	—	—	(578)
Treasury shares acquired from vested employee stock awards for income tax withholdings	—	—	—	(173)	(9,311)	—	(9,311)
Treasury stock purchases	—	—	—	(476)	(25,000)	—	(25,000)
Cash dividends declared ($0.12 per share)	—	—	(6,158)	—	—	—	(6,158)
Balance at March 31, 2019	81,799	$692,593	$1,845,467	(30,500)	$(537,493)	$—	$2,000,567
Net income	—	—	88,052	—	—	—	88,052
Exercise of common stock options and stock issued under equity award plan	172	2,279	—	—	—	—	2,279
Stock-based compensation expense associated with equity awards, net of forfeitures	—	2,075	—	—	—	—	2,075
Treasury stock purchases	—	—	—	(311)	(18,476)	—	(18,476)
Common stock purchased and cancelled	(268)	(16,145)	—	—	—	—	(16,145)
Cash dividends declared ($0.12 per share)	—	—	(6,107)	—	—	—	(6,107)
Balance at June 30, 2019	81,703	$680,802	$1,927,412	(30,811)	$(555,969)	$—	$2,052,245
Net income	—	—	91,339	—	—	—	91,339
Exercise of common stock options and stock issued under equity award plan	13	185	—	—	—	—	185
Sale of common stock under employee stock purchase plan	27	1,545	—	—	—	—	1,545
Stock-based compensation expense associated with equity awards, net of forfeitures	—	2,009	—	—	—	—	2,009
Treasury stock purchases	—	—	—	(442)	(25,003)	—	(25,003)
Cash dividends declared ($0.12 per share)	—	—	(6,060)	—	—	—	(6,060)
Balance at September 30, 2019	81,743	$684,541	$2,012,691	(31,253)	$(580,972)	$—	$2,116,260

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands)

	Nine months ended
	September 30,
	2020	2019
NET CASH PROVIDED BY OPERATING ACTIVITIES	$548,703	$582,468

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(848,897)	(1,469,091)
Sales of marketable securities	878,070	1,566,471
Proceeds from the sale of aircraft, property and equipment	1,612	25,604
Acquisition of property and equipment:
Aircraft and rotable spare parts	(170,392)	(419,508)
Buildings and ground equipment	(9,398)	(61,021)
Deposits on aircraft	(625)	(31,817)
Aircraft deposits applied towards acquired aircraft	9,220	23,298
Net cash received from sale of ExpressJet subsidiary	—	53,200
Decrease (increase) in other assets	(121,037)	7,570
NET CASH USED IN INVESTING ACTIVITIES	(261,447)	(305,294)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	201,285	99,914
Principal payments on long-term debt	(117,182)	(291,250)
Net proceeds from issuance of common stock	2,819	6,270
Purchase of treasury and common stock and employee income tax paid on equity awards	(26,165)	(93,935)
Increase in debt issuance and lessor initial direct costs	(3,932)	(1,242)
Payment of cash dividends	(13,059)	(17,406)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	43,766	(297,649)

Increase (decrease) in cash and cash equivalents	331,022	(20,475)
Cash and cash equivalents at beginning of period	87,206	328,384
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$418,228	$307,909

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing activities:
Acquisition of rotable spare parts	$8,531	$3,662
Debt assumed on aircraft acquired under operating leases	$—	$14,475
Engines contributed to joint venture	$—	$22,313
Non-cash assets used to acquire aircraft under operating leases	$—	$153,566
Lease liability arising from the recognition of right-of-use asset	$—	$456,472
CARES Act warrant issuance	$8,248	$—
Cash paid during the period for:
Interest, net of capitalized amounts	$95,999	$100,100
Income taxes	$371	$2,415

SUPPLEMENTAL DISCLOSURE OF SALE OF SUBSIDIARY:
Decrease in carrying amount of assets	$—	$(101,448)
Decrease in carrying amount of liabilities	—	68,341
Cash received from buyers	—	79,632
Gain on sale of subsidiary	$—	$46,525

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated financial statements of SkyWest, Inc. (“SkyWest” or the “Company”) and its operating subsidiary SkyWest Airlines, Inc. (“SkyWest Airlines”) and its leasing subsidiary SkyWest Leasing, Inc. (“SkyWest Leasing”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). On January 22, 2019, the Company completed the sale of its former wholly owned subsidiary, ExpressJet Airlines, Inc. (“ExpressJet”). The Company’s financial and operating results presented in this Report include the financial results of ExpressJet for the period of time ExpressJet was operating as a subsidiary of the Company. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Due in part to the severe effects from the global COVID-19 (coronavirus) pandemic, in addition to other factors, the results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

Recent Accounting Pronouncements

Recently Adopted Standards

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments” (“Topic 326”), which requires measurement and recognition of expected credit losses for financial assets held and requires enhanced disclosure regarding significant estimates and judgments used in estimating credit losses. Topic 326 is effective for the Company beginning January 1, 2020. The Company adopted Topic 326 on January 1, 2020. The Company’s primary financial assets as of December 31, 2019 included trade receivables from its flying agreements, a note receivable from the sale of ExpressJet, and receivables from aircraft manufacturers and other third parties in the airline industry. The Company recorded a credit loss of $11.6 million net of income tax in conjunction with the adoption of Topic 326. The Company recorded this credit loss as a January 1, 2020 beginning balance sheet entry to retained earnings (net of income tax). See Note 3, “Flying Agreements Revenue and Lease, Airport Services and Other Revenues,” for more information on the application of Topic 326 on the Company’s results for the nine months ended September 30, 2020.

Note 2 — Impact of the COVID-19 Pandemic

COVID-19, which was declared a global health pandemic by the World Health Organization in March 2020, has surfaced in nearly all regions of the world and driven the implementation and continuation of significant, government-imposed measures to prevent or reduce its spread, including travel restrictions, closing of borders, “shelter in place” orders and business closures. Consequently, the Company and its major airline partners (as defined in Note 3 below), have experienced an unprecedented decline in the demand for air travel, which has materially and adversely affected the Company’s revenues, including its capacity purchase agreements and its prorate agreements (as defined in Note 3 below). The continued spread of the virus and the ongoing global pandemic has affected the majority of the domestic and international networks of the Company’s major airline partners for whom it conducts flight operations and relies on to set its flight schedules. While the length and severity of the reduction in demand due to COVID-19 are uncertain, the Company presently expects a continued significant negative impact on its results of operations at a minimum for the remainder of 2020 and into 2021.

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

Capacity Reductions. Beginning in March 2020, the Company and its major airline partners experienced an unprecedented decrease in demand for air travel and expect this decline from pre COVID-19 flight levels to continue at a minimum for the remainder of 2020 and into 2021. The Company depends on its major airline partners to contract with the Company to schedule flights. Therefore, in response to this decreased demand, the Company has significantly reduced its capacity. During the three months ended September 30, 2020, the Company’s number of departures and block hours each decreased 37.3% and 40.8%, respectively, from the three months ended September 30, 2019. The Company also anticipates similar schedule reductions will likely continue at a minimum throughout the remainder of 2020 and into 2021. The number of daily flights operated by the Company may not return to pre-COVID-19 levels for the foreseeable future. The Company will continue to work with its major airline partners regarding future schedules and make further demand-driven adjustments to its capacity as needed. The Company has removed 38 Canadair CRJ200 regional aircraft (“CRJ200”) that were operating under the SkyWest Airlines Delta Connection Agreement with scheduled contract expirations in 2020 that were not extended as a result of decreased demand as of September 30, 2020, and anticipates removing an additional 17 CRJ200 aircraft during the fourth quarter of 2020. The Company additionally terminated its American Prorate Agreement on seven CRJ200 aircraft in the second quarter of 2020 and the Company may have further reductions in the number of CRJ200 aircraft operating under its other prorate agreements. The Company may receive requests by its major airline partners to defer deliveries of new or used aircraft that were previously scheduled for 2020, 2021 and 2022.

Cost Reductions. With the reduction in revenue, the Company has, and will continue to implement, cost saving initiatives, including:

●	Reducing employee-related costs including by:
o	Offering voluntary unpaid leave to employees.
o	Suspending all non-scale pay increases.
o	Instituting a company-wide hiring freeze.
●	Delaying non-essential projects and reducing or suspending other discretionary spending.

Liquidity. At September 30, 2020, the Company had $1,374.8 million in total available liquidity, consisting of $822.0 million in cash and marketable securities and $39.8 million available under SkyWest Airlines’ line of credit and an additional $513.0 million available to draw under the Company’s secured loan with the U.S. Department of the Treasury (“Treasury”) related to the Coronavirus Aid Relief, and Economic Security Act (the “CARES Act”).

CARES Act. On March 27, 2020, President Trump signed the CARES Act into law. The CARES Act is a relief package intended to assist many aspects of the U.S. economy, including providing the airline industry with up to $25 billion in grants to be used for employee wages, salaries and benefits.

In April 2020, SkyWest Airlines entered into an agreement with Treasury to receive $438.0 million in emergency relief through the CARES Act payroll support program to be paid in installments from April to September 2020. In conjunction with an additional payment received in September 2020, SkyWest Airlines has received $450.7 million in the aggregate under the payroll support program as of September 30, 2020. The relief payments are conditioned on the Company’s agreement to, among other things, refrain from conducting involuntary employee layoffs or furloughs through September 30, 2020. Other conditions include bans on share repurchases and dividends through September 30, 2021, continuing essential air service as directed by the U.S. Department of Transportation and certain limitations on executive compensation. The relief payments received through September 30, 2020 include $345.5 million in a grant and $105.2 million in an unsecured 10-year loan. The loan bears interest at an annual rate of 1.00% for the first five years (through April 2025) and the Secured Overnight Financing Rate plus 2.00% in the final five years. In return, the Company agreed to issue to Treasury warrants to purchase 370,720 shares of the Company’s common stock. These warrants have an exercise price of $28.38 per share and a five-year term from the date of issuance.

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

During the nine months ended September 30, 2020, the Company recognized $342.1 million of grant proceeds received under the CARES Act payroll support program, as a reduction in payroll expense with the remaining $3.4 million recorded as a deferred reduction in expense in other current liabilities on our balance sheet. We expect to recognize the remainder of the grant proceeds from the CARES Act payroll support program as a reduction in payroll expense by the end of 2020. See Note 9, "Long-Term Debt," for further discussion of the unsecured loans and warrants to acquire the Company’s shares issued under the CARES Act payroll support program.

The CARES Act also provides for up to $25 billion in secured loans to the airline industry. In September 2020 the Company entered into a secured loan and guarantee agreement with Treasury and the Bank of New York Mellon (the “Loan Agreement”), which permits the Company to borrow up to $573 million. Subsequently, on October 28, 2020, the Company entered into an amendment to the Loan Agreement that permits the Company to borrow up to $725 million in the aggregate. As of September 30, 2020, the Company has borrowed $60 million and may, at its option, borrow additional amounts in up to two subsequent borrowings until March 26, 2021. The proceeds are to be used for certain general corporate purposes and operating expenses in accordance with the terms and conditions of the Loan Agreement and the applicable provisions of the CARES Act. The loan will bear interest at a variable rate per annum equal to the London interbank offer rate divided by one minus the Eurodollar Reserve Percentage (as defined in the Loan Agreement) plus 3.00%. The applicable interest rate for the $60 million loan will be 3.22% per annum through September 15, 2021 at which time the interest rate will reset in accordance with the foregoing formula. In return, the Company agreed to issue to Treasury warrants to purchase shares of the Company’s common stock based on a debt coverage ratio and amounts drawn under the facility. The Company issued warrants to purchase 211,416 shares of the Company’s common stock to Treasury in conjunction with the Company’s $60 million borrowing under the facility. These warrants have an exercise price of $28.38 per share and a five-year term from the date of issuance.

Note 3 — Flying Agreements Revenue and Lease, Airport Services and Other Revenues

The Company recognizes flying agreements revenue and lease, airport services and other revenues when the service is provided under its code-share agreements. Under the Company’s fixed-fee arrangements (referred to as “capacity purchase agreements”) with Delta Air Lines, Inc. (“Delta”), United Airlines, Inc. (“United”), American

Airlines, Inc. (“American”) and Alaska Airlines, Inc. (“Alaska”) (each, a “major airline partner”), the major airline partner generally pays the Company a fixed-fee for each departure, flight hour (measured from takeoff to landing, excluding taxi time) or block hour (measured from takeoff to landing, including taxi time) incurred, and an amount per aircraft in service each month with additional incentives based on flight completion and on-time performance. The major airline partner also directly pays for or reimburses the Company for certain direct expenses incurred under the capacity purchase agreement, such as fuel, airport landing fees and airport rents. Under the capacity purchase agreements, the Company’s performance obligation is met when each flight is completed and is reflected in flying agreements revenue. The transaction price for the capacity purchase agreements is determined from the fixed-fee consideration, incentive consideration and directly reimbursed expenses earned as flights are completed over the agreement term. For the nine months ended September 30, 2020 and 2019, capacity purchase agreements represented approximately 87.2% and 82.1% of the Company’s flying agreements revenue, respectively.

Under the Company’s revenue-sharing arrangements (referred to as a “revenue-sharing” or “prorate” arrangement), the major airline partner and the Company negotiate a passenger fare proration formula, pursuant to which the Company receives a percentage of the ticket revenues for those passengers traveling for one portion of their trip on a Company airline and the other portion of their trip on the major airline partner. Under the Company’s prorate flying agreements, the performance obligation is met and revenue is recognized when each flight is completed based upon the portion of the prorate passenger fare the Company anticipates that it will receive for each completed flight. The transaction price for the prorate agreements is determined from the proration formula derived from each passenger ticket amount on each completed flight over the agreement term. For the nine months ended September 30, 2020 and 2019, prorate flying arrangements represented approximately 12.8% and 17.9% of the Company’s flying agreements revenue, respectively.

Lease, airport services and other revenues primarily consist of revenue generated from aircraft and spare engines leased to third parties. Of the Company’s $5.2 billion of property and equipment, net as of September 30, 2020, $126.2 million of regional jet aircraft and spare engines was leased to third parties under operating leases as of September 30, 2020. The Company mitigates the residual asset risks of these assets by leasing aircraft and engine types that can be operated by the Company in the event of a default. Additionally, the operating leases typically have specified lease return condition requirements paid by the lessee to the Company and the Company typically maintains inspection rights under the leases. The following table summarizes future minimum rental income under operating leases primarily related to leased aircraft that had remaining non-cancelable lease terms as of September 30, 2020 (in thousands):

October 2020 through December 2020	$6,170
2021	24,780
2022	24,596
2023	21,643
2024	21,336
Thereafter	70,938
$169,463

Additionally, lease, airport services and other revenues includes airport agent services, such as gate and ramp agent services at applicable airports where the Company provides such services. The transaction price for airport customer service agreements is determined from an agreed-upon rate by location applied to the applicable number of flights handled by the Company over the agreement term. The following represents the Company’s lease, airport services and other revenue for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Operating lease revenue	$7,136	$10,075	$27,162	$28,113
Airport customer service and other revenue	5,309	11,382	19,395	36,086
Lease, airport services and other	$12,445	$21,457	$46,557	$64,199

Other ancillary revenues commonly associated with airlines, such as baggage fee revenue, ticket change fee revenue and the marketing component of the sale of mileage credits, are retained by the Company’s major airline partners on flights that the Company operates under its code-share agreements.

The following table represents the Company’s flying agreements revenue by type for the three and nine month periods ended September 30, 2020 and 2019 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Capacity purchase agreements revenue: flight operations	$175,753	$385,537	$674,222	$1,155,814
Capacity purchase agreements revenue: aircraft lease and fixed revenue	208,516	207,467	619,354	621,526
Prorate agreements revenue	60,779	145,834	197,336	386,833
Flying agreements revenue	$445,048	$738,838	$1,490,912	$2,164,173

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

Under the Company’s capacity purchase agreements, the Company is paid a fixed amount per aircraft each month over the contract term. The Company recognizes revenue related to the fixed amount per aircraft per month proportionately to completed flights, which is the Company’s performance obligation. The Company operated a materially lower number of flights during the three and nine months ended September 30, 2020 from previous levels due to a reduction in flight schedules resulting from the COVID-19 pandemic. The Company’s completed departures decreased 37% and completed block hours decreased 41% during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Due to the lower number of flights operated during the three and nine months ended September 30, 2020, the amount of cash collected for the fixed amount per aircraft exceeded the revenue recognized based on flights completed. Accordingly, the Company deferred $29.6 million and $98.6 million of revenue attributed to the fixed amount per month per aircraft received during the three and nine months ended September 30, 2020, respectively. The Company anticipates the future monthly flight levels will increase over the remaining applicable contract terms compared to the nine months ended September 30, 2020. The Company’s deferred revenue balance will be recognized based on the Company’s completed flight levels each period relative to the anticipated flight levels over the remaining contract term.

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

The following table summarizes the significant provisions of each code-share agreement SkyWest Airlines has with each major airline partner:

Delta Connection Agreements
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
Delta Connection Agreement (capacity purchase agreement)	• CRJ 200 • CRJ 700 • CRJ 900 • E175	17 6 39 67	• Individual aircraft have scheduled removal dates from 2020 to 2030
Delta Connection Prorate Agreement (prorate arrangement)	• CRJ 200	21	• Terminable with 30-day notice

United Express Agreements
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
United Express Agreements (capacity purchase agreement)	• CRJ 200 • CRJ 700 • E175	70 19 90	• Individual aircraft have scheduled removal dates from 2022 to 2029
United Express Prorate Agreement (prorate arrangement)	• CRJ 200	26	• Terminable with 120-day notice

American Agreements
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
American Agreement (capacity purchase agreement)	• CRJ 700	61	• Individual aircraft have scheduled removal dates from 2022 to 2025

Alaska Capacity Purchase Agreement
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
Alaska Agreement (capacity purchase agreement)	• E175	32	• Individual aircraft have scheduled removal dates from 2027 to 2030

In addition to the contractual arrangements described above, SkyWest Airlines has entered into capacity purchase agreements with Delta and American to place additional Embraer E175 dual-class regional jet aircraft (“E175”) into service. The Company is coordinating with its major airline partners on the timing of upcoming fleet deliveries under previously announced deals in response to COVID-19 schedule reductions. The anticipated future delivery dates summarized below are subject to change.

As of September 30, 2020, the Company is scheduled to acquire and place into service four new E175 aircraft in connection with its agreement with Delta by December 31, 2020. Additionally, the Company is scheduled to place one Canadair CRJ900 regional jet aircraft (“CRJ900”) that is to be financed by Delta under a nine-year capacity purchase agreement in 2021.

As of September 30, 2020, the Company was scheduled to acquire and place into service 20 new E175 aircraft in connection with its agreement with American. The delivery dates for the new E175 aircraft are scheduled to occur from the end of 2021 to mid-2022. Additionally, as of September 30, 2020 SkyWest Airlines had a flying contract with American to operate a total of 70 used Canadair CRJ700 regional jet aircraft (“CRJ700s”), of which 61 aircraft were under contract at September 30, 2020. In October 2020, SkyWest Airlines secured a multi-year flying contract with American for an additional 20 used CRJ700 aircraft. The Company anticipates placing the remaining 29 CRJ700 aircraft with American by the end of 2021, which is expected to result in a total of 90 CRJ700 aircraft under contract with

American. During the nine months ended September 30, 2020, the Company terminated its American Prorate Agreement on seven CRJ200 aircraft as a result of COVID-19 related passenger demand restrictions.

As of September 30, 2020, the Company’s capacity purchase agreement with Delta included 17 CRJ200 aircraft that are scheduled to expire by the end of 2020 and are not expected to be extended as a result of the decreased demand caused by the COVID-19 pandemic. The Company owns the 17 CRJ200 aircraft and anticipates parking such aircraft following removal from service. The 17 CRJ200s are anticipated to be fully depreciated upon removal of service from the Delta contract. The Company has no outstanding financing obligations on the 17 owned CRJ200 aircraft. During the nine months ended September 30, 2020, the Company parked 19 owned CRJ200 and returned 19 leased CRJ200 aircraft previously used for the Company’s capacity purchase agreement with Delta to the lessor, which leases were not extended by the Company as a result of the decreased demand caused by the COVID-19 pandemic.

Due to the uncertainty of obtaining future contract extensions from its major airline partners for the Company’s CRJ200 aircraft as a result of the COVID-19 pandemic and considering the average age of the Company’s CRJ200 fleet is 18 years, the Company reduced the estimated useful lives of its CRJ200 aircraft to align with each aircraft’s anticipated contract removal dates, which resulted in approximately $20.2 million of incremental depreciation expense during the three months ended September 30, 2020. The Company anticipates it will incur $8.5 million of additional depreciation expense from October to December 2020 resulting from the shorter estimated useful lives of its owned CRJ200 aircraft.

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

Allowance for credit losses

The Company monitors publicly available credit ratings for entities for which the Company has a significant receivable balance. As of September 30, 2020, the Company had gross receivables of $49.0 million in current assets and gross receivables of $171.2 million in other long-term assets. The Company has established credit loss reserves based on publicly available historic default rates issued by a third party for companies with similar credit ratings, factoring in the term of the respective accounts receivable or note receivable. During the nine months ended September 30, 2020, the collectability on a note receivable from Kair Enterprises, Inc. associated with the Company’s sale of ExpressJet in 2019 became uncertain due to ExpressJet ceasing operations during the three months ended September 30, 2020 and the credit ratings were lowered on certain entities for which the Company has outstanding accounts receivable or notes receivable, which were the primary drivers for the increase in the Company’s credit loss reserve when benchmarked against historic default rates as of January 1, 2020, when the Company adopted Topic 326.

The following table summarizes the changes in allowance for credit losses:

Allowance for
Credit Losses
Balance at January 1, 2020	$15,388
Additions to credit loss reserve	24,260
Write-offs charged against the allowance	—
Balance at September 30, 2020	$39,648

Note 4 — Share-Based Compensation and Stock Repurchases

During the nine months ended September 30, 2020, the Company granted 82,505 restricted stock units and 69,132 performance shares to certain employees of the Company and its subsidiaries under the SkyWest, Inc. 2019 Long-Term Incentive Plan. Both the restricted stock units and performance shares have a three-year vesting period, during which the recipient must remain employed with the Company or one of the Company’s subsidiaries. The number of performance shares awardable from the 2020 grants can range from 0% to 200% of the original amount granted depending on the Company’s performance over the three-year vesting period against the pre-established targets. Upon vesting, each restricted stock unit and performance share will be replaced with one share of common stock. The fair value of these restricted stock units and performance shares on their date of grant was $61.45 per share. During the nine months ended September 30, 2020, the Company did not grant any options to purchase shares of common stock to employees. Additionally, during the nine months ended September 30, 2020, the Company granted 14,643 fully vested shares of common stock to the Company’s directors at a grant date fair value of $61.45.

The Company accounts for forfeitures of restricted stock units and performance share grants when forfeitures occur. The estimated fair value of the restricted stock units and performance shares is amortized over the applicable vesting periods. During the nine months ended September 30, 2020 and 2019, the Company recorded pre-tax share-based compensation expense of $5.9 million and $8.0 million, respectively. Additionally, the Company incurred $7.9 million of employee severance related costs associated with the sale of ExpressJet, partially offset by a forfeiture credit of $4.5 million, primarily resulting from stock-based compensation awards that terminated upon the sale of ExpressJet during the nine months ended September 30, 2019.

During the nine months ended September 30, 2020, the Company repurchased 385,606 shares of its common stock for $20.0 million and paid $6.2 million for the income tax obligation on vested employee equity awards and issued the net, after-tax shares to employees. The Company did not repurchase any shares of its common stock or pay cash for the income tax obligation on vested employee equity awards during the three months ended September 30, 2020. During the nine months ended September 30, 2019, the Company repurchased 1,496,648 shares of its common stock for $84.6 million and paid $9.3 million for the income tax obligation on vested employee equity awards and issued the net, after-tax shares to employees.

Under the terms of the Company’s CARES Act Loan Agreement, the Company is prohibited from repurchasing its common stock and paying dividends on its common stock through the date that is 12 months after the date on which all loan amounts outstanding under the Loan Agreement have been repaid in full.

Note 5 — Net Income Per Common Share

Basic net income per common share (“Basic EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income per common share. During the nine months ended September 30, 2020, 200,000 performance shares (at target performance) were excluded from the computation of Diluted EPS since the Company had not achieved the minimum target thresholds as of September 30, 2020. During the nine months ended September 30, 2019, 150,000 performance shares (at target performance) were excluded from the computation of Diluted EPS since the Company had not achieved the minimum target thresholds as of September 30, 2019.

The calculation of the weighted average number of shares of common stock outstanding for Basic EPS and Diluted EPS for the periods indicated (in thousands, except per share data) is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Numerator:
Net Income	$33,662	$91,339	$37,935	$267,572

Denominator:
Weighted average number of common shares outstanding	50,181	50,746	50,199	51,111
Effect of outstanding share-based awards	441	383	246	457
Weighted average number of shares for diluted net income per common share	50,622	51,129	50,445	51,568

Basic earnings per share	$0.67	$1.80	$0.76	$5.24
Diluted earnings per share	$0.66	$1.79	$0.75	$5.19

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

The following represents the Company’s segment data for the three-month periods ended September 30, 2020 and 2019 (in thousands):

	Three months ended September 30, 2020
	SkyWest	SkyWest
	Airlines	Leasing	Consolidated
Operating revenues (1)	$337,975	$119,518	$457,493
Operating expense	303,141	79,799	382,940
Depreciation and amortization expense	59,659	61,808	121,467
Interest expense	2,868	27,282	30,150
Segment profit (2)	31,966	12,437	44,403
Total assets (as of September 30, 2020)	2,836,069	3,922,525	6,758,594
Capital expenditures (including non-cash)	4,937	—	4,937

	Three months ended September 30, 2019
	SkyWest	SkyWest
	Airlines	Leasing	Consolidated
Operating revenues (1)	$641,947	$118,348	$760,295
Operating expense	560,646	53,208	613,854
Depreciation and amortization expense	43,353	49,442	92,795
Interest expense	3,165	28,441	31,606
Segment profit (2)	78,136	36,699	114,835
Total assets (as of September 30, 2019)	2,744,191	3,853,468	6,597,659
Capital expenditures (including non-cash)	67,394	34,597	101,991

(1)	Prorate revenue and airport customer service revenue are primarily reflected in the SkyWest Airlines segment.
(2)	Segment profit (loss) is equal to operating income less interest expense.

The following represents the Company’s segment data for the nine-month periods ended September 30, 2020 and 2019 (in thousands):

	Nine months ended September 30, 2020
	SkyWest	SkyWest
	Airlines	Leasing	Consolidated
Operating revenues (1)	$1,172,625	$364,844	$1,537,469
Operating expense	1,173,152	227,846	1,400,998
Depreciation and amortization expense	170,855	193,958	364,813
Interest expense	8,847	82,433	91,280
Segment profit (loss) (2)	(9,374)	54,565	45,191
Total assets (as of September 30, 2020)	2,836,069	3,922,525	6,758,594
Capital expenditures (including non-cash)	73,063	115,258	188,321

	Nine months ended September 30, 2019
	SkyWest		SkyWest
	Airlines	ExpressJet	Leasing	Consolidated
Operating revenues (1)	$1,854,803	$24,050	$349,519	$2,228,372
Operating expense	1,651,966	28,690	160,763	1,841,419
Depreciation and amortization expense	124,048	971	147,910	272,929
Special Items	18,508	3,361	—	21,869
Interest expense	10,699	—	86,185	96,884
Segment profit (loss) (2)	192,138	(4,640)	102,571	290,069
Total assets (as of September 30, 2019)	2,744,191	—	3,853,468	6,597,659
Capital expenditures (including non-cash)	184,019	—	468,213	652,232

(1)	Prorate revenue and airport customer service revenue are primarily reflected in the SkyWest Airlines segment.
(2)	Segment profit (loss) is equal to operating income less interest expense.

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

Aircraft

As of September 30, 2020, the Company had 107 aircraft under operating leases with remaining terms ranging from less than one year to ten years.

With the adoption of Topic 842 on January 1, 2019, the Company evaluated whether leased aircraft asset groups within the Company’s fleet were impaired. Under the transition guidance for Topic 842, a company is permitted to recognize a previously unrecognized impairment related to a right-of-use asset in the period prior to the adoption date of Topic 842 if the event giving rise to the impairment occurred before the adoption date. In 2016, the Company recorded an impairment on certain of its long-lived assets, which included the Company’s CRJ200 aircraft. In 2016, the market lease rate was less than the contractual lease rate on the Company’s CRJ200 leased aircraft. The Company recorded an impairment of $13.1 million (net of tax) as an adjustment to the Company’s January 1, 2019 retained earnings related to the previously unrecognized impairment of these leased CRJ200s. The Company had no impairment charges related to its leased CRJ200s during the nine months ended September 30, 2020.

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

Leases

As of September 30, 2020, the Company’s right-of-use assets were $296.4 million, the Company’s current maturities of operating lease liabilities were $83.3 million, and the Company’s noncurrent lease liabilities were $221.8 million. During the nine months ended September 30, 2020, the Company paid $68.0 million in operating leases reflected as a reduction from operating cash flows.

The table below presents lease related terms and discount rates as of September 30, 2020.

As of September 30, 2020
Weighted-average remaining lease term for operating leases	6.6 years
Weighted-average discount rate for operating leases	6.1%

The Company’s lease costs for the three and nine months ended September 30, 2020 and 2019 included the following components (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Operating lease cost	$23,538	$25,173	$72,696	$80,041
Variable and short-term lease cost	950	1,343	3,501	4,164
Sublease income	(1,587)	(357)	(4,718)	(357)
Total lease cost	$22,901	$26,159	$71,479	$83,848

As of September 30, 2020, the Company leased aircraft, airport facilities, office space, and other property and equipment under non-cancelable operating leases, which are generally on a long-term, triple-net lease basis pursuant to which the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. The Company expects that, in the normal course of business, such operating leases that expire will be renewed or replaced by other leases, or the property may be purchased rather than leased. The following table summarizes future minimum rental payments primarily related to leased aircraft required under operating leases that had initial or remaining non-cancelable lease terms as of September 30, 2020 (in thousands):

October 2020 through December 2020	$22,393
2021	85,599
2022	76,923
2023	69,419
2024	28,091
Thereafter	98,448
$380,873

The Company is coordinating with its major airline partners on the timing of upcoming fleet deliveries under previously announced deals in response to COVID-19-related schedule reductions. The anticipated future delivery dates are subject to change. As of September 30, 2020, the Company had a firm purchase commitment for 24 E175 aircraft from Embraer, S.A. (“Embraer”) with anticipated delivery dates through 2022.

Subsequent to September 30, 2020, the Company also secured agreements to acquire 21 used CRJ700 aircraft and lease the aircraft under a multi-year term to another regional airline operating for United Airlines. The aircraft purchases are expected to be financed with debt during the three months ended December 31, 2020.

The following table summarizes the Company’s commitments and obligations as noted for each of the next five years and thereafter (in thousands):

	Total	Oct - Dec 2020	2021	2022	2023	2024	Thereafter
Operating lease payments for aircraft and facility obligations	$380,873	$22,393	$85,599	$76,923	$69,419	$28,091	$98,448
Firm aircraft and spare engine commitments	655,906	114,223	139,003	402,680	—	—	—
Interest commitments (1)	541,062	28,777	114,652	99,811	82,790	67,376	147,656
Principal maturities on long-term debt	3,101,657	69,405	387,309	388,152	397,913	351,431	1,507,447
Total commitments and obligations	$4,679,498	$234,798	$726,563	$967,566	$550,122	$446,898	$1,753,551

(1)	At September 30, 2020, the Company had variable rate notes representing only 2.4% of its total long-term debt.

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

As of September 30, 2020, and December 31, 2019, the Company held certain assets that are required to be measured at fair value on a recurring basis. Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of September 30, 2020
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$418,228	$418,228	$—	$—
Marketable securities
Bonds and bond funds	$95,183	$—	$95,183	$—
Commercial paper	308,610	—	308,610	—
	403,793	—	403,793	—
Total assets measured at fair value	$822,021	$418,228	$403,793	$—

	Fair Value Measurements as of December 31, 2019
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$87,206	$87,206	$—	$—
Marketable securities
Bonds and bond funds	$267,243	$—	$267,243	$—
Commercial paper	165,723	—	165,723	—
	432,966	—	432,966	—
Total assets measured at fair value	$520,172	$87,206	$432,966	$—

The Company’s “marketable securities” classified as Level 2 securities primarily utilize broker quotes in a non-active market for valuation of these securities.

The Company did not make any significant transfers of securities between Level 1, Level 2 and Level 3 during the nine months ended September 30, 2020. The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

As of September 30, 2020, and December 31, 2019, the Company classified $403.8 million and $433.0 million of marketable securities, respectively, as short-term since it had the intent to maintain a liquid portfolio and the ability to redeem the securities within one year. As of September 30, 2020, and December 31, 2019, the cost of the Company’s total cash and cash equivalents and available for sale securities was $821.8 million and $520.2 million, respectively.

The fair value of the Company’s long-term debt classified as Level 2 debt was estimated using discounted cash flow analyses, based on the Company’s current estimated incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company’s long-term debt is estimated based on current rates offered to the Company for similar debt and was estimated to be $3.1 billion as of September 30, 2020 and $3.0 billion as of December 31, 2019, as compared to the carrying amount of $3.1 billion as of September 30, 2020 and $3.0 billion as of December 31, 2019.

Note 9 — Long-Term Debt

Long-term debt consisted of the following as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Current portion of long-term debt	$364,193	$367,954
Current portion of unamortized debt issue cost, net	(3,905)	(3,828)
Current portion of long-term debt, net of debt issue costs	$360,288	$364,126

Long-term debt, net of current maturities	$2,737,464	$2,649,569
Long-term portion of unamortized debt issue cost, net	(29,695)	(20,580)
Long-term debt, net of current maturities and debt issue costs	$2,707,769	$2,628,989

Total long-term debt (including current portion)	$3,101,657	$3,017,523
Total unamortized debt issue cost, net	(33,600)	(24,408)
Total long-term debt, net of debt issue costs	$3,068,057	$2,993,115

During the nine months ended September 30, 2020, the Company took delivery of two new E175 aircraft that the Company financed through $36.1 million of long-term debt. The debt associated with the two E175 aircraft has a 12-year term, is due in quarterly installments with fixed annual interest rates of 2.3% and is secured by the E175 aircraft.

During the nine months ended September 30, 2020, in connection with the CARES Act payroll support program, the Company issued to Treasury a promissory note for an aggregate principal amount of $105.2 million and issued warrants to purchase 370,720 shares of the Company’s common stock. The Company has recorded the value of the promissory note and warrants on a relative fair value basis as $105.2 million of long-term debt and $5.0 million in common stock, respectively. These warrants have an exercise price of $28.38 per share and a five-year term from the date of issuance. See Note 2, “Impact of the COVID-19 Pandemic,” for further discussion of the terms of the payroll support program loan and warrants.

Additionally, during the nine months ended September 30, 2020, in connection with the CARES Act, the Company entered into the Loan Agreement with Treasury and the Bank of New York Mellon which permits the Company to borrow up to $573 million. Subsequently, on October 28, 2020, the Company entered into an amendment to the Loan Agreement that permits the Company to borrow up to $725 million in the aggregate. As of September 30, 2020, the Company has drawn $60 million under the agreement and issued warrants to purchase 211,416 shares of the Company’s common stock. The Loan Agreement is secured by aircraft engines and aircraft parts. The Company may, at its option, borrow additional amounts in up to two subsequent borrowings until March 26, 2021. The proceeds will be used for certain general corporate purposes and operating expenses in accordance with the terms and conditions of the Loan Agreement and the applicable provisions of the CARES Act. The Company has recorded the value of the promissory note and warrants on a relative fair value basis as $60 million of long-term debt and $3.2 million in common stock, respectively. These warrants have an exercise price of $28.38 per share and a five-year term from the date of issuance. See Note 2, “Impact of the COVID-19 Pandemic,” for further discussion of the terms of the payroll support program loan and warrants.

As of September 30, 2020, and December 31, 2019, the Company had $64.6 million and $61.7 million, respectively, in letters of credit and surety bonds outstanding with various banks and surety institutions.

As of September 30, 2020, SkyWest Airlines had a $75 million line of credit. The line of credit includes minimum liquidity and profitability covenants and is secured by certain assets. As of September 30, 2020, SkyWest Airlines had no amount outstanding under the facility. However, at September 30, 2020 SkyWest Airlines had $35.2 million in letters of credit issued under the facility, which reduced the amount available under the facility to $39.8 million. The Company obtained waivers under the line of credit to allow the Company to receive funding under the CARES Act and to waive compliance with minimum profitability covenants through June 30, 2021.

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

Stock Sale

Additionally, on January 22, 2019, pursuant to the terms and conditions of the Stock Purchase Agreement, dated as of December 17, 2018, by and among the Company and ManaAir, LLC, a company in which United owns a minority interest (the “Buyer”), the Buyer acquired all of the outstanding shares of capital stock of ExpressJet from the Company for $18.8 million in cash, subject to certain purchase price adjustments (the “Stock Sale,”). To facilitate payment of the purchase price for the Stock Sale, at the closing of the Stock Sale, the Company loaned $26 million to Kair Enterprises, Inc. (the “Borrower”), the majority owner of the Buyer.  Such loan accrues interest at the rate of 6.85% per annum, matures on the last business day of the last month immediately preceding the two-year anniversary of the closing of the Stock Sale and is secured by, among other things, the Borrower’s ownership interests in the Buyer. The Company evaluated the collectability of this loan balance as of September 30, 2020 under Topic 326. See Note 3 - Flying Agreements Revenue and Lease, Airport Services and Other Revenues, Allowances for credit losses for additional information.

Note 11 — Special Items

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

Additionally, during the nine months ended September 30, 2019, the Company incurred $3.4 million of employee severance related costs associated with the sale of ExpressJet that are also reflected in special items. The Company had no special expense items for the nine months ended September 30, 2020.

Note 12 — Investment in Other Companies

During 2019, the Company created a joint venture with Regional One, Inc. (“Regional One”) by investing $22.3 million for a 75% ownership interest in Aero Engines, LLC. (“Aero Engines”). The primary purpose of Aero Engines is to lease engines to third parties. Aero Engines requires unanimous approval from the Company and Regional One for its engine purchases, dispositions, lease agreements with third parties and all other material transactions. The Company determined Aero Engines is a variable interest entity as the Company has a 75% ownership interest in Aero Engines and all material decisions require unanimous approval from the Company and Regional One, resulting in disproportionate ownership rights relative to voting rights. As unanimous approval is required for all Aero Engines’ material activities. Aero Engines has no primary beneficiary. The Company accounts for its investment in Aero Engines under the equity method. The Company’s exposure in its investment in Aero Engines primarily consists of the Company’s portion of income or loss from Aero Engines’ engine lease agreements with third parties and the Company’s ownership percentage in Aero Engines’ engines book value. The Company purchased 15 spare engines and sold the 15 spare engines to Aero

Engines at net book value during 2019. Aero Engines had no debt outstanding as of September 30, 2020. As of September 30, 2020, the Company’s investment balance in Aero Engines was $25.1 million. The Company’s investment in Aero Engines has been recorded in “Other Assets” on the Company’s consolidated balance sheet. The Company’s portion of the income generated by Aero Engines for the nine months ended September 30, 2020 was $1.2 million, which is recorded in “Other Income” on the Company’s consolidated statements of comprehensive income.

Note 13 — Income Taxes

The Company’s effective tax rate for the three months ended September 30, 2020 was 27.2%. The Company’s effective tax rate for the three months ended September 30, 2020 varied from the federal statutory rate of 21.0% primarily due to the provision for state income taxes, the impact of non-deductible expenses and an adjustment to the deferred state tax rate.

The Company’s effective tax rate for the nine months ended September 30, 2020 was 27.1%. The Company’s effective tax rate for the nine months ended September 30, 2020 varied from the federal statutory rate of 21.0% primarily due to the provision for state income taxes, the impact of non-deductible expenses and an adjustment to the deferred state tax rate, partially offset by a $1.4 million discrete tax benefit from excess tax deductions generated from employee equity transactions that occurred during the nine months ended September 30, 2019 and discrete tax benefits related to prior year state income tax filings.

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

Note 14 — Legal Matters

The Company is subject to certain legal actions which it considers routine to its business activities. As of September 30, 2020, the Company’s management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents factors that had a material effect on the results of operations of SkyWest, Inc. (“SkyWest” “we” or “us”) during the three- and nine-month periods ended September 30, 2020 and 2019. Also discussed is our financial condition as of September 30, 2020 and December 31, 2019. You should read this discussion in conjunction with our condensed consolidated financial statements for the three and nine months ended September 30, 2020, including the notes thereto, appearing elsewhere in this Report. This discussion and analysis contains forward-looking statements. Please refer to the section of this Report entitled “Cautionary Statement Concerning Forward-Looking Statements” for discussion of uncertainties, risks and assumptions associated with these statements.

On January 22, 2019, we completed the sale of our former wholly owned subsidiary ExpressJet Airlines, Inc. (“ExpressJet”). Our financial and operating results for the period ended September 30, 2019, contained in this Report, include the financial results of ExpressJet for the respective period, as we concluded that the sale of ExpressJet did not meet the criteria for presentation of discontinued operations.

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

Impact of the COVID-19 Pandemic

COVID-19, which was declared a global health pandemic by the World Health Organization in March 2020, has surfaced in nearly all regions of the world and driven the implementation and continuation of significant, government-imposed measures to prevent or reduce its spread, including travel restrictions, closing of borders, “shelter in place” orders and business closures. Consequently, we and our major airline partners, have experienced an unprecedented decline in the demand for air travel, which has materially and adversely affected our revenues, including our capacity purchase agreements and prorate agreements (as defined below). The continued spread of the virus and the ongoing global pandemic has affected the majority of the domestic and international networks of our major airline partners for whom we conduct flight operations and rely on to set our flight schedules. While the length and severity of the reduction in demand due to COVID-19 is uncertain, we presently expect a continued negative impact on our results of operations at a minimum for the remainder of 2020 and into 2021.

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

Capacity Reductions. Beginning in March 2020, we and our major airline partners experienced an unprecedented decrease in demand for air travel and expect this decline from pre COVID-19 flight levels to continue at a minimum for the remainder of 2020 and into 2021. We depend on our major airline partners to contract with us to schedule flights. Therefore, in response to this decreased demand, we have significantly reduced our capacity. Prior to the COVID-19 pandemic, we anticipated operating approximately 2,600 daily departures in the month of October 2020; however, in October 2020 we operated between approximately 1,600 to 1,700 daily departures as a result of COVID-19-related schedule reductions. We also anticipate similar schedule reductions will likely continue at a minimum throughout the remainder of 2020 and into 2021. The number of daily flights operated by us may not return to pre-COVID-19 levels for the foreseeable future. We will continue to work with our major airline partners regarding future schedules and make further demand-driven adjustments to our capacity as needed. We have removed 38 Canadair CRJ200 regional aircraft (“CRJ200”) that were operating under the SkyWest Airlines Delta Connection Agreement with scheduled contract expirations in 2020 that were not extended as a result of decreased demand as of September 30, 2020, and anticipate removing an additional 17 CRJ200 aircraft during the fourth quarter of 2020. We also terminated our American Prorate Agreement on seven CRJ200 aircraft in the second quarter of 2020 and we may have further reductions in the number of CRJ200 aircraft operating under our prorate agreements. We may receive requests by our major airline partners to defer deliveries of new or used aircraft that were previously scheduled for 2020, 2021 and 2022.

Cost Reductions. With the reduction in revenue, we have, and will continue to implement, cost saving initiatives, including:

●	Reducing employee-related costs including by:
o	Offering voluntary unpaid leave to employees.
o	Suspending all non-scale pay increases.
o	Instituting a company-wide hiring freeze.
●	Delaying non-essential projects and reducing or suspending other discretionary spending.

Liquidity. At September 30, 2020, we had $1,374.8 million in total available liquidity, consisting of $822.0 million in cash and marketable securities, $39.8 million available under SkyWest Airlines’ line of credit and an additional $513.0 million related to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) under our secured loan and guarantee agreement (the “Loan Agreement”) with the U.S. Department of the Treasury (“Treasury”) and the Bank of New York Mellon. Subsequently, on October 28, 2020, Loan Agreement was amended and restated, which increased the amount available to us under the facility by $152 million. See Note 2 “Impact of the COVID-19 Pandemic,” to the condensed consolidated financial statements for more information on the Loan Agreement.

Overview

We have the largest regional airline operations in the United States through our operating subsidiary SkyWest Airlines, Inc. (“SkyWest Airlines”). As of September 30, 2020, SkyWest Airlines offered scheduled passenger service with approximately 1,600 total daily departures under COVID-19 related reduced schedules to destinations in the United States, Canada, Mexico and the Caribbean. Our fleet of Embraer E175 regional jet aircraft (“E175”), Canadair CRJ900 regional jet aircraft (“CRJ900”) and Canadair CRJ700 regional jet aircraft (“CRJ700”) have a multiple-class seat configuration, whereas our CRJ200 aircraft have a single-class seat configuration. As of September 30, 2020, SkyWest Airlines had a total fleet of 577 aircraft, of which 448 were in scheduled service, and 129 aircraft are leased or utilized as summarized below:

	CRJ200	CRJ700	CRJ900	E175	Total
Delta	38	6	39	67	150
United	96	19	—	90	205
American	—	61	—	—	61
Alaska	—	—	—	32	32
Aircraft in scheduled service	134	86	39	189	448
Leased to an un-affiliated entity	4	13	5	—	22
Other*	70	33	4	—	107
Total	208	132	48	189	577

*As of September 30, 2020, these aircraft have been removed from service and are in the process of being placed under a leasing arrangement with a third party, are aircraft transitioning between code-share agreements with our major airline partners and being used as supplemental spare aircraft, are aircraft available for future code-share agreements or are in the process of being parted out.

As of September 30, 2020, approximately 33% of our aircraft in scheduled service was operated for Delta, approximately 46% was operated for United, approximately 14% was operated for American and approximately 7% was operated for Alaska.

Our business model is based on providing scheduled regional airline service under code-share agreements (commercial agreements, typically in the form of capacity purchase agreements or prorate arrangements, each as defined below, between airlines that, among other things, allow one airline to use another airline’s flight designator codes on its flights) with our major airline partners. Our success is principally dependent on our ability to meet the needs of our major airline partners through providing a reliable and safe operation at attractive economics. From September 30, 2019 to September 30, 2020, we added seven new E175 aircraft and 31 used E175 aircraft to our fleet. Additionally, we removed thirteen CRJ700 aircraft and 56 CRJ200 aircraft from scheduled service with 19 of the CRJ200 aircraft returned to the lessor while the other aircraft were temporarily removed from service in response to the COVID-19 schedule reductions, or in transition period between flying contracts with our major partners, or were placed under a lease with a third party.

We are coordinating with our major airline partners on the timing of upcoming fleet deliveries under previously announced deals in response to COVID-19 schedule reductions. The anticipated future delivery dates summarized below are based on currently available information and are subject to change. As of September 30, 2020, we are scheduled to add four new E175 to our capacity purchase agreement with Delta during the fourth quarter of 2020. We also anticipate adding 20 new E175 aircraft with American under a capacity purchase agreement with delivery dates starting in late 2021 and ending in 2022.

Subsequent to September 30, 2020, we secured an agreement to place 20 used CRJ700 aircraft under a multi-year flying contract with American. We will source the aircraft from our existing fleet with aircraft not currently under contract. The aircraft are expected to be placed into service ratably throughout 2021.

As of September 30, 2020, our capacity purchase agreement with Delta included 17 CRJ200 aircraft that are scheduled to expire in increments during the remainder of 2020 which we are not expecting to be extended as a result of the decreased demand caused by the COVID-19 pandemic. We own the 17 CRJ200 aircraft and anticipate parking the 17 CRJ200 aircraft following removal from service. We have no outstanding financing obligations on the 17 owned CRJ200 aircraft.

Due to the uncertainty of obtaining future contract extensions for our CRJ200 aircraft as a result of the COVID-19 pandemic and considering the average age of our CRJ200 fleet is 18 years, we reduced the estimated useful lives of our CRJ200 aircraft to align with each aircraft’s anticipated contract removal dates, which resulted in approximately $20.2 million of incremental depreciation expense during the three months ended September 30, 2020. We anticipate we will incur $8.5 million of additional depreciation expense from October to December 2020 resulting from the shorter estimated useful lives of our owned CRJ200 aircraft.

Historically, multiple contractual relationships with major airlines have enabled us to reduce our reliance on any single major airline code and to enhance and stabilize operating results through a mix of fixed-fee arrangements (referred to as “capacity purchase agreements”) and revenue-sharing arrangements (referred to as “prorate” arrangements). For the nine months ended September 30, 2020, capacity purchase revenue and prorate revenue represented approximately 87.2% and 12.8%, respectively, of our total flying agreements revenue. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on completed block hours (measured from takeoff to landing, including taxi time), flight departures and other operating measures. On prorate routes, our revenue and profitability may fluctuate based on ticket prices and passenger loads and we are responsible for all costs to operate the flight, including fuel.

Third Quarter Summary

Our total operating revenues of $457.5 million for the three months ended September 30, 2020 decreased 39.8% compared to total operating revenues of $760.3 million for the three months ended September 30, 2019. We had net income of $33.7 million, or $0.66 per diluted share, for the three months ended September 30, 2020, compared to net income of $91.3 million, or $1.79 per diluted share, for the three months ended September 30, 2019.

Significant items affecting our financial performance during the three months ended September 30, 2020 are outlined below.

Revenue

The number of aircraft we have in scheduled service and the number of block hours we generate on our flights are primary drivers to our flying agreements revenue under our capacity purchase agreements. The number of flights we operate and the corresponding number of passengers we carry are the primary drivers to our revenue under our prorate flying agreements. From September 30, 2019 to September 30, 2020, we decreased the number of aircraft in scheduled service from 483 aircraft to 448 aircraft, by removing thirteen CRJ700 aircraft, four CRJ900 aircraft and 56 CRJ200 aircraft and adding 38 E175 aircraft. Our completed block hours decreased 40.8% over the same period of 2019 primarily due to a significant reduction in the number of flights we were scheduled to operate under our flying contracts as a result of the COVID-19 pandemic.

Our total revenues decreased $302.8 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019, primarily due to the effects of the COVID-19 pandemic. Additionally, we deferred recognizing revenue on $29.6 million of fixed monthly payments received under our capacity purchase agreements during the three months ended September 30, 2020, as further described under “Results of Operations—Three Months Ended September 30, 2020 and 2019—Operating Revenues.” Since March 2020, the COVID-19 pandemic has had a negative impact on our revenues, especially under our prorate agreements. The number of aircraft operating under our prorate agreements decreased from 68 aircraft as of September 30, 2019 to 47 aircraft as of September 30, 2020, or 30.9%. Additionally, our prorate revenue decreased from $145.8 million for the three months ended September 30, 2019 to $60.8 million for the three months ended September 30, 2020, or 58.3%. The negative impact to our revenues as a result of the COVID-19 pandemic and its associated effects on the travel industry is anticipated to continue at a minimum throughout the remainder of 2020 and may continue through 2021 and subsequent periods.

Operating Expenses

Our total operating expenses decreased $230.9 million for the three months ended September 30, 2020, compared to the three months ended September 30, 2019. This decrease was primarily due to a significant reduction in the number of flights we operated as a result of the COVID-19 pandemic. Additional details regarding the decrease in our operating expenses are described in the section of this Report entitled “Results of Operations.”

Fleet activity

The following table summarizes our fleet scheduled for service as of:

Aircraft in Service	September 30, 2020	December 31, 2019	September 30, 2019
CRJ200s	134	190	190
CRJ700s	86	94	99
CRJ900s	39	43	43
E175s	189	156	151
Total	448	483	483

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

Results of Operations

Three Months Ended September 30, 2020 and 2019

Operational Statistics. The following table sets forth our major operational statistics and the associated percentage changes for the periods identified below:

	For the three months ended September 30,
Block hours by aircraft type:	2020	2019	% Change
E175s	117,342	135,780	(13.6)%
CRJ900s	12,861	31,595	(59.3)%
CRJ700s	45,807	75,612	(39.4)%
CRJ200s	46,551	132,946	(65.0)%
Total block hours	222,561	375,933	(40.8)%

Departures	137,493	219,272	(37.3)%
Passengers carried	4,916,403	11,568,831	(57.5)%
Passenger load factor	54.1%	83.9%	(29.8)	pts
Average passenger trip length (miles)	503	501	0.4%

Operating Revenues

The following table summarizes our operating revenue for the periods indicated (dollar amounts in thousands):

	For the three months ended September 30,
	2020	2019	$ Change	% Change
Flying agreements	$445,048	$738,838	$(293,790)	(39.8)%
Lease, airport services and other	12,445	21,457	(9,012)	(42.0)%
Total operating revenues	$457,493	$760,295	$(302,802)	(39.8)%

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

	For the three months ended September 30,
	2020	2019	$ Change	% Change
Capacity purchase agreements revenue: flight operations	$175,753	$385,537	$(209,784)	(54.4)%
Capacity purchase agreements revenue: aircraft lease and fixed revenue	208,516	207,467	1,049	0.5%
Prorate agreements revenue	60,779	145,834	(85,055)	(58.3)%
Flying agreements revenue	$445,048	$738,838	$(293,790)	(39.8)%

The decrease in “Capacity purchase agreements revenue: flight operations” of $209.8 million was primarily due to schedule reductions experienced in 2020 resulting from the COVID-19 pandemic. Our completed departures decreased 37.3% and completed block hours decreased 40.8% during the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

The increase in “Capacity purchase agreements revenue: aircraft lease and fixed revenue” of $1.0 million was primarily due to incremental lease revenue generated from seven new E175 aircraft added to our fleet and economic improvements made to certain existing capacity purchase agreements since September 30, 2019. This increase in “Capacity purchase agreement revenue: aircraft lease revenue” was partially offset by the deferral of $29.6 million in fixed amount per aircraft revenue. Under our capacity purchase agreements, we are paid a fixed amount per month per aircraft over the contract term. We recognize the fixed amount per aircraft per month proportionately to completed flights, which is our performance obligation. We operated a materially lower number of flights during the three months ended September 30, 2020 from previous levels due to a reduction in flight schedules resulting from the COVID-19 pandemic. We anticipate the future monthly flight levels will increase over the remaining applicable contract terms compared to the three months ended September 30, 2020. Due to the materially reduced flight activity during the three months ended September 30, 2020, and based on an anticipated increase in future monthly flight volumes over the remaining contract terms, we determined the fixed amount per month per aircraft received during the three months ended September 30, 2020 was disproportionately high relative to the volume of flights operated during the three months ended September 30, 2020. Accordingly, we deferred revenue attributed to the fixed amount per month per aircraft received during the three months ended September 30, 2020. Our deferred revenue balance will adjust over the remaining contract terms based on our completed flight levels each period relative to the anticipated average monthly flight levels over the remaining contract terms.

The decrease in prorate agreements revenue of $85.1 million was primarily due to the impact of COVID-19 and the corresponding decrease in prorate passengers during the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

The $9.0 million decrease in lease, airport services and other revenues was primarily related to a decrease in the number of flights at locations where we were contracted to provide airport customer service during the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Operating Expenses

The following table summarizes our operating expenses and interest expense, (collectively, “Total airline expenses") for the periods indicated (dollar amounts in thousands):

	For the three months ended September 30,
	2020	2019	$ Change	% Change
Salaries, wages and benefits	$194,516	$251,414	$(56,898)	(22.6)%
Aircraft maintenance, materials and repairs	150,148	133,521	16,627	12.5%
Depreciation and amortization	121,467	92,795	28,672	30.9%
Airport-related expenses	18,003	27,808	(9,805)	(35.3)%
Aircraft rentals	15,785	17,676	(1,891)	(10.7)%
Aircraft fuel	13,641	31,063	(17,422)	(56.1)%
CARES Act payroll support grant	(190,200)	—	(190,200)	NM
Other operating expenses	59,580	59,577	3	0.0%
Total operating expenses	$382,940	$613,854	$(230,914)	(37.6)%
Interest expense	30,150	31,606	(1,456)	(4.6)%
Total airline expenses	$413,090	$645,460	$(232,370)	(36.0)%

Salaries, wages and benefits. The $56.9 million decrease in salaries, wages and benefits was primarily due to a reduction in scheduled departures and block hours related to the COVID-19 pandemic. Additionally, in response to the COVID-19 pandemic, we have instituted a company-wide hiring freeze, suspended all non-scale pay increases and offered voluntary unpaid leave to our employees.

Aircraft maintenance, materials and repairs. The $16.6 million increase in aircraft maintenance expense was primarily due to an increase in engine maintenance expense on our older CRJ aircraft during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 partially offset by a decrease in routine aircraft maintenance expense generally incurred proportionate to flying levels during the three months ended September 30, 2020.

Depreciation and amortization. The $28.7 million increase in depreciation and amortization expense was primarily due to a reduction in the estimated useful life of our owned CRJ200 fleet that resulted in approximately $20.2 million of incremental depreciation expense during the three months ended September 30, 2020 and due to the acquisition of seven new E175 aircraft and spare engines since September 30, 2019.

Airport-related expenses. Airport-related expenses include airport-related customer service costs such as outsourced airport gate and ramp agent services, airport security fees, passenger interruption costs, deicing, landing fees and station rents (our employee customer service labor costs are reflected in salaries, wages and benefits). The $9.8 million decrease in airport-related expenses was primarily due to a decrease in scheduled departures resulting from the COVID-19 pandemic.

Aircraft rentals. The $1.9 million decrease in aircraft rentals was primarily related to a reduction of our fleet size that was financed through leases from third parties as a result of scheduled lease expirations subsequent to September 30, 2019.

Aircraft fuel. The $17.4 million decrease in fuel cost was primarily due to a reduction in the number of prorate flights we operated and the corresponding decrease in gallons of fuel we purchased and a decrease in our average fuel cost per gallon from $2.69 for the three months ended September 30, 2019 to $1.75 for the three months ended September 30, 2020. We purchase and incur expense for all fuel on flights operated under our prorate agreements. All fuel costs incurred under our capacity purchase agreements are either purchased directly by our major airline partners or purchased by us and reimbursed by our major airline partners, with the direct reimbursement recorded as a reduction to our fuel expense. The following table summarizes the gallons of fuel we purchased under our prorate agreements, for the periods indicated:

	For the three months ended September 30,
(in thousands)	2020	2019	% Change
Fuel gallons purchased	7,785	12,510	(37.8)%
Fuel expense	$13,641	$31,063	(56.1)%

CARES Act payroll support grant. In April 2020, we entered into an agreement with Treasury and received $450.7 million in emergency relief through the CARES Act payroll support program through September 30, 2020, of which $345.5 million was in the form of payroll support grants that are being recognized as a reduction in labor expense over the periods the grants are intended to compensate and $105.2 million was in the form of a ten-year unsecured loan. We recognized $190.2 million as a reduction in labor expense during the three months ended September 30, 2020 and expect to recognize the remaining $3.4 million of the grants from the CARES Act payroll support program as a reduction in expenses by the end of 2020.

Other operating expenses. Other operating expenses primarily consist of property taxes, hull and liability insurance, simulator costs, crew per diem, and crew hotel costs. The increase in other operating expenses was related to an increase in our credit loss reserves of $20 million primarily due to the collectability on a note receivable associated with the Company’s sale of ExpressJet in 2019 that became uncertain as a result of ExpressJet ceasing operations during the three months ended September 30, 2020. The increase to our credit loss reserves were also attributed to reductions in credit ratings on certain entities for which we have outstanding accounts receivable or notes receivable since the adoption of Topic 326. The increase in the credit loss expense was significantly offset by a decrease in other operating expenses as a result from a decrease in the number of scheduled flights related to the COVID-19 pandemic during the three months ended September 30, 2020.

Interest Expense. The $1.5 million decrease in interest expense was related to an overall lower effective interest rate during the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Total airline expenses. The $232.4 million decrease in total airline expenses was primarily related to the COVID-19 pandemic and the related decrease in scheduled departures and block hours during the three months ended September 30, 2020.

Summary of interest income, other income (expense) and provision for income taxes:

Interest income. Interest income decreased $2.1 million, or 60.4%, during the three months ended September 30, 2020, compared to the three months ended September 30, 2019. The decrease in interest income was primarily related to a decrease in interest rates earned on our marketable securities subsequent to September 30, 2019.

Other income (expense), net. Other income primarily consisted of income related to our investment in a joint venture with a third party.

Income taxes. Our provision for income taxes was 27.2% and 23.1% for the three months ended September 30, 2020 and 2019, respectively. The increase in the effective tax rate primarily relates to an adjustment to the deferred state tax rate and a greater impact related to non-deductible expenses for the three months ended September 30, 2020, compared to the three months ended September 30, 2019 as a result of lower pretax earnings for the three months ended September 30, 2020 compared to the same period of 2019.

Net income. Primarily due to the factors described above, we generated a net income of $33.7 million, or $0.66 per diluted share, for the three months ended September 30, 2020, compared to net income of $91.3 million, or $1.79 per diluted share, for the three months ended September 30, 2019.

Nine Months Ended September 30, 2020 and 2019

Operational Statistics. The following table sets forth our major operational statistics and the associated percentage changes for the periods identified below:

	For the nine months ended September 30,
Block hours by aircraft type:	2020	2019	% Change
E175s	311,476	395,776	(21.3)%
CRJ900s	45,214	93,988	(51.9)%
CRJ700s	144,547	224,448	(35.6)%
CRJ200s	204,573	381,892	(46.4)%
Total block hours	705,810	1,096,104	(35.6)%

Departures	427,531	627,799	(31.9)%
Passengers carried	15,583,236	32,566,966	(52.2)%
Passenger load factor	56.7%	82.3%	(25.6)	pts
Average passenger trip length (miles)	495	501	(1.2)%

The operating statistics above exclude ExpressJet’s statistics prior to our sale of ExpressJet in January 2019 as ExpressJet’s impact on our 2019 statistics was not significant.

Operating Revenues

The following table summarizes our operating revenue for the periods indicated (dollar amounts in thousands):

	For the nine months ended September 30,
	2020	2019	$ Change	% Change
Flying agreements	$1,490,912	$2,164,173	$(673,261)	(31.1)%
Lease, airport services and other	46,557	64,199	(17,642)	(27.5)%
Total operating revenues	$1,537,469	$2,228,372	$(690,903)	(31.0)%

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

	For the nine months ended September 30,
	2020	2019	$ Change	% Change
Capacity purchase agreements revenue: flight operations	$674,222	$1,155,814	$(481,592)	(41.7)%
Capacity purchase agreements revenue: aircraft lease and fixed revenue	619,354	621,526	(2,172)	(0.3)%
Prorate agreements revenue	197,336	386,833	(189,497)	(49.0)%
Flying agreements revenue	$1,490,912	$2,164,173	$(673,261)	(31.1)%

The decrease in “Capacity purchase agreements revenue: flight operations” of $481.6 million was primarily due to schedule reductions experienced from the COVID-19 pandemic.

The decrease in “Capacity purchase agreements revenue: aircraft lease and fixed revenue” of $2.2 million was primarily due to the deferral of $98.6 million in fixed amount per aircraft revenue. Under our capacity purchase agreements, we are paid a fixed amount per month per aircraft over the contract term. We recognize the fixed amount per aircraft per month proportionately to completed flights, our performance obligation. We operated a materially lower number of flights during the nine months ended September 30, 2020 from previous levels due to a reduction in flight schedules resulting from the COVID-19 pandemic. We anticipate the future monthly flight levels will increase over the remaining applicable contract terms compared to the nine months ended September 30, 2020. Due to the materially reduced flight activity during the nine months ended September 30, 2020, and based on an anticipated increase in future monthly flight volumes over the remaining contract terms, we determined the fixed amount per month per aircraft received during the nine months ended September 30, 2020 was disproportionately high relative to the volume of flights operated during the nine months ended September 30, 2020. Accordingly, we deferred revenue attributed to the fixed amount per month per aircraft received during the nine months ended September 30, 2020. Our deferred revenue balance will adjust over the remaining contract terms based on our completed flight levels each period relative to the anticipated average monthly flight levels over the remaining contract terms. This decrease in “Capacity purchase agreement revenue: aircraft lease revenue” was partially offset by the incremental lease revenue generated from seven new E175 aircraft added to our fleet and economic improvements made to certain existing capacity purchase agreements since September 30, 2019.

The decrease in prorate agreements revenue of $189.5 million was primarily due to the impact of COVID-19 and the corresponding decrease in prorate passengers during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

The $17.6 million decrease in lease, airport services and other revenues was primarily related to a decrease in the number of flights at locations where we were contracted to provide airport customer service during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Operating Expenses

The following table summarizes our operating expenses and interest expense, (collectively, “Total airline expenses") for the periods indicated (dollar amounts in thousands):

	For the nine months ended September 30,
	2020	2019	$ Change	% Change
Salaries, wages and benefits	$613,895	$752,768	$(138,873)	(18.4)%
Aircraft maintenance, materials and repairs	431,654	376,572	55,082	14.6%
Depreciation and amortization	364,813	272,929	91,884	33.7%
Airport-related expenses	70,192	89,237	(19,045)	(21.3)%
Aircraft rentals	49,537	55,840	(6,303)	(11.3)%
Aircraft fuel	45,875	87,570	(41,695)	(47.6)%
Special items	—	21,869	(21,869)	NM
CARES Act payroll support grant	(342,138)	—	(342,138)	NM
Other operating expenses	167,170	184,634	(17,464)	(9.5)%
Total operating expenses	$1,400,998	$1,841,419	$(440,421)	(23.9)%
Interest expense	91,280	96,884	(5,604)	(5.8)%
Total airline expenses	$1,492,278	$1,938,303	$(446,025)	(23.0)%

Salaries, wages and benefits. The $138.9 million decrease in salaries, wages and benefits was primarily due to a reduction in scheduled departures and block hours related to the COVID-19 pandemic. Additionally, in response to the COVID-19 pandemic, we have instituted a company-wide hiring freeze, suspended all non-scale pay increases and offered voluntary unpaid leave to our employees.

Aircraft maintenance, materials and repairs. The $55.1 million increase in aircraft maintenance expense was primarily due to an increase in direct maintenance costs incurred on a portion of SkyWest Airlines’ CRJ200 and CRJ700 fleet intended to extend the operational performance and reliability of the aircraft and increased engine maintenance expense during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Depreciation and amortization. The $91.9 million increase in depreciation and amortization expense was primarily due to a reduction in the estimated useful life of our owned CRJ200 fleet that resulted in approximately $66.0 million of incremental depreciation expense during the nine months ended September 30, 2020 and due to the acquisition of seven new E175 aircraft and spare engines since September 30, 2019.

Airport-related expenses. Airport-related expenses include airport-related customer service costs such as outsourced airport gate and ramp agent services, airport security fees, passenger interruption costs, deicing, landing fees and station rents (our employee customer service labor costs are reflected in salaries, wages and benefits). The $19.0 million decrease in airport-related expenses was primarily due to a decrease in scheduled departures resulting from the COVID-19 pandemic.

Aircraft rentals. The $6.3 million decrease in aircraft rentals was primarily related to a reduction of our fleet size that was financed through leases from third parties as a result of scheduled lease expirations subsequent to September 30, 2019.

Aircraft fuel. The $41.7 million decrease in fuel cost was primarily due to a reduction in the number of prorate flights we operated and corresponding decrease in gallons of fuel we purchased and a decrease in our average fuel cost per gallon from $2.49 for the nine months ended September 30, 2019 to $1.92 for the nine months ended September 30, 2020. We purchase and incur expense for all fuel on flights operated under our prorate agreements. All fuel costs incurred under our capacity purchase agreements are either purchased directly by our major airline partners or purchased by us and reimbursed by our major airline partners, with the direct reimbursement recorded as a reduction to our fuel expense. The following table summarizes the gallons of fuel we purchased under our prorate agreements, for the periods indicated:

	For the nine months ended September 30,
(in thousands)	2020	2019	% Change
Fuel gallons purchased	23,892	35,108	(31.9)%
Fuel expense	$45,875	$87,570	(47.6)%

Special Items. The $21.9 million special items expense for the nine months ended September 30, 2019 related to a non-cash write-off of $18.5 million in aircraft manufacturer part credits that we forfeited to settle future lease return obligations with the aircraft manufacturer. The $18.5 million of expense was included in the SkyWest Airlines segment. The special items expense also included $3.4 million of expense associated with a cash payout of certain ExpressJet employees stock equity grants as part of the sale of ExpressJet, which was reflected in the ExpressJet segment. We did not have a comparable special items expense during the nine months ended September 30, 2020.

CARES Act payroll support grant. In April 2020, we entered into an agreement with Treasury and received $450.7 million in emergency relief through the CARES Act payroll support program through September 30, 2020, of which $345.5 million was in the form of payroll support grants that are being recognized as a reduction in labor expense over the periods the grants are intended to compensate and $105.2 million was in the form of a ten-year unsecured loan. We recognized $342.1 million as a reduction in labor expense during the nine months ended September 30, 2020 and expect to recognize the remaining $3.4 million of the grants from the CARES Act payroll support program as a reduction in expenses by the end of 2020.

Other operating expenses. Other operating expenses primarily consist of property taxes, hull and liability insurance, simulator costs, crew per diem, and crew hotel costs. The $17.5 million decrease in other operating expenses was primarily related to an increase in our credit loss reserves of $24.2 million primarily due to the collectability on a note receivable associated with the Company’s sale of ExpressJet in 2019 that became uncertain as a result of ExpressJet ceasing operations during the nine months ended September 30, 2020. The increase to our credit loss reserves were also attributed to reductions in credit ratings on certain entities for which we have outstanding accounts receivable or notes receivable since the adoption of Topic 326. The increase in the credit loss expense was significantly offset by a decrease in other operating expenses as a result from a decrease in the number of scheduled flights related to the COVID-19 pandemic during the nine months ended September 30, 2020.

Interest Expense. The $5.6 million decrease in interest expense was related to an overall lower effective interest rate during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019.

Total airline expenses. The $446.0 million decrease in total airline expenses was primarily related to the COVID-19 pandemic and the related decrease in scheduled departures and block hours during the nine months ended September 30, 2020.

Summary of interest income, other income (expense) and provision for income taxes:

Interest income. Interest income decreased $5.4 million, or 49.0%, during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. The decrease in interest income was primarily related to a decrease in interest rates earned on our marketable securities subsequent to September 30, 2019.

Other income (expense), net. During the nine months ended September 30, 2020, we had other income, net of $1.2 million primarily related to income earned from our investment in a joint venture with a third party. During the nine months ended September 30, 2019, we had other income of $47.0 million primarily related to the gain on sale of ExpressJet.

Income taxes. Our provision for income taxes was 27.1% and 23.2% for the nine months ended September 30, 2020 and 2019, respectively. The increase in the effective tax rate primarily relates to an adjustment to the deferred state tax rate and a greater impact related to non-deductible expenses for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019 as a result of lower pretax earnings for the nine months ended September 30, 2020 compared to the same period of 2019.

Net income. Primarily due to the factors described above, we generated net income of $37.9 million, or $0.75 per diluted share, for the nine months ended September 30, 2020, compared to net income of $267.6 million, or $5.19 per diluted share, for the nine months ended September 30, 2019.

Our Business Segments

Three Months Ended September 30, 2020 and 2019

For the three months ended September 30, 2020, we had two reportable segments, which were the basis of our internal financial reporting: SkyWest Airlines and SkyWest Leasing. Our segment disclosure relates to components of our business for which separate financial information is available to, and regularly evaluated by, our chief operating decision maker.

	For the three months ended September 30,
	(dollar amounts in thousands)
	2020	2019	$ Change	% Change
Operating Revenues:
SkyWest Airlines operating revenue	$337,975	$641,947	$(303,972)	(47.4)%
SkyWest Leasing operating revenues	119,518	118,348	1,170	1.0%
Total Operating Revenues	$457,493	$760,295	$(302,802)	(39.8)%
Airline Expenses:
SkyWest Airlines airline expense	$306,009	$563,811	$(257,802)	(45.7)%
SkyWest Leasing airline expense	107,081	81,649	25,432	31.1%
Total Airline Expenses (1)	$413,090	$645,460	$(232,370)	(36.0)%
Segment profit:
SkyWest Airlines segment profit	$31,966	$78,136	$(46,170)	(59.1)%
SkyWest Leasing profit	12,437	36,699	(24,262)	(66.1)%
Total Segment Profit	$44,403	$114,835	$(70,432)	(61.3)%
Interest Income	1,403	3,542	(2,139)	(60.4)%
Other Income, net	405	361	44	12.2%
Consolidated Income Before Taxes	$46,211	$118,738	$(72,527)	(61.1)%
(1)	Total Airline Expenses includes operating expense and interest expense

SkyWest Airlines Segment Profit. SkyWest Airlines block hour production decreased to 222,561, or 40.8%, for the three months ended September 30, 2020, from 375,933 for the three months ended September 30, 2019, primarily related to the reduced demand for air travel due to the COVID-19 pandemic. Significant items contributing to the SkyWest Airlines segment profit are set forth below.

The $304.0 million, or 47.4%, decrease in SkyWest Airlines Operating Revenues for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, was primarily due to the COVID-19 pandemic that negatively impacted prorate revenue by $85.6 million and all other revenue (including capacity purchase agreement revenue) by $218.4 million. Additionally, we deferred recognizing revenue on $29.6 million of fixed monthly payments received under our capacity purchase agreements during the three months ended September 30, 2020.

The $257.8 million, or 45.7%, decrease in SkyWest Airlines Airline Expenses for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, was primarily due to the following factors:

●	SkyWest Airlines’ salaries, wages and benefits expense decreased by $57.0 million, or 22.7%, primarily due to the reduction in scheduled departures and block hours related to the COVID-19 pandemic.

●	SkyWest Airlines’ depreciation and amortization expense increased by $16.3 million, or 37.6%, primarily due to a decrease in the estimated useful life of SkyWest Airlines’ CRJ200 fleet and the related spare engines.

●	SkyWest Airlines’ fuel expense decreased $17.4 million, or 56.1%, primarily due to a decrease in the volume of gallons purchased along with a decrease in the average fuel cost per gallon in 2020 compared to 2019. The average fuel cost per gallon was $1.75 and $2.48 for the three months ended September 30, 2020 and 2019, respectively.

●	SkyWest Airlines recognized $190.2 million as a reduction in labor expense during the three months ended September 30, 2020 from the CARES Act payroll support program.

●	SkyWest Airlines’ remaining airline expenses decreased $13.3 million, or 4.0%, primarily related to a decrease in the number of scheduled flights related to the COVID-19 pandemic during the three months ended September 30, 2020.

SkyWest Leasing Segment Profit. SkyWest Leasing profit decreased $24.3 million during the three months ended September 30, 2020, compared to the three months ended September 30, 2019, primarily related to credit loss reserves recognized on a note receivable associated with the sale of ExpressJet, which ceased operations during the three months ended September 30, 2020 and additional depreciation expense resulting from a shortened estimated useful life of certain CRJ200 spare engines as a result of COVID-19, partially offset by an additional seven new E175 aircraft added to our fleet subsequent to September 30, 2019.

Nine Months Ended September 30, 2020 and 2019

For the nine months ended September 30, 2020 and following the sale of ExpressJet, we had two reportable segments, which were the basis of our internal financial reporting: SkyWest Airlines and SkyWest Leasing. Our segment disclosure relates to components of our business for which separate financial information is available to, and regularly evaluated by, our chief operating decision maker. Our operating segments for the nine months ended September 30, 2019, prior to the sale of ExpressJet, were SkyWest Airlines, ExpressJet and SkyWest Leasing. During 2019, our corporate overhead expense was allocated to the operating expenses of SkyWest Airlines and ExpressJet.

	For the nine months ended September 30,
	(dollar amounts in thousands)
	2020	2019	$ Change	% Change
Operating Revenues:
SkyWest Airlines operating revenue	$1,172,625	$1,854,803	$(682,178)	(36.8)%
ExpressJet operating revenues	—	24,050	(24,050)	(100.0)%
SkyWest Leasing operating revenues	364,844	349,519	15,325	4.4%
Total Operating Revenues	$1,537,469	$2,228,372	$(690,903)	(31.0)%
Airline Expenses:
SkyWest Airlines airline expense	$1,181,999	$1,662,665	$(480,666)	(28.9)%
ExpressJet airline expense	—	28,690	(28,690)	(100.0)%
SkyWest Leasing airline expense	310,279	246,948	63,331	25.6%
Total Airline Expenses (1)	$1,492,278	$1,938,303	$(446,025)	(23.0)%
Segment profit (loss):
SkyWest Airlines segment profit (loss)	$(9,374)	$192,138	$(201,512)	(104.9)%
ExpressJet segment loss	—	(4,640)	4,640	(100.0)%
SkyWest Leasing profit	54,565	102,571	(48,006)	(46.8)%
Total Segment Profit	$45,191	$290,069	$(244,878)	(84.4)%
Interest Income	5,652	11,081	(5,429)	(49.0)%
Other Income, net	1,205	47,367	(46,162)	(97.5)%
Consolidated Income Before Taxes	$52,048	$348,517	$(296,469)	(85.1)%
(1)	Total Airline Expenses includes operating expense and interest expense

SkyWest Airlines Segment Profit. SkyWest Airlines block hour production decreased to 705,810, or 35.6%, for the nine months ended September 30, 2020, from 1,096,104 for the nine months ended September 30, 2019, primarily due to the COVID-19 pandemic. Significant items contributing to the SkyWest Airlines segment profit are set forth below.

The $682.2 million, or 36.8%, decrease in SkyWest Airlines Operating Revenues for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was primarily due to the COVID-19 pandemic that negatively impacted prorate revenue by $189.5 million and all other revenue (including capacity purchase agreement revenue) by $492.7 million. Additionally, we deferred recognizing revenue on $98.6 million of fixed monthly payments received under our capacity purchase agreements during the nine months ended September 30, 2020.

The $480.7 million, or 28.9%, decrease in SkyWest Airlines Airline Expenses for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was primarily due to the following factors:

●	SkyWest Airlines’ salaries, wages and benefits expense decreased by $124.9 million, or 17.0%, primarily due to the reduction in scheduled departures and block hours related to the COVID-19 pandemic.

●	SkyWest Airlines’ aircraft maintenance, materials and repairs expense increased by $60.6 million, or 16.7%, primarily attributable to an increase in maintenance parts expense and direct maintenance costs incurred on a portion of SkyWest Airlines’ CRJ200 and CRJ700 fleet and increased engine maintenance expense during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

●	SkyWest Airlines’ depreciation and amortization expense increased by $46.8 million, or 37.7%, primarily due to a decrease in the estimated useful life of SkyWest Airlines’ CRJ200 fleet and the related spare engines.

●	SkyWest Airlines included special items related to a non-cash write-off of $18.5 million in aircraft manufacturer part credits that we forfeited to settle future lease return obligations with the aircraft manufacturer during the nine months ended September 30, 2019.

●	SkyWest Airlines’ fuel expense decreased $41.7 million, or 47.6%, primarily due to a decrease in the volume of gallons purchased along with a decrease in the average fuel cost per gallon in 2020 compared to 2019. The average fuel cost per gallon was $1.92 and $2.49 for the nine months ended September 30, 2020 and 2019, respectively.

●	SkyWest Airlines recognized $342.1 million as a reduction in labor expense during the nine months ended September 30, 2020 from the CARES Act payroll support program.

●	SkyWest Airlines’ remaining airline expenses decreased $60.9 million, or 8.7%, primarily related to a decrease in the number of scheduled flights related to the COVID-19 pandemic during the nine months ended September 30, 2020.

SkyWest Leasing Segment Profit. SkyWest Leasing profit decreased $48.0 million during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, primarily related to credit loss reserves recognized on a note receivable associated with the sale of ExpressJet, which ceased operations during the three months ended September 30, 2020 and additional depreciation expense resulting from a shortened estimated useful life of certain CRJ200 spare engines as a result of COVID-19, partially offset by an additional seven new E175 aircraft added to our fleet subsequent to September 30, 2019.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash Position and Liquidity. The following table provides a summary of the net cash provided by (used in) our operating, investing and financing activities for the nine months ended September 30, 2020 and 2019, and our total cash and marketable securities positions as of September 30, 2020 and December 31, 2019 (in thousands):

	For the nine months ended September 30,
	2020	2019	$ Change	% Change
Net cash provided by operating activities	$548,703	$582,468	$(33,765)	(5.8)%
Net cash used in investing activities	(261,447)	(305,294)	43,847	(14.4)%
Net cash provided by (used in) financing activities	43,766	(297,649)	341,415	(114.7)%

	September 30,	December 31,
	2020	2019	$ Change	% Change
Cash and cash equivalents	$418,228	$87,206	$331,022	379.6%
Marketable securities	403,793	432,966	(29,173)	(6.7)%
Total cash and marketable securities	$822,021	$520,172	$301,849	58.0%

Cash Flows provided by Operating Activities

Cash flows from operating activities decreased $33.8 million primarily due to a decrease in pretax income for the nine months ended September 30, 2020 compared to the same period of 2019, partially offset by deferred revenue related to the amount of cash received under our capacity purchase agreements in excess of revenue recognized of $98.6 million as of September 30, 2020, an increase in non-cash depreciation expense of $91.9 million for the nine months ended September 30, 2020 compared to the same period of 2019 and other changes in our working capital accounts. Our operating expenses for the nine months ended September 30, 2020, were reduced by $342.1 million of CARES Act payroll support grants. We anticipate recognizing the remaining $3.4 million of payroll support grants during the fourth quarter of 2020.

Cash Flows used in Investing Activities

The $43.8 million decrease in cash used in investing activities was primarily due to a reduction in capital expenditures, which included 74 used CRJ aircraft and five new E175 aircraft during the nine months ended September 30, 2019, compared to the acquisition of four used CRJ700 aircraft and two new E175 aircraft for the nine months ended September 30, 2020. These changes represented a $249.1 million decrease in aircraft purchases and related spare aircraft assets. These decrease in capital expenditures were significantly offset by an increase in long-term receivables from our major airline partners and a net decrease in the sale of marketable securities of $68.2 million. During the nine months ended September 30, 2020, we amended certain debt agreements on our aircraft which temporarily suspended our obligation to make debt service payments for an approximately six-month period. Concurrently, we temporarily suspended required aircraft ownership payments due from our major airline partners under our capacity purchase agreements over the same period. We recorded the suspended required aircraft ownership amounts due from our major airline partners primarily as long-term receivables. Additionally, during the nine months ended September 30, 2019, we received $53.2 million from the sale of ExpressJet.

Cash Flows provided by (used in) Financing Activities

The $341.4 million increase in cash provided by financing activities was primarily related to the additional proceeds from the issuance of long-term debt of $101.4 million and the decrease in principal payments on long-term debt of $174.1 million for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. The decrease in principal payments on long-term debt was primarily related to temporary deferrals on long-term debt payments we received with certain lenders during the nine months ended September 30, 2020. Additionally, during the nine months ended September 30, 2020, we used an additional $26.2 million to purchase treasury shares and make income tax payments towards vested employee equity awards compared to $93.9 million for the nine months ended September 30, 2019.

Liquidity and Capital Resources as of September 30, 2020

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

At September 30, 2020, our total capital mix was 44.7% equity and 55.3% long-term debt, compared to 45.3% equity and 54.7% long-term debt at December 31, 2019.

In September 2020, we entered into the Loan Agreement with Treasury and the Bank of New York Mellon. Which permits us to borrow up to $573 million. Subsequently, on October 28, 2020, the Company entered into an amendment to the Loan Agreement that permits the Company to borrow up to $725 million in the aggregate. As of September 30, 2020, we have borrowed $60 million and may, at our option, borrow additional amounts in up to two subsequent borrowings until March 26, 2021. The proceeds are to be used for certain general corporate purposes and operating expenses in accordance with the terms and conditions of the Loan Agreement and the applicable provisions of the CARES Act. The loan will bear interest at a variable rate per annum equal to the London interbank offer rate divided by one minus the Eurodollar Reserve Percentage (as defined in the Loan Agreement) plus 3.00%. The applicable interest rate for the $60 million loan will be 3.22% per annum through September 15, 2021 at which time the interest rate will reset in accordance with the foregoing formula. In return, we agreed to issue to Treasury warrants to purchase shares of our common stock based on a debt coverage ratio and amounts drawn under the facility. We issued warrants to purchase 211,416 shares of the Company’s common stock to Treasury in conjunction with our $60 million borrowing under the facility. These warrants have an exercise price of $28.38 per share and a five-year term from the date of issuance.

Significant Commitments and Obligations

General

See Note 7, "Leases, Commitments and Contingencies," to the condensed consolidated financial statements for our commitments and obligations for each of the next five years and thereafter.

Purchase Commitments and Options

We are coordinating with our major airline partners and aircraft manufactures on the timing of upcoming fleet deliveries under previously announced deals in response to COVID-19 schedule reductions. The anticipated future delivery dates summarized below are subject to change. As of September 30, 2020, we had a firm purchase commitment for 24 new E175 aircraft from Embraer, S.A. with delivery dates anticipated through 2022.

Subsequent to September 30, 2020, we also secured agreements to acquire 21 used CRJ700 aircraft and lease the aircraft under a multi-year term to another regional airline operating for United Airlines. The aircraft purchases are expected to be financed with debt during the three months ended December 31, 2020.

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

Long-term Debt Obligations

As of September 30, 2020, we had $3.1 billion of long-term debt obligations, including current maturities, primarily related to the acquisition of E175 aircraft. The average effective interest rate on the debt related to such aircraft was approximately 4.0% at September 30, 2020.

Guarantees

We have guaranteed the obligations of SkyWest Airlines under the SkyWest Airlines Delta Connection Agreement and the SkyWest Airlines United Express Agreement for the E175 aircraft. In addition, we have guaranteed certain other SkyWest Airlines obligations under its aircraft financing and leasing agreements.

Seasonality

Our results of operations for any interim period are not necessarily indicative of those for an entire year, since the airline industry is subject to seasonal fluctuations and general economic conditions. Our operations are somewhat favorably affected by increased travel on our prorate routes, historically occurring during the summer months, and unfavorably affected by decreased travel during the months November through February and by inclement weather, which may occasionally or frequently, depending on the severity of the inclement weather in any given winter, result in cancelled flights during the winter months. The COVID-19 pandemic has negatively impacted our summer schedule and we anticipate that it will continue to have a negative impact at a minimum throughout the remainder of 2020 and into 2021. The magnitude of the impact will depend on various factors including passenger demand and the related flight schedules we are requested to operate by our major airline partners under our capacity purchase agreements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

In the past, we have not experienced difficulties with fuel availability and we currently expect to be able to obtain fuel at prevailing prices in quantities sufficient to meet our future needs. Pursuant to our capacity purchase agreements, United, Delta, Alaska and American have agreed to bear the economic risk of fuel price fluctuations on our contracted flights. We bear the economic risk of fuel price fluctuations on our prorate operations. For the nine months ended September 30, 2020, prorate flying arrangements represented approximately 12.8% of our total flying agreements revenue. For illustrative purposes only, we have estimated the impact of the market risk of fuel price fluctuations on our prorate operations using a hypothetical increase of 25% in the price per gallon we purchase. Based on this hypothetical assumption, we would have incurred an additional $11.5 million in fuel expense for the nine months ended September 30, 2020.

Interest Rates

As of September 30, 2020, we had variable rate notes representing 2.4% of our total long-term debt. We currently intend to finance the acquisition of aircraft through manufacturer financing or long-term borrowings. Changes in interest rates may impact the actual cost to us to acquire future aircraft. To the extent we place new aircraft in service under our code-share agreements with Delta, United, American, Alaska or other carriers, our code-share agreements currently provide that reimbursement rates will be adjusted to reflect the interest rates effective at the closing of the respective aircraft financing.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2020, those controls and procedures were effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

During the nine months ended September 30, 2020, we implemented changes to our processes in response to the adoption of Accounting Standards Update No. 2016-13, “Financial Instruments- Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments” (“Topic 326”) that became effective January 1, 2020. The operating effectiveness of these changes will be evaluated as part of our annual assessment of the effectiveness of internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities. As of September 30, 2020, our management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on our financial position, liquidity or results of operations.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, in Part II, Item 1A “Risk Factors” in our Quarterly Report on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, and in our other filings with the SEC, which factors could materially affect our business, financial condition and results of operations. The risks described in our reports filed with the SEC are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K and Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020.

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

The COVID-19 outbreak, along with the measures governments and private organizations worldwide have implemented in an attempt to contain the spread of this pandemic, has resulted in a severe decline in demand for air travel, which has adversely affected our and our major airline partners’ business, operations and financial condition to an unprecedented extent. Measures ranging from travel restrictions, “shelter in place” and quarantine orders, limitations on public gatherings to cancellation of public events have resulted in a precipitous decline in demand for both domestic and international business and leisure travel. In response to this material decrease in demand, our major airline partners, upon whom we depend to contract with us and to set our flight schedules, have drastically reduced their summer capacity in 2020 compared to 2019, and possibly more cuts beyond. We in turn have significantly reduced our capacity. Prior to the COVID-19 pandemic, we anticipated operating approximately 2,600 daily departures in the month of October 2020; however, in October 2020 we operated between approximately 1,600 to 1,700 daily departures as a result of COVID-19-related schedule reductions. We also anticipate similar schedule reductions will likely continue at a minimum throughout the remainder of 2020 and into 2021. We will continue to work with our major airline partners regarding future schedules and make further demand-driven adjustments to our capacity as needed. Additionally, we have removed 38 CRJ200 aircraft that were operating under the SkyWest Airlines Delta Connection Agreement with scheduled contract expirations in 2020 that were not extended as a result of decreased demand as of September 30, 2020 and anticipate removing an additional 17 CRJ200 aircraft during the fourth quarter of 2020. We also terminated our American Prorate Agreement on seven CRJ200 aircraft in the second quarter of 2020 and we may have further reductions in the number of CRJ200 aircraft operating under our prorate agreements. We may have further reductions in the number of CRJ200 aircraft operating under prorate agreements with our other major airline partners throughout 2020 and into 2021. We also may receive requests by our major airline partners to defer deliveries of new or used aircraft that were previously scheduled for 2020, 2021 and 2022. The duration and severity of the COVID-19 pandemic remain uncertain, and there can be no assurance that these actions will suffice to sustain our business and operations through this pandemic.

During the third quarter of 2020, the COVID-19 pandemic had a negative impact on our revenues. The number of aircraft operating under our prorate agreements decreased from 68 aircraft as of September 30, 2019 to 47 aircraft as of September 30, 2020, or 30.9%. Additionally, our prorate revenue decreased from $145.8 million for the three months ended September 30, 2019 to $60.8 million for the three months ended September 30, 2020, or 58.3%. The negative impact to our revenues as a result of the COVID-19 pandemic and its associated effects on the travel industry is anticipated to continue into the fourth quarter of 2020 and into 2021. Additionally, the majority of our code-share agreements set forth minimum levels of flight operations which our major airline partners are required to schedule for our operations and we are required to provide. These minimum flight operating levels are intended to provide a baseline level of expected utilization of aircraft, labor, maintenance facilities and related flight operations support. Historically, our major airline partners have utilized our flight operations at levels which exceed the minimum levels set forth in our code-share agreements; however, the COVID-19 pandemic has caused multiple of our major airline partners to reduce our utilization below the minimum levels. Given the significant impact COVID-19 has had on the airline industry, including our major airline partners, we have waived enforcing such minimum utilization contract provisions during the three months ended September 30, 2020. We may continue to waive the minimum utilization contract provisions prospectively. We may not be able to maintain operating efficiencies previously obtained, which would negatively impact our operating results and financial condition.

On April 23, 2020, SkyWest Airlines entered into a Payroll Support Program Agreement with Treasury with respect to the payroll support program under the CARES Act and received $450.7 million through September 30, 2020. Of the $450.7 million, $345.5 million was a direct grant and $105.2 million was in the form of a ten-year, low interest unsecured term loan. The payroll support program includes certain restrictions, including requirements to maintain certain levels of scheduled service, restrictions on the payment of dividends and the repurchase of our common stock through September 30, 2021, and certain limitations on executive compensation. The substance and duration of these restrictions will materially affect our operations, and we may not be successful in managing these impacts.

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

As of September 30, 2020, we had a total of approximately $3.1 billion in total long-term debt obligations. Substantially all of this long-term debt was incurred in connection with the acquisition of aircraft and engines. We also have significant long-term lease obligations primarily relating to our aircraft fleet. As of September 30, 2020, we had 107 aircraft under operating leases with remaining terms ranging from less than one year to ten years. Future minimum lease payments due under all long-term operating leases were approximately $380.9 million at September 30, 2020. At a 6.1% discount factor, which is the average rate used to approximate the implicit rates within the applicable leases, the present value of these lease obligations was equal to approximately $305.1 million at September 30, 2020. Our high level of fixed obligations could impact our ability to obtain additional financing to support additional expansion plans or divert cash flows from operations and expansion plans to service the fixed obligations.

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

In addition, in response to the travel restrictions, decreased demand and other effects the COVID-19 pandemic has had and is expected to have on our business, we may seek material amounts of additional financial liquidity in the short-term, which may include drawing down on SkyWest Airlines’ line of credit, the issuance of secured debt securities and/or the entry into other debt facilities, among other items. There can be no assurance as to the timing of any such drawdown or issuance, which may be in the near term, or that any such additional financing will be completed on favorable terms, or at all. In addition, we have received financial assistance that is available to the airline industry under the CARES Act, which financial assistance subjects us and our business to certain restrictions, including, but not limited to, requirements to maintain certain levels of scheduled service, restrictions on the payment of dividends and the repurchase of our common stock through September 30, 2021, and certain limitations on executive compensation.

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

ITEM 6. EXHIBITS

4.1	Warrant Agreement, dated as of September 29, 2020, by and between SkyWest, Inc. and the United States Department of the Treasury.
4.2	Form of Warrant (incorporated by reference to Annex B of Exhibit 4.1).
10.1*	Loan and Guarantee Agreement, dated of September 29, 2020, by and among SkyWest Airlines, Inc., the United States Department of the Treasury and the Bank of New York Mellon.
10.2*	Restatement Agreement to the Loan and Guarantee Agreement, dated of October 28, 2020, by and among SkyWest Airlines, Inc., the United States Department of the Treasury and the Bank of New York Mellon.
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer
32.2	Certification of Chief Financial Officer
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Pursuant to Item 601(a)(5) of Regulation S-K promulgated by the Securities and Exchange Commission, certain exhibits and schedules to this agreement have been omitted. Such exhibits and schedules are described in the referenced agreement. The Company hereby agrees to furnish to the Securities and Exchange Commission, upon its request, any or all of such omitted exhibits or schedules.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, to be signed on its behalf by the undersigned, thereunto duly authorized, on November 5, 2020.

SKYWEST, INC.

By	/s/ Robert J. Simmons
Robert J. Simmons
Chief Financial Officer