Form 10-K
period 2020-12-31
SKYWEST INC
filed 2021-02-22
CIK 793733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ⌧

The aggregate market value of the registrant’s common stock held by non-affiliates (based upon the closing sale price of the registrant’s common stock on The Nasdaq Global Select Market) on June 30, 2020 was approximately $1,635,572,360.

As of February 16, 2021, there were 50,344,080 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s proxy statement to be used in connection with the registrant’s 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report as specified. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2020.

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

On January 22, 2019, we completed the sale of ExpressJet. Our financial and operating results for the years ended December 31, 2018 and 2019 contained in this Report, include the financial results of ExpressJet for those respective periods through January 22, 2019, as the sale of ExpressJet did not qualify for presentation of discontinued operations (see Note 3 in the accompanying financial statements).

Cautionary Statement Concerning Forward-Looking Statements

Certain of the statements contained in this Report should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” “hope,” “likely,” and “continue” and similar terms used in connection with statements regarding our outlook, anticipated operations, the revenue environment, our contractual relationships, and our anticipated financial performance. These statements include, but are not limited to, statements regarding the impact of the COVID-19 pandemic on our business, results of operations and financial condition and the impact of any measures, including travel restrictions, taken to mitigate the effect of the pandemic, our future growth and development plans, including our future financial and operating results, our plans, objectives, expectations and intentions and other statements that are not historical facts. Readers should keep in mind that all forward-looking statements are based on our existing beliefs about present and future events outside of our control and on assumptions that may prove to be incorrect. If one or more risks identified in this Report materializes, or any other underlying assumption proves incorrect, our actual results will vary, and may vary materially, from those anticipated, estimated, projected, or intended for a number of reasons, including but not limited to: the uncertainty of the duration, scope and impact of COVID-19; a further spread or worsening of COVID-19; the consequences of the COVID-19 pandemic to global economic conditions, the travel industry and our major airline partners in general and our financial condition and results of operations in particular; the challenges of competing successfully in a highly competitive and rapidly changing industry; developments associated with fluctuations in the economy and the demand for air travel; the financial stability of Delta Air Lines, Inc. (“Delta”), United Airlines, Inc. (“United”), American Airlines, Inc. (“American”) and Alaska Airlines, Inc. (“Alaska”) (each, a “major airline partner”) and any potential impact of their financial condition on our operations; fluctuations in flight schedules, which are determined by the major airline partners for whom SkyWest conducts flight operations; variations in market and economic conditions; significant aircraft lease and debt commitments; residual aircraft values and related impairment charges; the impact of global instability; labor relations and costs; potential fluctuations in fuel costs, and potential fuel shortages; the impact of weather-related or other natural disasters on air travel and airline costs; new aircraft deliveries; and the ability to attract and retain qualified pilots, as well as the other factors described below in Item 1A. Risk Factors.

There may be other factors that may affect matters discussed in forward-looking statements set forth in this Report, which factors may also cause actual results to differ materially from those discussed. Additionally, the risks, uncertainties and other factors set forth above or otherwise referred to in the reports that the Company files with the Securities and Exchange Commission may be further amplified by the global impact of the COVID-19 pandemic. We assume no obligation to publicly update any forward-looking statement to reflect actual results, changes in assumptions or changes in other factors affecting these statements other than as required by applicable law.

ITEM 1. BUSINESS

General

Through SkyWest Airlines, we offer scheduled passenger service to destinations in the United States, Canada, Mexico and the Caribbean. Substantially all of our flights are operated as Delta Connection, United Express, American Eagle or Alaska Airlines flights under code-share arrangements (commercial agreements between airlines that, among other things, allow one airline to use another airline’s flight designator codes on its flights) with Delta, United, American or Alaska, respectively. As of December 31, 2020, we offered approximately 1,770 daily departures, of which approximately 620 were Delta Connection flights, 740 were United Express flights, 260 were American Eagle flights and

150 were Alaska Airlines flights. The number of flights we operated during 2020 was negatively impacted by the COVID-19 pandemic. See the section entitled “Competition and Economic Conditions” below for additional information regarding the COVID-19 impact on our operations.

We generally provide regional flying to our major airline partners under long-term, fixed-fee, code-share agreements. Under these fixed-fee agreements (commonly referred to as “capacity purchase agreements”), our major airline partners generally pay us fixed rates for operating the aircraft primarily based on the number of completed flights, flight time and the number of aircraft under contract. The major airline partners either directly pay for or reimburse us for specified direct operating expenses, including fuel expenses. Our operations are conducted principally at airports that support our major airline partners’ route network, including Chicago (O’Hare), Dallas, Denver, Detroit, Houston, Los Angeles, Minneapolis, Phoenix, Salt Lake City, San Francisco and Seattle.

SkyWest has been flying since 1972. During our long operating history, we have developed an industry-leading reputation for providing quality regional airline service. As of December 31, 2020, we had 601 total aircraft in our fleet, including 452 aircraft in scheduled service under our code-share agreements, summarized as follows:

	CRJ200	CRJ700	CRJ900	E175	Total
Delta	26	6	39	71	142
United	104	19	—	90	213
American	—	65	—	—	65
Alaska	—	—	—	32	32
Aircraft in scheduled service	130	90	39	193	452
Leased to third parties	2	34	5	—	41
Other*	74	30	4	—	108
Total Fleet	206	154	48	193	601

*As of December 31, 2020, these aircraft have been removed from service and are in the process of being placed under a leasing arrangement with a third party, are aircraft transitioning between code-share agreements with our major airline partners and being used as supplemental spare aircraft, are available for future code-share agreements or are in the process of being parted out.

As of December 31, 2020, our fleet scheduled for service consisted of aircraft manufactured by Bombardier Aerospace (“Bombardier”) and Embraer S.A. (“Embraer”) summarized as follows:

Manufacturer	Aircraft Type	Seat Configuration
Bombardier	CRJ900s	70-76
Bombardier	CRJ700s	65-70
Bombardier	CRJ200s	50
Embraer	E175s	70-76

Bombardier and Embraer are the primary manufacturers of regional jets operated in the United States and offer many of the amenities of larger commercial jet aircraft, including flight attendant service, a stand-up cabin, overhead and under seat storage, lavatories and in-flight snack and beverage service. The Bombardier CRJ900 and CRJ700 aircraft and the Embraer E175 (“E175”) aircraft we operate are configured with a first-class seating section. The Bombardier CRJ200 aircraft we operate are configured with single-class seating. The speed of Bombardier and Embraer regional jets is comparable to larger aircraft operated by major airlines, and they have a range of approximately 1,600 miles and 2,100 miles, respectively.

We were incorporated in Utah in 1972. Our principal executive offices are located at 444 South River Road, St. George, Utah 84790, and our primary telephone number is (435) 634-3000. We maintain an internet website at inc.skywest.com, which provides links to our annual, quarterly and current reports and any amendments to those reports filed with or furnished to the Securities and Exchange Commission (“SEC”). The information on our website does not constitute part of this Report. In addition, we provide electronic or paper copies of our SEC filings free of charge upon request.

We conduct our code-share operations with our major airline partners pursuant to the following agreements:

Major airline partner	Agreement
United	“United Express Agreements” and “United Express Prorate Agreement”
Delta	“Delta Connection Agreement” and “Delta Connection Prorate Agreement”
American	“American Agreement”
Alaska	“Alaska Agreement”

A summary of the terms for each of our code-share agreements is provided under the heading “Code-Share Agreements” below on page 7.

SkyWest Leasing

SkyWest Leasing is a reportable segment which includes revenue associated with our financing of new aircraft with debt under our capacity purchase agreements, currently consisting of our E175 dual-class regional jet aircraft, and the depreciation and interest expense of our E175 aircraft. The SkyWest Leasing segment additionally includes the revenue and expense from leasing aircraft and engines to third parties. The SkyWest Leasing segment’s total assets and capital expenditures include the acquired E175 aircraft, and aircraft and engines leased to third parties.

As of December 31, 2020, SkyWest Leasing leased two CRJ200 aircraft, 34 CRJ700 aircraft and five CRJ900 aircraft and regional jet aircraft engines to third parties.

ExpressJet

ExpressJet was a reportable segment prior to our sale of ExpressJet in January 2019. ExpressJet’s operations were conducted principally from airports located in Atlanta, Chicago (O’Hare), Houston, Newark and New York.

Competition and Economic Conditions

The airline industry is highly competitive. SkyWest competes principally with other regional airlines. Our operations extend throughout most major geographic markets in the United States. Our competition includes, therefore, nearly every other domestic regional airline. Our primary competitors include Air Wisconsin Airlines Corporation (“Air Wisconsin”); Endeavor Air, Inc. (“Endeavor”) (owned by Delta); Envoy Air Inc. (“Envoy”), PSA Airlines, Inc. (“PSA”) and Piedmont Airlines (“Piedmont”) (Envoy, PSA and Piedmont are owned by American); Horizon Air Industries, Inc. (“Horizon”) (owned by Alaska Air Group, Inc.); GoJet Airlines, LLC, Mesa Air Group, Inc. (“Mesa”); and Republic Airways Holdings Inc. (“Republic”). Major airlines typically award code-share flying arrangements to regional airlines based primarily upon the following criteria: ability to fly contracted schedules, availability of labor resources, including pilots, low operating cost, financial resources, geographical infrastructure, overall customer service levels relating to on-time arrival and flight completion percentages and the overall image of the regional airline. Additionally, each major airline may be limited in the number and type of regional aircraft it may use in its network due to agreements the major airline has with its own labor groups, commonly referred to in the industry as “scope limitations.” Given our major airline partners’ scope limitations, we currently do not operate a regional aircraft configured with more than 76 seats.

The principal competitive factors for regional airline code-share arrangements include labor resources, code-share agreement terms, reliable flight operations, operating cost structure, ability to finance new aircraft, certification to operate certain aircraft types and geographical infrastructure supporting markets and routes served.

Our operations represent the largest regional airline operations in the United States. However, regional carriers owned by major airlines may have access to greater resources than we do through their parent companies.

Generally, the airline industry is sensitive to changes in general economic conditions. Economic downturns, combined with competitive pressures, have contributed to a number of reorganizations, bankruptcies, liquidations and business combinations among major and regional carriers. The effect of economic downturns may be somewhat mitigated by our predominantly contract-based flying arrangements. If, however, any of our major airline partners experience a prolonged decline in the number of passengers or are negatively affected by low ticket prices or high fuel prices, they may seek rate reductions in future code-share agreements, or materially reduce scheduled flights in order to reduce their costs. In addition, adverse weather conditions can impact our ability to complete scheduled flights and can have a negative impact on our operations and financial condition. Also, major airline scope limitations may restrict growth opportunities for the regional carriers.

Impact of the COVID-19 Pandemic

COVID-19, which was declared a global health pandemic by the World Health Organization in March 2020, has continued to spread around the world and driven the implementation and continuation of significant, government-imposed measures to prevent or reduce its spread, including travel restrictions, closing of borders, “shelter in place” orders and business closures. Consequently, we and our major airline partners have experienced an unprecedented decline in the demand for air travel, which has materially and adversely affected our revenues, particularly under our prorate arrangements (as defined below). The continued spread of the virus and the ongoing global pandemic has affected nearly all of the domestic and international networks of our major airline partners for whom we conduct flight operations and rely on to set our flight schedules. While the length and severity of the reduction in demand due to COVID-19 is uncertain, we presently expect a continued negative impact on our results of operations in 2021 and possibly thereafter.

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

Focus on the Personal Safety of Passengers and Employees. The safety and well-being of our passengers and employees are our priorities in every decision we make. As the COVID-19 pandemic has developed, we have taken numerous steps to help passengers and employees take appropriate safety measures on the ground and in the air in keeping with current Centers for Disease Control and Prevention recommendations, including:

●	Working with our major airline partners to enhance our aircraft cleaning procedures.
●	Working with our major airline partners to provide masks for crewmembers and ensuring that all fleet service personnel have the necessary personal protective equipment for disinfecting the aircraft.
●	Providing a number of options to employees who are diagnosed with COVID-19, including pay protection and extended leave options.
●	Implementing workforce social distancing and protection measures, and enhanced cleaning of our facilities, including training facilities, using methods and products similar to what we are using on our aircraft.

Capacity Reductions. Beginning in March 2020, we and our major airline partners experienced an unprecedented decrease in demand for air travel and expect this decline from pre-COVID-19 flight levels to continue throughout 2021 and possibly thereafter. We depend on our major airline partners to contract with us to operate scheduled flights. Therefore, in response to this decreased demand, we have significantly reduced our capacity.

Prior to the COVID-19 pandemic, we anticipated operating approximately 2,400 to 2,500 daily departures on average during each quarter of 2020. Due to COVID-19 related scheduled reductions, we operated approximately 2,300, 900, 1,500 and 1,700 average daily departures during the three months ended March 31, June 30, September 30 and December 31, 2020, respectively. We anticipate the number of daily scheduled flights we operate may not return to pre-COVID-19 levels by the end of 2021. We continue to work with our major airline partners regarding future schedules and make further demand-driven adjustments to our capacity as needed.

During 2020, we removed 55 CRJ200 regional aircraft from the SkyWest Airlines Delta Connection Agreement. These 55 aircraft had scheduled contract expirations in 2020 and were not extended due to decreased demand. We also terminated our American Prorate Agreement on seven CRJ200 aircraft in the second quarter of 2020 and we may have further reductions in the number of CRJ200 aircraft operating under our prorate agreements with our other major airline partners. These 62 CRJ200 aircraft removed from the aforementioned Delta and American agreements were fully depreciated upon removal from service and had no outstanding financing. We may receive requests by our major airline partners to defer deliveries of new or used aircraft that were previously scheduled for delivery in 2021 and 2022.

Cost Reductions. With the reduction in revenue, we have, and may continue to implement, cost saving initiatives, including:

●	Reducing employee-related costs including by:
o	Offering voluntary unpaid leave to employees.
o	Temporarily suspending all non-scale pay increases.
o	Temporarily instituting a company-wide hiring freeze.
o	Furloughed various employees in administrative and overhead positions.
●	Delaying non-essential projects and reducing or suspending other discretionary spending.

Although future passenger demand in 2021 and beyond is currently uncertain, given the directional increases in our scheduled flight levels from April 2020 through January 2021, we believe it is an important long-term strategy to retain our pilots, flight attendants and mechanics when reasonably possible, to enhance our ability to respond to increased demand from our major airline partners in 2021. We will continue to evaluate our labor strategy in 2021.

Liquidity. At December 31, 2020, we had $1,530.4 million in total available liquidity, consisting of $825.9 million in cash and marketable securities, $39.5 million available under SkyWest Airlines’ line of credit and an additional $665.0 million related to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) under our secured loan and guarantee agreement (the “Treasury Loan Agreement”) with the U.S. Department of the Treasury (“Treasury”). See Note 2 “Impact of the COVID-19 Pandemic,” to the consolidated financial statements for more information on the Treasury Loan Agreement.

Industry Overview

Majors, Low-Cost Carriers and Regional Airlines

The airline industry in the United States has traditionally been comprised of several major airlines, including Alaska, American, Delta and United. The major airlines offer scheduled flights to most major U.S. cities, numerous smaller U.S. cities, and cities throughout the world through a hub and spoke network.

Low-cost carriers, such as Southwest Airlines Co. (“Southwest”) and JetBlue Airways Corporation (“JetBlue”), generally have lower cost structures than major airlines, which permits them to offer flights to and from many of the same markets as the major airlines, but at lower prices. Low-cost carriers typically operate using a point-to-point network strategy, rather than a hub and spoke network.

Regional airlines, including SkyWest, typically operate smaller aircraft on shorter routes than major and low-cost carriers. Several regional airlines, including Endeavor, Envoy, Horizon, Piedmont and PSA, are wholly-owned subsidiaries of major airlines.

Regional airlines generally do not try to establish an independent route system and compete with the major airlines. Rather, regional airlines typically enter into agreements with one or more major airlines, pursuant to which the regional airline agrees to use its smaller, lower-cost aircraft to carry passengers booked and ticketed by the major airline between a hub of the major airline and a smaller outlying city. In exchange for such services, the major airline pays the regional airline either fixed fees to operate the flight, termed “capacity purchase agreement,” “capacity purchase contract,” “contract” or “fixed-fee” flights, or the regional airline receives a percentage of applicable passenger ticket revenues on designated flights operated by the regional airline, termed “prorate” or “revenue-sharing” flights, as described in more detail below.

Code-Share Agreements

Regional airlines generally enter into code-share agreements with major airlines, pursuant to which the regional airline is authorized to use the major airline’s two-letter flight designator codes to identify the regional airline’s flights and fares in the central reservation systems, to paint its aircraft with the colors and/or logos of the major airline and to market and advertise its status as a carrier for the major airline. Code-share agreements also generally obligate the major airline to provide services such as reservations, ticketing, ground support and gate access to the regional airline, and the major airline often coordinates marketing, advertising and other promotional efforts. In exchange, the regional airline provides a designated number of low-capacity (usually between 50 and 76 seats) flights between larger airports served by the major airline and surrounding cities, usually in lower-volume markets. The financial arrangements between the regional airlines and their code-share partners usually involve either capacity purchase arrangements or prorate arrangements as explained below:

●	Capacity Purchase Arrangements. Under a capacity purchase arrangement (also referred to as a “capacity purchase agreement,” “capacity purchase contract,” “flying contract,” “fixed-fee arrangement,” or a “fixed-fee contract,”), the major airline generally pays the regional airline a fixed-fee for each departure, flight hour (measured from takeoff to landing, excluding taxi time) and block hour (measured from takeoff to landing, including taxi time), and an amount per aircraft in service each month with additional incentives based on completion of flights, on-time performance and other operating metrics. The regional airline typically acquires or finances the aircraft used under the capacity purchase arrangement, which is accounted for as a lease of the aircraft to our major airline partner. In addition, under a capacity purchase arrangement, the major airline bears the risk of fuel price fluctuations and certain other costs. Regional airlines benefit from capacity purchase arrangements because they are protected from some of the elements that typically cause volatility in airline financial performance, including variations in ticket prices, number of passengers onboard each flight and increasing fuel prices. However, regional airlines in capacity purchase arrangements generally do not benefit from positive trends in ticket prices, ancillary revenue, such as baggage and food and beverage fees, the number of passengers enplaned or decreasing fuel prices, because the major airlines retain passenger fare volatility risk and fuel costs associated with the regional airline flight.
●	Prorate Arrangements. Under a prorate arrangement (also referred to as a “prorate agreement” or “revenue-sharing” arrangement), the major airline and regional airline negotiate a passenger fare proration formula for specifically identified routes, pursuant to which the regional airline receives a percentage of the ticket revenues for those passengers traveling for one portion of their trip on the regional airline and the other portion of their trip on the major airline. On the other hand, the regional airline receives all of the passenger fare when a passenger purchases a ticket on a route solely operated by the regional airline. Substantially all costs associated with the regional airline flight are borne by the regional airline. In a prorate arrangement, the regional airline may realize increased profits as ticket prices and passenger loads increase or fuel prices decrease and, correspondingly, the regional airline may realize decreased profits as ticket prices and passenger loads decrease or fuel prices increase.

We have code-share agreements with Delta, United, American and Alaska. During the year ended December 31, 2020, approximately 87% of our flying agreements revenue related to capacity purchase agreement flights, where Delta, United, American and Alaska controlled scheduling, ticketing, pricing and seat inventories. The remainder of our flying agreements revenue during the year ended December 31, 2020 related to prorate flights for Delta, United or American, where we controlled scheduling, pricing and seat inventories, and shared passenger fares with Delta, United or American according to prorate formulas. We ceased operating under a prorate agreement with American during the 2020 calendar year. The routes placed under our prorate arrangements typically include flight service between one of our partners’ hub cities and a city not served under our capacity purchase arrangements.

Under our capacity purchase arrangements, our major airline partners compensate us for our costs of owning or leasing the aircraft on a monthly basis. The aircraft compensation structure varies by agreement but is intended to cover either our aircraft principal and interest debt service costs, our aircraft depreciation and interest expense or our aircraft lease expense costs while the aircraft is under contract. The number of aircraft under our capacity purchase arrangements and our prorate arrangements as of December 31, 2020 is reflected in the summary below. The following summaries of our code-share agreements with our major airline partners do not purport to be complete and are qualified in their entirety by reference to the applicable agreement.

Delta Connection Agreements

Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
Delta Connection Agreement (capacity purchase arrangement)	● E175 ● CRJ 900 ● CRJ 700	71 39 6	● Individual aircraft have scheduled removal dates from 2021 to 2030 ● The average remaining term of the aircraft under contract is 5.7 years
Delta Connection Prorate Agreement (prorate arrangement)	● CRJ 200	26	● Terminable with 30-day notice

United Express Agreements

Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
United Express Agreements (capacity purchase arrangement)	● E175 ● CRJ 700 ● CRJ 200	90 19 70	● Individual aircraft have scheduled removal dates under the agreement between 2022 and 2029 ● The average remaining term of the aircraft under contract is 4.9 years
United Express Prorate Agreement (prorate arrangement)	● CRJ 200	34	● Terminable with 120-day notice

American Capacity Purchase Agreement

Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
American Agreement (capacity purchase arrangement)	● CRJ 700	65	● Individual aircraft have scheduled removal dates from 2022 to 2026 ● The average remaining term of the aircraft under contract is 3.3 years

Alaska Capacity Purchase Agreement

Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
Alaska Agreement (capacity purchase arrangement)	● E175	32	● Individual aircraft have scheduled removal dates from 2027 to 2030 ● The average remaining term of the aircraft under contract is 8.2 years

In addition to the aircraft operating under the respective arrangements outlined above, SkyWest Airlines has agreed with its major airline partners to place additional aircraft under a capacity purchase arrangement as summarized below. We are coordinating with our major airline partners to optimize the timing of upcoming fleet deliveries in response to COVID-19 and the delivery timing referenced below is subject to change.

●	Capacity purchase agreement with American for 20 new E175 aircraft. Aircraft deliveries are anticipated to begin in the third quarter of 2021 and continue into 2022. All 20 E175s are expected to be placed into service in 2022. We anticipate financing the aircraft through debt.

●	Capacity purchase agreement with American for 25 used CRJ700 aircraft. The aircraft are anticipated to be placed into service throughout 2021. We anticipate using CRJ700s we already possess that are not currently under contract with a major airline partner to fulfill this agreement. Following the placement of these 25 CRJ700s, we are scheduled to have a total of 90 CRJ700s under a capacity purchase agreement with American.

●	Capacity purchase agreement with Delta for one new CRJ900 aircraft. The aircraft is anticipated to be placed into service in 2021 and Delta is expected to finance this aircraft.

Delta Connection Agreements

We and Delta are parties to a Delta Connection Agreement (the "Delta Connection Agreement"), pursuant to which we provide contract flight services for Delta.

The Delta Connection Agreement has a latest scheduled termination date of 2030. The Delta Connection Agreement is subject to early termination in various circumstances, including:

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

United Express Agreements

We and United are parties to two United Express agreements: a United Express agreement to operate certain CRJ200 aircraft and CRJ700 aircraft, and a United Express agreement to operate E175 aircraft (collectively, the “United Express Agreements”).

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

American Agreement

We and American are parties to an agreement (the “American Agreement”) for the operation of CRJ700 aircraft. The American Agreement for CRJ700 aircraft is scheduled to terminate in 2026 and is subject to early termination in various circumstances including:

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

Alaska Agreement

We and Alaska are parties to a Capacity Purchase Agreement (the “Alaska Agreement”) for the operation of E175 aircraft. Each aircraft placed under the agreement has a 12-year term and the last aircraft placed into service with

Alaska is scheduled to terminate in 2030. The Alaska Agreement is subject to early termination in various circumstances including:

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

Fuel

Our capacity purchase agreements with Delta, United, American and Alaska require the respective major airline partner to pay for fuel costs, either directly to the fuel vendor or reimburse us for the fuel costs we incur under those agreements, thereby reducing our exposure to fuel price fluctuations. Under our prorate agreements with Delta and United, we are responsible for the costs to operate the flights, including fuel costs, and therefore we are exposed to fuel price fluctuations for flights operated under our prorate agreements. During the year ended December 31, 2020, United, Delta and American purchased the majority of the fuel for our aircraft flying under their respective capacity purchase agreements directly from their fuel vendors. Historically, we have not experienced problems with the availability of fuel and believe we will be able to obtain fuel in quantities sufficient to meet our existing and anticipated future requirements at competitive prices. Standard industry fuel purchase contracts generally do not provide protection against fuel price increases, nor do they ensure availability of supply. We typically purchase fuel from third-party suppliers for our prorate agreements. A substantial increase in the price of jet fuel for flights we operate under our prorate agreements, or the lack of adequate fuel supplies in the future, could have a material adverse effect on our business, financial condition, results of operations or liquidity.

Human Capital Resources

Employee Profile

As of December 31, 2020, we employed 12,502 full-time equivalent employees, consisting of 5,090 pilots, 3,834 flight attendants, 961 airport operations personnel, 1,269 mechanics, 777 other maintenance personnel, 162 dispatchers and 409 operational support and administrative personnel. All our employees are employed by SkyWest Airlines. Certain SkyWest Airlines employees also provide administrative support to the SkyWest Leasing segment. Approximately 90.5% of these employees were represented by in-house labor associations that have entered into collective bargaining agreements regarding employee compensation and work rules. None of these employees are currently represented by an outside union. Outside union organizing efforts among our employees do occur from time to time and may continue in the future. If unionization efforts are successful, we may be subjected to increased risks of work interruption or stoppage and/or incur additional expenses associated with a change in labor representation of our employees. SkyWest Airlines has never experienced a work stoppage due to a strike or other labor dispute, and we consider our relationships with our employees to be good.

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

Health & Safety

Safety is the primary focus and foundation of culture with our first guiding principle being Health and Safety First. We expect our employees to think, plan communicate and act appropriately to prevent injury, illness or harm to themselves, fellow employees, passengers and aircraft. In response to the COVID-19 pandemic SkyWest launched various programs and initiatives to enhance the health and safety for employees, including:

●	Enhanced cleaning and sanitization protocols across all aircraft and facilities
●	Establishing social distancing procedures for employees
●	Implementing mask requirement protocols
●	Providing gloves, masks and other personal protective equipment and cleaning supplies
●	Requiring daily health assessments for on-duty employees
●	Implementing protocols to address COVID-19 cases and potential exposure
●	Adding work-from-home flexibility for administrative employees
●	Regular, ongoing communication regarding impacts of the COVID-19 pandemic, including health and safety protocols and procedures

We have also implemented a Safety Management System (“SMS”) that is designed to identify, track and help mitigate potential safety risks before an incident or accident occurs. Our employees receive required SMS training to stay current with all SMS resources provided by our safety department. Employees are encouraged to participate in our voluntary programs to report potential safety concerns or violations to reduce safety risk, including, but not limited to our Aviation Safety Action Program and Safety Concern Report.

●	Aviation Safety Action Program is a non-punitive program that allows employees in participating work groups to self-disclose violations of policies and procedures. Each report is reviewed by an Event Review Committee who helps identify any potential trends and whether corrective actions have been put into place to prevent the problem from occurring in the future.

●	Safety Concern Report is a confidential program that allows all employees to identify potential safety risks within the operation. Each is reviewed and investigated, as needed, by the Safety and Quality Department. Employees may also report safety concerns to their direct manager, the facility manager, a facility safety committee member or confidentially through our safety hotline.

Attracting, Developing and Retaining Talent

Recruitment Strategies

We strive to be the employer of choice for aviation professionals pursuing a career in the regional airline industry and we continually update our recruiting strategies to attract quality aviation professionals. We adapt our recruitment efforts based on the supply of eligible aviation professionals and our outlook for anticipated future flight schedules. Our recruiting focus generally targets key aviation technical roles, especially pilots and mechanics. We seek qualified individuals through publishing all positions on both internal and external career websites, supporting professional development leads, investment in targeted advertising, social media outreach, employee referrals and relationships with community-based organizations and educational institutions.

School Partnerships and Development

We maintain relationships with numerous flight schools and educational institutions across the country that are focused on developing the next generation of aviation professionals. We typically recruit pilots and maintenance technicians that have completed required coursework from an accredited flight or maintenance school, respectively, and have obtained other applicable certifications. We also provide other programs to enhance our recruiting efforts towards individuals who are in process of completing their training, including a Pilot Pathway Program and a Maintenance Apprentice Program.

●	The SkyWest Pilot Pathway Program provides a direct path for qualified pilots seeking to begin their aviation career in the regional airline industry. Participants benefit from the SkyWest Pilot Pathway Program through accelerated starting seniority at SkyWest, final interview privileges and access to pilot mentors. The Pilot Pathway Program allows students to remain at their campus to complete their flight training until they meet SkyWest's Airline Transport Pilot standards and achieve their required minimum hours of flight time. Each participant may also participate in SkyWest recruiting events and outreach programs on their way to fulfilling commercial pilot jobs.

●	The SkyWest Maintenance Apprentice Program provides a career path for maintenance technicians seeking employment with SkyWest. Participants benefit from the SkyWest Maintenance Apprentice Program through accelerated starting seniority at SkyWest, guaranteed final interview and access to mechanic advisors.

On-going Training and Retention

SkyWest invests in retaining its professionals by providing a range of talent development opportunities, including mandatory compliance training, new hire training and general professional development, as well as engaging in the training of leaders through leadership development courses. Our training programs include full-motion flight simulators for pilots and cabin trainers for flight attendants. We also reinforce our guiding principles, including but not limited to, health and safety, excellent service and quality, and respect and teamwork through our training and development programs, as well as through our employee appreciation and recognition programs.

Diversity & Inclusion

Our approach is to hire the best qualified individuals, regardless of race, religion, gender, national origin, disability, sexual orientation or similar classifications. We believe every employee brings unique education, skills and life experiences to SkyWest that supplement our ability to achieve our commitment to excellence to our customers and passengers. As part of SkyWest’s commitment to diversity, we have:

●	Organized an Inclusion Council made up of frontline employees who work directly with the executive team to continue enhancing SkyWest’s culture of respect and inclusion.
●	Developed required training for all employees, which reviews our company policies, provides opportunities to apply policy to real-world examples, and reaffirms our commitment to diversity and inclusion.
●	Created ongoing opportunities to highlight employees from different cultures throughout the year on internal and external websites.

Total Rewards

SkyWest Airlines operates in a customer-focused, team-based environment and provides opportunities for dedicated individuals develop their career while receiving competitive compensation, benefits, and rewards. Our employees receive several compensation benefits, including but not limited to:

●	Competitive wages and incentives based on our operating performance goals,

●	Multiple insurance options including health care, disability coverage, and life insurance coverage,
●	Access to a 401(k) plan with matching contributions and an employee stock purchase plan,
●	Employee assistance programs that provide confidential counseling or psychiatric care,
●	A variety of resources that promote scheduling flexibility with paid time away from work, and
●	Space-available travel privilege programs for employees and eligible family members through our major airline partner programs.

Employee Reporting

Our Code of Conduct contains general guidelines for conducting business in an ethical manner. We are committed to a working environment that is safe and supports open and honest communication. We have established a reporting system for any SkyWest employee to report a violation of company policy including harassment, discrimination, drug and alcohol use, questionable financial practice, or a breach involving safety or security. A general grievance may also be filed even if an employee has already utilized their chain of command or chooses to remain anonymous. Reports can be filed using a toll-free ethics and grievance hotline or by using on online reporting system on SkyWest’s intranet.

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

We believe SkyWest is in compliance in all material respects with FAA regulations and holds all operating and airworthiness certificates and licenses which are necessary to conduct our operations. We maintain current certifications and otherwise comply with the laws, rules and regulations to which we are subject. Our flight operations, maintenance programs, recordkeeping and training programs are conducted under FAA approved procedures. All air carriers operating in the United States are required to comply with federal laws and regulations pertaining to noise abatement and engine emissions. All such air carriers are also subject to certain provisions of the Federal Communications Act of 1934, as amended, because of their extensive use of radio and other communication facilities. SkyWest is also subject to certain federal and state laws relating to protection of the environment, labor relations and equal employment opportunity. We believe SkyWest is in compliance in all material respects with these laws and regulations.

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

As the largest regional airline in the United States, we remain committed to lowering our environmental footprint while continuing to offer the best service to our customers and the communities we serve. Our board of directors has oversight of our environment-related performance. Through the use of software and training, we heavily monitor and manage our fuel trends and fuel consumption which leads to better fuel conservation and reductions in emissions. When possible, we try to mitigate the use of fuel, including by taxiing with the use of a single engine, taking steps to improve the efficiency of aircraft routing and using ground power when the plane is parked at the gate. We participate with our major airline partners in recycling programs, and we have implemented recycling initiatives in our facilities to reduce the amount of paper, plastic and other recyclables going to landfills. We have worked aggressively to reduce our reliance on paper manuals and have converted, or are in the process of converting, our manuals and our maintenance logs into electronic form, further eliminating unnecessary waste while increasing efficiencies.

Safety and Security

We are committed to the safety and security of our passengers and employees. We have taken many steps, both voluntarily and as mandated by governmental authorities, to increase the safety and security of our operations. Some of the safety and security measures we have taken with our major airline partners include: aircraft security and surveillance, aircraft cleaning procedures, positive bag matching procedures, enhanced passenger and baggage screening and search procedures, and securing of cockpit doors. We are committed to complying with future safety and security requirements.

Insurance

We maintain insurance policies we believe are of types customary in the industry and in amounts we believe are adequate to protect against material loss. These policies principally provide coverage for public liability, passenger liability, baggage and cargo liability, property damage, including coverage for loss or damage to our flight equipment, and workers’ compensation insurance.

Seasonality

Our results of operations for any interim period are not necessarily indicative of those for the entire year, in part because the airline industry is subject to seasonal fluctuations and changes in general economic conditions. Our operations are somewhat favorably affected by pleasure travel on our prorate routes, historically contributing to increased travel in the summer months, and are unfavorably affected by decreased business travel during the months from November through January and by inclement weather which can result in cancelled flights, principally during the winter months. Additionally, a significant portion of our capacity purchase arrangements is based on completing flights and we typically have more scheduled flights during the summer months. We generally experience a significantly higher number of weather cancellations during the winter months, which negatively impacts our revenue during such months.

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

Risks That May Disrupt Our Operations

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

In March 2020, the World Health Organization declared COVID-19 a global health pandemic. COVID-19 is present in nearly all regions around the world and has resulted in travel restrictions and business slowdowns or shutdowns in affected areas. As a result, the United States government implemented various domestic and international travel advisories and has also implemented enhanced screenings, mandatory quarantine requirements and other travel restrictions in connection with the COVID-19 pandemic. Many foreign and U.S. state governments have instituted similar measures and declared states of emergency.

The COVID-19 outbreak, along with the measures governments and private organizations worldwide have implemented in an attempt to contain the spread of this pandemic, has resulted in a severe decline in demand for air travel, which has adversely affected our and our major airline partners’ business, operations and financial condition to an unprecedented extent. Measures ranging from travel restrictions, “shelter in place” and quarantine orders, limitations on public gatherings to cancellation of public events have resulted in a precipitous decline in demand for both domestic and international business and leisure travel. In response to this material decrease in demand, our major airline partners, upon whom we depend to contract with us and to set our flight schedules, have drastically reduced their capacity in 2020 compared to 2019. We in turn have significantly reduced our capacity. We also anticipate schedule reductions below our 2019 flight levels will likely continue in 2021 and may continue thereafter. We will continue to work with our major airline partners regarding future schedules and make further demand-driven adjustments to our capacity as needed. The duration and severity of the COVID-19 pandemic remain uncertain, and there can be no assurance that these actions will suffice to sustain our business and operations through this pandemic.

During 2020, the COVID-19 pandemic had a negative impact on our revenues. Our total revenue decreased from $2,972.0 million for the year ended December 31, 2019 to $2,127.1 million for the year ended December 31, 2020, or 28.4%. Our total block hours on flights we operated decreased from 1.46 million for the year ended December 31, 2019 to 0.97 million for the year ended December 31, 2020, or 33.5%. Our prorate revenue, which is derived from passenger fares on flights we operate under our prorate agreements, decreased from $521.0 million for the year ended December 31, 2019 to $268.9 million for the year ended December 31, 2020, or 48.4%. The number of aircraft operating under our prorate agreements decreased from 67 aircraft as of December 31, 2019 to 60 aircraft as of December 31, 2020, or 10.4%. The negative impact to our revenues due to the COVID-19 pandemic and its associated effects on the travel industry is anticipated to continue into 2021 and potentially thereafter. Due to the materially reduced flight activity during 2020 from historical levels and based on anticipated increases in future monthly flight volumes over the remaining capacity purchase agreements term, we determined the fixed monthly cash payments per aircraft we received during 2020 was disproportionately high relative to the number of flights we operated during 2020. Accordingly, we deferred recognizing revenue of $110.7 million of fixed monthly cash payments we received under our capacity purchase agreements during 2020. Our deferred revenue related to the fixed payments will adjust over the remaining contract term for each capacity purchase agreement based on the number of flights we complete each reporting period relative to the number of flights we anticipate completing over the remaining contract term of each capacity purchase agreement. The deferred revenue balance applicable to each contract will be recorded as revenue by the end of each respective contract term. Additionally, the majority of our capacity purchase agreements set forth an expectation of minimum levels of flight operations which our major airline partners are expected to schedule for our operations and we are expected to provide. These minimum flight operating levels are intended to provide a baseline expectation for aircraft utilization, which allows us to plan for labor requirements, maintenance facilities and related flight operations support. Historically, our major airline partners have scheduled our aircraft utilization which meet or exceed the minimum levels set forth in our code-share agreements; however, the COVID-19 pandemic has caused multiple of our major airline partners to reduce our utilization below the minimum expected levels for portions of 2020. In the event our fleet utilization does not return to pre-COVID levels, we may not be able to maintain operating efficiencies previously obtained, which would negatively impact our operating results and financial condition.

On April 23, 2020, SkyWest Airlines entered into a Payroll Support Program Agreement with Treasury that provides certain payroll support relief payments under the CARES Act, under which we received $450.7 million through December 31, 2020. Additionally, on January 15, 2021 SkyWest Airlines entered into a Payroll Support Program Extension Agreement with Treasury under the Consolidated Appropriations Act, 2021 (the “2021 Appropriations Act”) that provides similar payroll support relief payments, under which SkyWest Airlines expects to receive approximately $233.1 million, of which SkyWest Airlines received $116.5 in January 2021 and expects to receive the remaining balance in February 2021. Of the combined $683.8 million expected to be received under the Payroll Support Program Agreement and Payroll Support Program Extension Agreement, approximately $145.1 million was in the form of a ten-year unsecured term loan. The payroll support programs include certain restrictions, including requirements to maintain certain levels of scheduled service, restrictions on the payment of dividends and the repurchase of our common stock through October 1, 2022, and certain limitations on executive compensation. There is no assurance that we will receive additional payroll support from Treasury.

Additionally, during 2020 SkyWest Airlines entered into a secured loan and guarantee agreement with Treasury (the “Treasury Loan Agreement”), which permits us to borrow up to $725 million under a five-year term. We have through May 28, 2021 to increase our borrowings under the Treasury Loan Agreement up to the permissible amount. As of December 31, 2020, we borrowed $60 million under the Treasury Loan Agreement. The Treasury Loan Agreement, includes certain restrictions, including on the payment of dividends, repurchase of our common stock and executive compensation for a twelve-month period following repayment of the loan in full. The Treasury Loan Agreement is secured by certain aircraft and spare aircraft parts and is subject to periodical appraisals and loan-to-value ratios. The substance and duration of these restrictions may have materially negative affect our operations and financial results. We lose our ability to draw additional amounts under the Treasury Loan Agreement after May 28, 2021. In the event we repay the full amount outstanding under the Treasury Loan Agreement, the Treasury Loan Agreement will terminate.

We may also take additional actions to improve our financial position, including measures to improve liquidity, such as drawing down on SkyWest Airlines’ line of credit, the issuance of secured debt securities, and/or the entry into other debt facilities. There can be no assurance as to the timing of any such drawdown or issuance, which may be in the near term, or that any such additional financing will be completed on favorable terms, or at all. Any such actions could be conducted in the near term, may be material in nature and could result in significant additional borrowing. Measures to improve liquidity or other strategic actions that we may take in the future in response to COVID-19 may not be effective in offsetting decreased demand, and we will not be permitted to take certain strategic actions as a result of the CARES Act and the Payroll Support Program Extension Agreement, which could result in a material adverse effect on our business, operating results and financial condition.

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

Various negative economic or industry conditions may result in reductions to our flight schedules, which could materially and adversely affect our operations and financial condition.

Our operations and financial condition are affected by many changing economic and other conditions beyond our control, including, among others:

●	disruptions in the credit markets, which may impact availability of financing;
●	actual or potential changes in international, national, regional and local economic, business and financial conditions, including recession, inflation, higher interest rates, public health emergencies (including the COVID-19 pandemic), wars, terrorist attacks or political instability;
●	changes in consumer preferences, perceptions, spending patterns or demographic trends;
●	changes in the competitive environment due to industry consolidation, new airlines entering the market, our major airline partners operating smaller sized aircraft that may reduce the demand for regional aircraft and other factors;
●	actual or potential disruptions to U.S. air traffic control systems;
●	price of jet fuel and oil that may negatively impact the number of flights we are scheduled to operate by our major airline partners under our capacity purchase agreements and may negatively impact the profitability of our prorate agreements;

●	outbreaks of diseases and other illnesses that affect travel behavior; and
●	weather and natural disasters.

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

We currently operate primarily through hubs supporting our major airline partners’ route network across the United States. Nearly all of our flights either originate from or fly into one of these hubs. Our revenues depend primarily on our completion of flights and secondarily on service factors such as timeliness of departure and arrival. Any interruptions or disruptions could, therefore, severely and adversely affect us. Extreme weather such as hurricanes or tornados can cause flight disruptions, and, during periods of storms or adverse weather, our flights may be canceled or significantly delayed. We operate a significant number of flights to and from airports with particular weather difficulties, including Chicago, Denver, Salt Lake City and San Francisco. A significant interruption or disruption in service at one of our hubs, due to adverse weather, system malfunctions, airport construction, security closures or otherwise, could result in the cancellation or delay of a significant portion of our flights and, as a result, could have a severe adverse impact on our operations and financial performance.

The occurrence of an aviation accident involving our aircraft would negatively impact our operations and financial condition.

An accident or incident involving one of our aircraft could result in significant potential claims of injured passengers and others, as well as repair or replacement of a damaged aircraft and its consequential temporary or permanent loss from service. In the event of an accident, our liability insurance may not be adequate to offset our exposure to potential claims and we may be forced to bear substantial losses from the accident. Substantial claims resulting from an accident in excess of our related insurance coverage would harm our operational and financial results. Moreover, any aircraft accident or incident, even if fully insured, could cause a public perception that our operations are less safe or reliable than other airlines and could affect our relationships with our major airline partners.

We may experience disruption in service with key third-party service providers.

We rely on third party vendors for a variety of services and functions critical to our business, including airframe and engine maintenance, ground handling, fueling, computer reservation system hosting, telecommunication systems and information technology infrastructure and services.

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

Risks Related to Our Code-Share Agreements With Our Major Airline Partners

Our business model is dependent on code-share agreements with four major airline partners.

Our business model depends on major airlines electing to contract with us instead of operating their own regional jets. Some regional airlines are owned by a major airline. We have no guarantee that in the future our major airline partners will choose to enter into contracts with us instead of operating their own regional jets or acquiring a regional airline. Our major airline partners are not prohibited from doing so under our code-share agreements. A decision by any of our major airline partners to phase out code-share relationships and instead acquire and operate their own regional jets or regional airline could have a material adverse effect on our financial results. Additionally, our major airline partners may be limited in the number of regional aircraft they can operate in their network due to aircraft scope limitations they have with their labor groups. Scope limitations could limit our ability to increase the number of aircraft operating under our code-share agreements.

As of December 31, 2020, 355 out of our total 452 aircraft in scheduled service were operating under a capacity purchase arrangement or a prorate agreement with either Delta or United. If our code-share relationship with Delta or United were terminated, we would be significantly impacted and likely would not have an immediate source of revenue or earnings to offset such loss. A termination of either of these relationships would likely have a material adverse effect on our financial condition, operating revenues and net income unless we are able to enter into satisfactory substitute arrangements for the utilization of the affected aircraft by other code-share partners, or, alternatively, obtain the airport facilities and gates and make the other arrangements necessary to fly as an independent airline. We may not be able to enter into substitute code-share arrangements, and any such arrangements we might secure may not be as favorable to us as our current agreements. Operating an airline independent from major airline partners would be a significant departure from our business plan and would likely require significant time and resources, and may not be a viable alternative.

Additionally, each of our agreements with our major airline partners is subject to certain early termination provisions, including uncured material performance breaches. We also currently use the systems, facilities and services of our major airline partners to support a significant portion of our operations, including airport and terminal facilities and operations, information technology support, ticketing and reservations, scheduling, dispatching, fuel purchasing and ground handling services. If our major airline partners ceased to maintain any of these systems, close any of these facilities or no longer provide these services to us, due to termination of one of our code-share agreements, a strike or other labor interruption by personnel working for our major airline partners or for any other reason, we may not be able to obtain alternative systems, facilities or services on terms and conditions as favorable as those we currently receive, or at all. Since our revenues and operating profits are dependent on our level of flight operations, we could then be forced to significantly reduce our operations. Furthermore, upon certain terminations of our code-share agreements, our major airline partners could require us to sell or assign to them certain airport related facilities, we use in connection with the code-share services we provide. As a result, in order to offer airline service after termination of any of our code-share agreements, we may have to replace these facilities. We may be unable to arrange such replacements on satisfactory terms, or at all.

Our growth may be limited with our major airline partners' flight systems.

Additional growth opportunities within our major airline partners’ flight systems are limited by various factors, including a limited number of regional aircraft each such major airline partner can operate in its regional network due to its own labor agreements. Except as contemplated by our existing code-share agreements, we cannot be sure that our major airline partners will contract with us to fly any additional aircraft. We may not receive additional growth opportunities, or we may agree to modifications to our code-share agreements that reduce certain benefits to us in order to obtain additional aircraft, or for other reasons. Given the competitive nature of the airline industry, we believe limited growth opportunities may result in competitors accepting reduced margins and less favorable contract terms in order to secure new or additional code-share operations. Even if we are offered growth opportunities by our major airline partners, those opportunities may involve economic terms or financing commitments that are unacceptable to us. Additionally, our major airline partners may reduce the number of regional jets in their system by not renewing or extending existing flying arrangements with regional operators. Any one or more of these factors may reduce or eliminate our ability to expand our flight operations with our existing major airline partners.

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

The airline industry is highly competitive. We compete with other regional airlines on various factors including, but not limited to, labor resources, including pilots and mechanics; low operating costs; financial resources, including the ability to finance aircraft at competitive terms; geographical infrastructure; and overall customer service levels relating to on-time arrival and flight completion percentages. Our major airline partners rely on us to fly passengers from various locations into their hubs under our code-share agreements at competitive terms. We not only compete with other regional airlines, some of which are owned by or operated as code-share partners of major airlines, but we also indirectly face competition from low-cost carriers, such as Southwest, Allegiant, Spirit and JetBlue among others, who compete with our major airline partners on many routes we operate. Certain of our competitors are larger and have significantly greater financial and other resources than we do. Moreover, federal deregulation of the industry allows competitors to rapidly enter our markets and to quickly discount and restructure fares. The inability to remain competitive on the various factors valued by our major airline partners could adversely affect our operating results and financial condition.

The airline industry has undergone substantial consolidation in recent years, including the mergers between Alaska and Virgin America Inc. in 2016, American and US Airways Group Inc. in 2013, Southwest Airlines Co. and AirTran Holdings, Inc. in 2011, United and Continental Airlines, Inc. in 2010 and Delta and Northwest Airlines, Inc. in 2008. Any additional consolidation or significant alliance activity within the airline industry could limit the number of potential partners with whom we could enter into code-share relationships and could have a material adverse effect on our relationships with our major airline partners.

Risks Related to Our Operating Costs and Personnel

Increases in labor costs, including pilot costs, maintenance costs and overhead costs may result in lower operating margins under our capacity purchase contracts.

Our business is labor intensive, requiring large numbers of pilots, flight attendants, mechanics and other personnel. Labor costs constitute a significant percentage of our total operating costs. Increases in our labor costs could result in a material reduction in our earnings. For example, during the year ended December 31, 2019 and 2020, our salary, wage and benefit costs constituted approximately 40.7% and 40.9% of our total operating costs, respectively. Currently, we believe our labor costs are competitive relative to other regional airlines. However, we cannot provide assurance that our labor costs going forward will remain competitive because of changes in supply and demand for labor in the regional industry. We compete against other airlines and businesses for labor in many highly skilled positions. If we are unable to hire, train and retain qualified employees at a reasonable cost, sustain employee engagement in our strategic vision, or if we are unsuccessful at implementing succession plans for our key staff, we may be unable to grow or sustain our business. Attrition beyond normal levels could negatively impact our operating results, increase our training and labor costs and our business prospects could be harmed.

Additionally, under our capacity purchase contracts with Delta, United, American and Alaska, a portion of our compensation is based upon pre-determined rates typically applied to production statistics (such as departures, block hours, flight hours and number of aircraft in service each month). The primary operating costs intended to be compensated by the pre-determined rates include labor costs, including crew training costs, certain aircraft maintenance expenses, and overhead costs. During the year ended December 31, 2020, approximately 89.0% of our code-share operating costs were reimbursable at pre-determined rates and 11.0% of our code-share operating costs were directly reimbursed costs, or often referred to as pass-through costs. Additionally, our aircraft maintenance costs may increase annually as our fleet ages at a higher rate than our pre-determined rates allow. Also, on an individual aircraft basis, various in-depth maintenance procedures are typically scheduled to occur at multi-year intervals, which can result in maintenance expense fluctuations year-to-year. If our operating costs for labor, aircraft maintenance and overhead costs exceed the compensation earned from our pre-determined rates under our capacity purchase arrangements, our financial position and operating results will be negatively affected.

We may experience difficulty recruiting and retaining qualified pilots and maintenance technicians.

Our operations rely on qualified personnel, including pilots, flight attendants and maintenance technicians. Our pilots, flight attendants and maintenance technicians may seek employment at mainline airlines, which generally offer higher salaries and more extensive benefit programs than regional airlines are financially able to offer. Should the turnover of employees, particularly pilots and maintenance technicians, sharply increase, we may not be able to hire sufficient pilots and maintenance technicians to replace those leaving. Additionally, FAA regulations regarding personnel certification and qualifications, and potential future changes in FAA regulations, could limit the number of qualified new entrants that we could hire.  In the event we are unable to hire and retain qualified personnel, including pilots and mechanics, our business and financial condition could be adversely affected.

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

SkyWest’s employees are represented by in-house associations; however, organizing efforts to join national unions among those employees occur from time to time. Such efforts will likely continue in the future and may ultimately result in some or all of our employees being represented by one or more national unions. If our employees were to unionize or be deemed to be represented by one or more national unions, negotiations with these unions could divert management attention and disrupt operations, which may result in increased operating expenses and may negatively impact our financial results. Moreover, we cannot predict the outcome of any future negotiations relating to union representation or collective bargaining agreements. Agreements reached in union-involved collective bargaining may increase our operating expenses and negatively impact our financial results.

We may experience an increase in fuel prices in our prorate operations.

Dependence on foreign imports of crude oil, limited refining capacity and the possibility of changes in government policy on jet fuel production, transportation and marketing make it difficult to predict the future availability of jet fuel. If there are additional outbreaks of hostilities or other conflicts in oil-producing areas or elsewhere, or a reduction in refining capacity (due to weather events, for example), or governmental limits on the production or sale of jet fuel, there could be a reduction in the supply of jet fuel and significant increases in the cost of jet fuel. Additionally, our operations may experience disruptions from temporary fuel shortages by our fuel vendors resulting from fuel quality issues, refueling disruption, or other challenges. Major reductions in the availability of jet fuel or significant increases in its cost, or a continuation of high fuel prices for a significant period of time, would have a material adverse impact on us.

Pursuant to our capacity purchase arrangements, our major airline partners have agreed to bear the economic risk of fuel price fluctuations on our contracted flights. However, we bear the economic risk of fuel price fluctuations on our prorate operations. As of December 31, 2020, we operated 34 CRJ200s under a prorate agreement with United and 26 CRJ200s under a prorate agreement with Delta. Our operating and financial results with respect to these prorate arrangements can be negatively affected by the price of jet fuel in the event we are unable to increase our passenger fares. Additionally, in the event of prolonged low fuel prices, our competitors may lower their passenger ticket prices on routes that compete with our prorate markets, which could negatively impact our passenger load factors.

Risks Related to Operating and Leasing Regional Jet Aircraft and Engines

We are reliant on two aircraft manufacturers and one engine manufacturer.

We operate aircraft manufactured by Bombardier and Embraer. The issuance of FAA or manufacturer directives restricting or prohibiting the use of any Bombardier or Embraer aircraft types we operate could negatively impact our business and financial results. We are also dependent upon General Electric as the sole manufacturer of engines used on the aircraft we operate. Our operations could be materially and adversely affected by the failure or inability of Bombardier, Embraer or General Electric to provide sufficient parts or related maintenance and support services to us on a timely manner. Additionally, timing and availability of new aircraft deliveries could be delayed beyond our control.

We have a significant amount of contractual long-term debt obligations.

As of December 31, 2020, we had a total of approximately $3.2 billion in total long-term debt obligations. Our long-term debt obligations include $3.07 billion related to the acquisition of aircraft, $105.2 million related to borrowings under the Payroll Support Program Agreement with Treasury under the CARES Act and $60.0 million related to borrowings under the Treasury Loan Agreement. Excluding aircraft financed by our major partners that we operate for them under contract, we had 41 aircraft under long-term lease agreements as of December 31, 2020, with remaining terms up to ten years. Future minimum lease payments due under all long-term operating leases were approximately $359.7 million at December 31, 2020. At a 6.1% discount factor, which is the average rate used to approximate the implicit rates within the applicable leases, the present value of these lease obligations was equal to approximately $288.6 million at December 31, 2020. Our high level of fixed obligations could impact our ability to obtain additional financing to support additional expansion plans or divert cash flows from operations and expansion plans to service the fixed obligations.

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

In addition, in response to the travel restrictions, decreased demand and other effects the COVID-19 pandemic has had and is expected to have on our business, we may seek material amounts of additional financial liquidity in the short-term, which may include drawing down on SkyWest Airlines’ line of credit, the issuance of secured debt securities and/or the entry into other debt facilities, among other items. There can be no assurance as to the timing of any such drawdown or issuance, which may be in the near term, or that any such additional financing will be completed on favorable terms, or at all. In addition, we have received financial assistance that is available to the airline industry under the CARES Act and the 2021 Appropriations Act, which financial assistance subjects us and our business to certain restrictions, including, but not limited to, restrictions on the payment of dividends and the repurchase of our common stock, and certain limitations on executive compensation for a twelve-month period following the full repayment of borrowings under the Treasury Loan Agreement.

If our liquidity is materially diminished, we might not be able to timely pay our leases and debts or comply with certain covenants under SkyWest Airlines’ line of credit, Treasury Loan Agreement or with other material provisions of our contractual obligations.

Our anticipated fleet replacement would require a significant increase in our leverage and the related cash requirements.

We currently have 206 CRJ200s, of which 130 were in-service as of December 31, 2020, with an average life of 18.5 years. Over the next several years, we may continue to replace the CRJ200s with larger regional jets. If we continue to add new aircraft to our fleet, we anticipate using significant amounts of capital to acquire these larger regional jets.

There can be no assurance that our operations will generate sufficient cash flow or liquidity to enable us to obtain the necessary aircraft acquisition financing to replace our current fleet, or to make required debt service payments related to our existing or anticipated future obligations. Even if we meet all required debt, lease and purchase obligations, the size of these long-term obligations could negatively affect our financial condition and results of operations in many ways, including:

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

As of December 31, 2020, we had approximately $5.4 billion of property and equipment and related assets, net of accumulated depreciation. In accounting for these long-lived assets, we make estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the condition of the long-lived assets and operating cash flow losses associated with the use of the long-lived assets. In the event the estimated residual value of any of our aircraft types is determined to be lower than the residual value assumptions used in our depreciation policies, the applicable aircraft type in our fleet may be impaired and may result in a material reduction in the book value of applicable aircraft types we operate or we may need to prospectively modify our depreciation policies. An impairment on any of our aircraft types we operate or an increased level of depreciation expense resulting from a change to our depreciation policy and assumptions could result in a material negative impact to our financial results.

We have aircraft lease and debt commitments that extend beyond our existing capacity purchase contractual term on certain aircraft.

Under our capacity purchase agreement with one of our major airline partners, we have a total of 18 CRJ700s with flying contract expirations scheduled between 2022 and 2023. Our underlying debt financing obligations associated with each of these aircraft are scheduled to terminate in 2024 and 2025 on an aircraft-by-aircraft basis. We may not be successful in extending the flying contract term on these aircraft with our major airline partner at acceptable economic terms. In the event we are unsuccessful in extending the flying contract terms on these aircraft, we intend to pursue alternative uses for the aircraft over the remaining aircraft financing term including, but not limited to, operating the aircraft with another major carrier under a negotiated code-share agreement or subleasing the aircraft to another operator. Additionally, we may negotiate an early lease return agreement with the aircraft lessor. In the event we are unable to extend the flying contract terms for these aircraft at each respective contract’s expiration, we may incur cash and non-

cash early lease termination costs that would negatively impact our operations and financial condition. Additionally, in the event we are unable to extend a flying contract with an existing major airline partner, but reach an agreement to place the aircraft into service with a different major airline partner, we likely will incur inefficiencies and incremental costs, such as changing the aircraft livery, which would negatively impact our financial results.

We lease aircraft and engines to third parties and the lessee may default under the lease terms, which could negatively affect our financial condition, cash flow and results of operations.

We lease CRJ aircraft and engines used on CRJ aircraft to third parties. In the event a lessee defaults under the terms of the lease agreement, we may incur additional costs, including legal and other expenses necessary to repossess the aircraft or engines, particularly if the lessee is contesting the proceedings or is in bankruptcy. We could also incur substantial maintenance, refurbishment or repair costs if a defaulting lessee fails to pay such costs and where such maintenance, refurbishment or repairs are necessary to put the aircraft or engines in suitable condition for remarketing or sale. We may also incur storage costs associated with any aircraft or engine that we repossess and are unable to place immediately with another lessee. Even if we are able to immediately place a repossessed aircraft or engine into service ourselves, or place the aircraft and engines under another lessee, we may not be able to do so at a similar or favorable lease rate. A lessee default under one of our lease agreements could negatively affect our financial condition, cash flow and results of operations.

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

We are subject to various environmental requirements, including laws and regulations related to climate change and emissions. Compliance with new or existing environmental requirements could materially and adversely affect the Company's business plans, strategies, and results of operations.

We are subject to federal, state, and local laws and regulations relating to the protection of the environment, including those relating to aircraft and ground-based emissions, discharges into water systems, safe drinking water, and the management of hazardous substances and waste materials. Certain legislative bodies and regulatory authorities are increasingly focused on climate change and have taken actions to implement additional laws, regulations, and programs intended to protect the environment. For example, the federal government, as well as several state and local governments, have implemented legislative and regulatory proposals and voluntary measures intended to reduce greenhouse gas emissions. Compliance with laws, regulations, and other programs intended to reduce emissions or otherwise protect the environment may require us to reduce our emissions, secure carbon offset credits or otherwise pay for emissions, or make capital investments to modify certain aspects of our operations to reduce emissions. Future policy, legal, and regulatory developments relating to the protection of the environment could increase our costs and have a material adverse effect on our operations.

Risks Related to Dividends, Share Repurchases and Our Common Stock

We are currently restricted from paying dividends or repurchasing our stock under the CARES Act Treasury Loan Agreement we executed in 2020 and the Payroll Support Program Extension Agreement we executed in January 2021.

Historically, we have paid dividends and repurchased shares of our common stock in varying amounts. During 2020, we entered into two agreements with Treasury under the CARES Act, the Payroll Support Program Agreement and the Treasury Loan Agreement. Additionally, in January 2021 we entered into the Payroll Support Program Extension Agreement with Treasury under the 2021 Appropriations Act. Each of these agreements restrict us from the payment of dividends and the repurchase of our common stock. The dividend and share repurchase restriction term is longer under the Treasury Loan Agreement, which is a twelve-month period following repayment of the loan in full. Although the Treasury Loan Agreement has a five-year term, we may repay the loan in full prior to the termination date without penalty. There is no assurance we will repay the loan in full prior to the loan termination date.

Following the dividend and share repurchase restriction lapse under the Treasury Loan Agreement, there can be no assurance that we will resume our past practice of paying dividends on our common stock or that we will have the financial resources to pay such dividends. Similarly, there also can be no assurance that we will continue our practice of repurchasing shares of common stock or that we will have the financial resources to repurchase shares of common stock in the future. The future payment of dividends and the number of shares of common stock we may repurchase will depend upon our financial condition and results of operations and other factors deemed relevant by our board of directors.

If we resume paying cash dividends or resume a share repurchase program in the future, such dividends and repurchases could affect our stock price and increase its volatility. The existence of a share repurchase program and any future dividends could cause our stock price to be higher than it would otherwise be and could potentially reduce the market liquidity for our stock. Additionally, resuming our share repurchase program and any future dividends may reduce our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions.

We issued warrants to purchase shares of our common stock to Treasury for relief we received under the CARES Act and the 2021 Appropriations Act, and we are obligated to issue additional warrants to Treasury if we borrow additional amounts under our Treasury Loan Agreement.

During 2020, we issued warrants to purchase 370,220 shares of our common stock with an exercise price of $28.38 per share to Treasury as consideration for payroll support payments we received under the CARES Act payroll support program. Also, during 2020 we issued warrants to purchase 211,416 shares of our common stock with an exercise price of $28.38 per share to Treasury as consideration for borrowing $60.0 million under the Treasury Loan Agreement. We are eligible to borrow up to $725.0 million under the Treasury Loan Agreement through May 28, 2021, subject to the terms of the Treasury Loan Agreement. On the date of any subsequent borrowing under the Treasury Loan Agreement, we obligated to issue to Treasury an additional warrant for a number of shares of our common stock equal to 10% of such borrowing amount, divided by the exercise price of $28.38 per share. Additionally, in January 2021, we agreed to issue warrants to purchase up to 98,815 shares of our common stock with an exercise price of $40.41 per share to Treasury as consideration for payroll support payments we received under the 2021 Appropriations Act. As of February 22, 2021, we had issued 12,288 of such warrants.

If we increase our borrowings under the Treasury Loan Agreement, our obligation to issue additional warrants to Treasury may be dilutive to existing shareholders. Additionally, if Treasury exercises its option to purchase shares of our common stock under warrants previously issued to Treasury, such exercise will be dilutive to our shareholders.

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

General Risk Factors

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

The performance and reliability of our technology are critical to our ability to compete effectively. Any internal technological error or failure or large-scale external interruption in the technological infrastructure we depend on, such as U.S. air traffic control systems, power, telecommunications or the internet, may disrupt our internal network. Any individual failure or repeated failure of technology could impact our ability to conduct our business and result in increased costs. Our technological systems and related data may be vulnerable to a variety of sources of interruption due to events beyond our control, including natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers and other security issues.

In addition, cybersecurity threats pose a potential risk to the security of our information technology systems, networks and services, as well as the confidentiality and integrity of our data. Cybersecurity risks may include security breaches, computer viruses, malicious or destructive code, ransomware and other attacks. Unauthorized parties may attempt to gain access to our systems or information through fraud or other means of deception. The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly evolving, and may be difficult to anticipate or to detect for long periods of time. We may not be able to prevent all data security breaches or misuse of data. The compromise of our technology systems resulting in the loss, disclosure, misappropriation of, or access to, customers’, employees’ or business partners’ information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disruption to our operations and damage to our reputation, any or all of which could adversely affect our business and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Flight Equipment

As of December 31, 2020, our fleet operating under our code-share agreements consisted of the following types of owned and leased aircraft:

	Number of	Number of		Scheduled	Average
	Owned	Leased	Passenger	Flight	Cruising	Average
Aircraft Type	Aircraft	Aircraft	Capacity	Range (miles)	Speed (mph)	Age (years)
CRJ900s	15	24	70-76	1,500	530	9.9
CRJ700s	63	27	65-70	1,600	530	15.0
CRJ200s	120	10	50	1,500	530	18.1
E175s	162	31	70-76	2,100	530	3.9

Several factors may impact our fleet size throughout 2021 and thereafter, including, but not limited to, contract expirations that are not renewed, reductions in our prorate fleet, lease expirations that are not extended and growth opportunities. Below is our 2021 outlook on our fleet by aircraft type. Our actual future fleet size and/or mix of aircraft types will likely vary, and may vary materially, from our current fleet size due to demand uncertainty resulting from COVID-19 and other factors.

●	E175s – We anticipate taking delivery of 20 new E175 aircraft under a capacity purchase agreement with American. We anticipate financing these aircraft with debt and deliveries are anticipated to begin in the third quarter of 2021 and continue in 2022. We anticipate placing the aircraft into service in 2022.

●	CRJ900s – We anticipate taking delivery of one new CRJ900 aircraft under a capacity purchase agreement with Delta during 2021, with Delta financing the aircraft.

●	CRJ700s – We anticipate placing 25 used CRJ700s into service under a capacity purchase agreement with American during 2021. We will use aircraft we own and were not operating under a code-share agreement with any of our major airline partners as of December 31, 2020. Following the placement of these 25 CRJ700s, we are scheduled to have a total of 90 CRJ700s under a capacity purchase agreement with American.

●	CRJ200s – As a result of the COVID-19 demand decrease in 2020, we reduced the number of CRJ200s operating under code-share agreements from 190 as of December 31, 2019 to 130 as of December 31, 2020. Various factors, including but not limited to, changes in passenger demand on routes typically serviced by CRJ200 aircraft and anticipated costs to maintain our older CRJ200 fleet could result in higher or lower demand for our CRJ200 fleet in 2021 and subsequent periods.

Ground Facilities

We lease many of the buildings and associated land that we occupy. Most of these leases are for facilities at airports with various government agencies that control the use of the airport. We lease maintenance, training and office facilities in Salt Lake City, Utah, and we lease additional maintenance facilities in Boise, Idaho; Fresno, California; Tucson, Arizona; Chicago, Illinois; Detroit, Michigan; Nashville, Tennessee; South Bend, Indiana; Fort Wayne, Indiana; and San Luis Obispo, California. We also lease ticket counters, passenger hold rooms, operating areas and other terminal space in many of the airports that we serve.

We own our corporate headquarters facilities located in St. George, Utah and a maintenance accessory shop facility in Salt Lake City, Utah. We also own maintenance facilities on land leases with airport authorities in Milwaukee, Wisconsin; Oklahoma City, Oklahoma; Colorado Springs, Colorado; and Palm Springs, California.

ITEM 3. LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities. As of December 31, 2020, our management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on our financial position, liquidity or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

The disclosure required by this item is not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on The Nasdaq Global Select Market under the symbol “SKYW.” As of February 16, 2021, there were approximately 4,010 stockholders of record of our common stock. Securities held of record do not include shares held in securities position listings. The transfer agent for our common stock is Zions First National Bank, Salt Lake City, Utah.

Dividends

In February 2020, our Board of Directors declared a regular dividend of $0.14 per share. No subsequent dividends were declared during the 2020 calendar year. During 2019, our Board of Directors declared regular quarterly dividends of $0.12 per share. Pursuant to the terms of our Treasury Loan Agreement, we are restricted from paying dividends for a twelve-month period following repayment of the loan in full. We had borrowings outstanding under the Treasury Loan Agreement as of December 31, 2020.

Issuer Purchases of Equity Securities

Our Board of Directors has adopted a stock repurchase program which authorizes us to repurchase shares of our common stock in the public market or in private transactions, from time to time, at prevailing prices. Our stock repurchase program currently authorizes the repurchase of up to $250.0 million of our common stock. No shares of common stock were repurchased under our repurchase program during the three months ended December 31, 2020. Pursuant to the terms of our Treasury Loan Agreement, we are restricted from repurchasing shares of our common stock for a twelve-month period following repayment of the loan in full. We had borrowings outstanding under the Treasury Loan Agreement as of December 31, 2020.

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

The following graph compares the cumulative total shareholder return on our common stock over the five-year period ended December 31, 2020, with the cumulative total return during such period of the Nasdaq Stock Market (U.S. Companies) and the Nasdaq Stock Market Transportation Index. The following graph assumes an initial investment of $100.00 with dividends reinvested. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

	INDEXED RETURNS
	Base
	Period	Years Ending
Company Name / Index	2015	2016	2017	2018	2019	2020
SkyWest, Inc.	100	191.90	281.25	237.66	347.96	217.78
NASDAQ Composite	100	108.87	141.13	137.12	187.44	271.64
NASDAQ Transportation Index	100	129.22	164.82	149.92	188.80	247.07

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial and operating data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and related notes included elsewhere in this Report.

Selected Consolidated Financial Data (amounts in thousands, except per share data):

	Year ended December 31,
	2020	2019	2018	2017	2016
Operating revenues	$2,127,106	$2,971,963	$3,221,679	$3,122,592	$3,063,702
Operating income (loss)(1)	108,802	512,258	474,280	388,199	(172,684)
Net income (loss)(2)	(8,515)	340,099	280,372	428,907	(161,586)
Net income (loss) per common share:
Basic	$(0.17)	$6.68	$5.40	$8.28	$(3.14)
Diluted	$(0.17)	$6.62	$5.30	$8.08	$(3.14)
Weighted average shares:
Basic	50,195	50,932	51,914	51,804	51,505
Diluted	50,195	51,375	52,871	53,100	51,505
Total assets(3)	$6,887,622	$6,657,129	$6,313,212	$5,474,400	$5,007,966
Current assets(3)	982,802	760,346	1,020,794	995,133	917,792
Current liabilities	941,722	924,676	924,826	820,825	747,265
Long-term debt, net of current maturities	2,801,538	2,628,989	2,809,768	2,377,346	2,240,051
Stockholders’ equity	2,139,545	2,175,014	1,964,281	1,754,322	1,350,943
Return (loss) on average equity(4)	(0.4)%	16.4%	15.1%	27.6%	(12.0)%
Cash dividends declared per common share	$0.14	$0.48	$0.40	$0.32	$0.19
(1)	Our 2019 operating income included a special charge of $21.9 million, primarily consisting of a non-cash write-off of aircraft manufacturer part credits that SkyWest Airlines forfeited to settle future lease return obligations. Our operating loss for 2016 included a special charge of $465.6 million related to an impairment on our 50-seat aircraft and related assets.
(2)	Our net income for 2019 included a $46.5 million gain on the sale of ExpressJet. Our net income for 2017 included a $246.8 million benefit related to the revaluation of our net deferred tax liability and other tax liabilities in accordance with the Tax Cuts and Jobs Act of 2017 that was enacted into law in December 2017.
(3)	Certain reclassifications were made to 2017 balances to conform to the current period presentation, which reflects the adoption of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“Topic 606”). See Note 1 to our Consolidated Financial Statements included in Item 8 of this Report.
(4)	Calculated by dividing net income (loss) by the average of beginning and ending stockholders’ equity for the year.

Selected Operating Data

	Year ended December 31,
	2020	2019 (1)	2018	2017	2016
Block hours	973,338	1,464,405	1,757,047	1,839,779	1,938,492
Departures	585,257	842,098	1,010,053	1,087,052	1,153,480
Passengers carried	21,255,931	43,660,766	48,350,470	51,483,552	53,539,438
Average passenger trip length	500	500	523	512	523
Number of operating aircraft at end of year(2)	452	483	596	595	652
(1)	Excludes ExpressJet operating data since ExpressJet was sold during January 2019.
(2)	Excludes aircraft we are not operating under code-share agreement with our major airline partners, such as aircraft leased to third parties and aircraft in storage following removal from a flying agreement.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents factors that had a material effect on our results of operations during the years ended December 31, 2020, 2019 and 2018. Also discussed is our financial position as of December 31, 2020 and 2019. You should read this discussion in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this Report or incorporated herein by reference. This discussion and analysis contains forward-looking statements. Please refer to the sections of this Report entitled “Cautionary Statement Concerning Forward-Looking Statements” and “Item 1A. Risk Factors” for discussion of some of the uncertainties, risks and assumptions associated with these statements.

This section of this Annual Report on Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Annual Report on Form 10-K can be found in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Overview

We have the largest regional airline operation in the United States. As of December 31, 2020, we offered scheduled passenger and air freight service with approximately 1,770 total daily departures to destinations in the United States, Canada, Mexico and the Caribbean. The number of flights we operated during 2020 was negatively impacted by the COVID-19 pandemic. See Competition and Economic Conditions section for additional information regarding the COVID-19 impact on our operations on page 5. As of December 31, 2020, we had 601 total aircraft in our fleet, including 452 aircraft in scheduled service under our code-share agreements, summarized as follows:

	CRJ200	CRJ700	CRJ900	E175	Total
Delta	26	6	39	71	142
United	104	19	—	90	213
American	—	65	—	—	65
Alaska	—	—	—	32	32
Aircraft in scheduled service	130	90	39	193	452
Leased to third parties	2	34	5	—	41
Other*	74	30	4	—	108
Total Fleet	206	154	48	193	601

*As of December 31, 2020, these aircraft have been removed from service and are in the process of being placed under a leasing arrangement with a third party, are aircraft transitioning between code-share agreements with our major airline partners and being used as supplemental spare aircraft, are available for future code-share agreements or are in the process of being parted out.

Our business model is based on providing scheduled regional airline service under code-share agreements (commercial agreements between airlines that, among other things, allow one airline to use another airline’s flight designator codes on its flights) with our major airline partners. Our success is principally centered on our ability to meet the needs of our major airline partners through providing a reliable and safe operation at attractive economics. The COVID-19 pandemic had a significant impact to our operations including a reduction in the number of flights we were scheduled to operate during 2020 and changes we made to enhance the safety of our passengers and employees, including aircraft cleaning procedures and use of personal protective equipment.

During the 2020 calendar year, we made several changes to our fleet count under our flying agreements, including the addition of 37 new E175 aircraft, and the removal of four CRJ900 aircraft, four CRJ700 aircraft and 60 CRJ200 aircraft. Additionally, during the 2020 calendar year, we increased the number of CRJ700 aircraft we leased to third parties from 10 aircraft to 34 aircraft. Leases on two CRJ200 aircraft with third parties terminated during 2020.

We anticipate our fleet will continue to evolve, as we are scheduled to add 20 new E175 aircraft with American, 25 used CRJ700 aircraft with American and one new CRJ900 aircraft with Delta by the end of 2022. Timing of these anticipated deliveries may be subject to change as we are coordinating with our major airline partners in response to the COVID-19 pandemic’s impact on demand. Our primary objective in the fleet changes is to improve our profitability by adding new E175 aircraft to capacity purchase agreements, and potentially removing older aircraft from service that typically require more maintenance cost.

For the year ended December 31, 2020, approximately 47.1% of our aircraft in scheduled service were operated for United, approximately 31.4% were operated for Delta, approximately 14.4% were operated for American and approximately 7.1% were operated for Alaska.

Historically, multiple contractual relationships with major airlines have enabled us to reduce our reliance on any single major airline code and to enhance and stabilize operating results through a mix of capacity purchase arrangements and our prorate flying arrangements. For the year ended December 31, 2020, contract flying revenue and prorate revenue represented approximately 87.0% and 13.0%, respectively, of our total flying agreements revenue. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on completed block hours (measured from takeoff to landing, including taxi time), flight departures, the number of aircraft under contract and other operating measures. On prorate routes, we have more control over scheduling, pricing and seat inventories, we share passenger fares with our major airline partners according to prorate formulas and we are responsible for the operating costs of the prorate flights, including fuel and airport costs.

Our financial and operating results for the years ended December 31, 2018 and 2019 contained in this Report, include the financial results and position of ExpressJet through January 22, 2019 for those respective periods.

Financial Highlights

We had total operating revenues of $2.1 billion for the year ended December 31, 2020, a 28.4% decrease compared to total operating revenues of $3.0 billion for the year ended December 31, 2019. We had a net loss of $8.5 million, or $0.17 loss per share, for the year ended December 31, 2020, compared to net income of $340.1 million, or $6.62 per diluted share, for the year ended December 31, 2019. The significant items affecting our revenue and operating expenses during the year ended December 31, 2020 are outlined below:

Revenue

The number of aircraft we have in scheduled service and the number of block hours we generate on our flights are primary drivers to our flying agreements revenue under our capacity purchase arrangements. The number of flights we operate and the corresponding number of passengers we carry are the primary drivers to our revenue under our prorate flying agreements. As a result of lower passenger demand from the COVID-19 pandemic, the number of aircraft we operated decreased from 483 as of December 31, 2019 to 452 as of December 31, 2020; the number of block hours decreased from 1.5 million in 2019 to 1.0 in 2020, or by 33.5%; and the number of passengers we carried decreased from 43.7 million in 2019 to 21.3 in 2020, or by 51.3%.

As a result of reduced flight schedules and fewer aircraft operating under our capacity purchase agreements in 2020 compared to 2019, our capacity purchase revenue decreased $576.4 million, or 24.3% in 2020. Additionally, we deferred recognizing revenue on $110.7 million of fixed monthly payments received under our capacity purchase agreements during 2020 as a result of significant reductions to our flight schedules as further described in the section of this Report entitled “Results of Operations.” Also, as a result of a reduction in the number of aircraft operating under our prorate agreements and fewer passengers carried on our prorate routes, our prorate revenue decreased by $252.1 million, or 48.4% in 2020. The negative impact to our revenues due to the COVID-19 pandemic and its associated effects on the travel industry is anticipated to continue in 2021 and may continue into subsequent periods.

Operating Expenses

Our total operating expenses decreased $441.4 million, or 17.9% for the year ended December 31, 2020 compared to the year ended December 31, 2019. This decrease was primarily due to a significant reduction in the number of flights we operated as a result of the COVID-19 pandemic. Departures decreased from 842,098 in 2019 to 585,257 in 2020, or by 30.5%. Additionally, during 2020 we recorded $345.5 million in payroll support grants received from Treasury under the CARES Act as an offset to our operating expenses. Additional details regarding the decrease in our operating expenses are described in the section of this Report entitled “Results of Operations.”

Fleet Activity

The following table summarizes our fleet activity for 2020:

Aircraft in Service	December 31, 2019	Additions	Removals	December 31, 2020
E175s	156	37	—	193
CRJ900s	43	—	(4)	39
CRJ700s	94	3	(7)	90
CRJ200s	190	2	(62)	130
Total	483	42	(73)	452

During 2020, we took delivery of 37 new E175 aircraft and placed the aircraft into service under capacity purchase agreements. We removed four CRJ900 aircraft from service, four (net) CRJ700 aircraft from service and 60 (net) CRJ200 aircraft from service. We are evaluating alternative uses for the four CRJ900 aircraft removed from service and we anticipate placing the four (net) CRJ700 aircraft into service with American in 2021. We returned 19 CRJ200s to the lessor and we anticipate storing the remaining 41 CRJ200s removed from service. We own the 41 CRJ200 aircraft removed from service and the aircraft are fully depreciated with no outstanding financial obligations.

Results of Operations

2020 Compared to 2019

Operational Statistics. The following table sets forth our major operational statistics and the associated percentages of change for the periods identified below. The decrease in block hours, departures and passengers carried during the year ended December 31, 2020, compared to the year ended December 31, 2019, was due to the decrease in demand related to the COVID-19 pandemic.

	For the year ended December 31,
Block hours by aircraft type:	2020	2019	% Change
E175s	435,557	529,008	(17.7)%
CRJ900s	66,640	124,860	(46.6)%
CRJ700s	200,860	298,599	(32.7)%
CRJ200s	270,281	511,938	(47.2)%
Total block hours	973,338	1,464,405	(33.5)%

Departures	585,257	842,098	(30.5)%
Passengers carried	21,255,931	43,660,766	(51.3)%
Passenger load factor	56.4%	82.3%	(25.9)	pts
Average passenger trip length (miles)	500	500	NC

NC = No Change

Operating Revenues

The following table summarizes our operating revenue for the periods indicated (dollar amounts in thousands):

	For the year ended December 31,
	2020	2019	$ Change	% Change
Flying agreements	$2,060,801	$2,889,265	$(828,464)	(28.7)%
Lease, airport services and other	66,305	82,698	(16,393)	(19.8)%
Total operating revenues	$2,127,106	$2,971,963	$(844,857)	(28.4)%

Flying agreements revenue primarily consists of revenue earned on flights we operate under our capacity purchase agreements and prorate agreements with our major airline partners. Lease, airport services and other revenues consist of revenue earned from leasing aircraft and spare engines to third parties separate from our capacity purchase agreements and providing airport counter, gate and ramp services.

We disaggregate our flying agreements revenue into the following categories (dollar amounts in thousands):

	For the year ended December 31,
	2020	2019	$ Change	% Change
Capacity purchase agreements revenue: flight operations	$945,008	$1,538,062	$(593,054)	(38.6)%
Capacity purchase agreements revenue: aircraft lease and fixed revenue	846,933	830,247	16,686	2.0%
Prorate agreements revenue	268,860	520,956	(252,096)	(48.4)%
Flying agreements revenue	$2,060,801	$2,889,265	$(828,464)	(28.7)%

The decrease in “Capacity purchase agreements revenue: flight operations” of $593.1 million was due to a reduction in flights we were scheduled to operate by our major airline partners in 2020 as a result of decreased passenger demand in response to the COVID-19 pandemic. Our completed departures decreased 30.5% and completed block hours decreased 33.5% during 2020 compared to 2019.

The increase in “Capacity purchase agreements revenue: aircraft lease and fixed revenue” of $16.7 million was due to the incremental lease revenue generated from six new E175 aircraft that we acquired through debt added to capacity purchase agreements and increases to the fixed monthly rates made to certain existing capacity purchase agreements that were extended since December 31, 2019. For clarity, we added a total of 37 new E175 to our capacity purchase agreements during 2020, however our major airline partners acquired 31 of these E175s and we have no aircraft ownership lease revenue associated with these 31 E175s.

The increase in “Capacity purchase agreements revenue: aircraft lease and fixed revenue” in 2020 compared to 2019 was partially offset by deferred revenue we recorded in 2020 attributed to the fixed cash payments per aircraft we received under our capacity purchase agreements compared to 2019. Under our capacity purchase agreements, we are paid a fixed amount per month per aircraft over the contract term. We recognize the fixed amount per aircraft as revenue proportionately to the number of flights we complete, our performance obligation, for each reporting period. We operated a materially lower number of flights during 2020 from previous levels due to a reduction in flight schedules resulting from the COVID-19 pandemic. We also anticipate the future number of flights we will complete over the remaining capacity purchase agreements will significantly increase from 2020 levels. Due to the materially reduced flight activity during 2020 from historical levels and based on anticipated increases in future monthly flight volumes over the remaining contract terms, we determined the fixed monthly cash payments per aircraft we received during 2020 was disproportionately high relative to the number of flights we operated during 2020. Accordingly, we deferred recognizing revenue of $110.7 million of fixed monthly cash payments we received under our capacity purchase agreements during 2020. Our deferred revenue related to the fixed payments will adjust over the remaining contract term for each capacity purchase agreement based on the number of flights we complete each reporting period relative to the number of flights we anticipate completing over the remaining contract term of each capacity purchase agreement. The deferred revenue balance applicable to each contract will be recorded as revenue by the end of each respective contract term.

The decrease in prorate agreements revenue of $252.1 million was due to the impact of COVID-19 and the corresponding decrease in passengers and passenger revenue we received on routes we operated under our prorate agreements during 2020 compared to 2019.

The decrease in lease, airport services and other revenues of $16.4 million was primarily due to the decrease in the number of flights operated at locations where we were contracted to provide airport customer service during 2020 compared to 2019.

Operating Expenses

Individual expense components attributable to our operations are set forth in the following table (dollar amounts in thousands).

	For the year ended December 31,
	2020	2019	$ Change	% Change
	Amount	Amount	Amount	Percent
Salaries, wages and benefits	$826,109	$1,001,746	$(175,637)	(17.5)%
Aircraft maintenance, materials and repairs	618,989	514,313	104,676	20.4%
Depreciation and amortization	474,959	368,098	106,861	29.0%
Airport-related expenses	93,886	118,837	(24,951)	(21.0)%
Aircraft rentals	65,316	71,998	(6,682)	(9.3)%
Aircraft fuel	61,739	119,115	(57,376)	(48.2)%
CARES Act payroll support grant	(345,491)	—	(345,491)	NM
Special items	—	21,869	(21,869)	(100.0)%
Other operating expenses	222,797	243,729	(20,932)	(8.6)%
Total operating expenses	$2,018,304	$2,459,705	$(441,401)	(17.9)%
Interest expense	123,173	127,755	(4,582)	(3.6)%
Total airline expenses	$2,141,477	$2,587,460	$(445,983)	(17.2)%

NM = Not Measurable

Salaries, wages and benefits. The $175.6 million, or 17.5%, decrease in salaries, wages and benefits was due to a reduction in direct labor costs that resulted from a significantly lower number of flights we operated during 2020 in response to the COVID-19 pandemic and reductions in overhead and other labor costs. In response to the COVID-19 pandemic, we initiated various cost saving measures, including a reduction in various administrative and support positions, temporarily placed a freeze on hiring new employees, temporarily suspended all non-scale pay increases and offered voluntary unpaid leave to our employees.

Aircraft maintenance, materials and repairs. The $104.7 million, or 20.4%, increase in aircraft maintenance expense was primarily due to an increase in direct maintenance costs incurred on a portion of SkyWest Airlines’ CRJ200 and CRJ700 fleet intended to extend the operational performance and reliability of these older aircraft, including increased engine maintenance expense during 2020 compared to 2019.

Depreciation and amortization. The $106.9 million, or 29.0%, increase in depreciation and amortization expense was primarily due to a shortened estimated useful life of our owned CRJ200 fleet that resulted in approximately $74.5 million of incremental depreciation expense during 2020. During 2020, we removed 55 CRJ200 aircraft from a capacity purchase agreement with Delta, of which we returned 19 leased aircraft to the lessor and we own 36 aircraft. We also removed seven CRJ200 aircraft that we own from a prorate agreement with American. Prior to the COVID-19 pandemic, we were anticipating the agreement terms for these aircraft would have been extended beyond 2020. As we were unable to extend the flying contracts on these CRJ200s with our major airline partners and given the age of these aircraft, we shortened the estimated useful life on these aircraft to coincide with the agreement termination dates. Our depreciation also increased due to the acquisition of six new E175 aircraft and spare engines since December 31, 2019.

Airport-related expenses. Airport-related expenses include airport-related customer service costs such as outsourced airport gate and ramp agent services, airport security fees, passenger interruption costs, deicing, landing fees and station rents. For clarity, our employee airport customer service labor costs are reflected in salaries, wages and benefits and customer service labor costs we outsource to third parties are included in airport-related expenses. The $25.0 million, or 21.0%, decrease in airport-related expenses was primarily due to a decrease in airport service activities as a result of COVID-19 related flight schedule reductions.

Aircraft rentals. The $6.7 million, or 9.3%, decrease in aircraft rentals was primarily related to a reduction of our fleet size that was financed through leases from third parties as a result of scheduled lease expirations subsequent to December 31, 2019.

Aircraft fuel. The $57.4 million, or 48.2%, decrease in fuel cost was primarily due to a decrease in the number of flights we operated under our prorate agreements and corresponding decrease in gallons of fuel we purchased and a decrease in our average fuel cost per gallon from $2.51 in 2019 to $1.89 in 2020. We purchase and incur expense for all fuel on flights operated under our prorate agreements. All fuel costs incurred under our capacity purchase contracts are either purchased directly by our major airline partner, or if purchased by us, we record the direct reimbursement as a reduction to our fuel expense. The following table summarizes the gallons of fuel we purchased under our prorate agreements, for the periods indicated:

	For the year ended December 31,
(in thousands)	2020	2019	% Change
Fuel gallons purchased	32,590	47,535	(31.4)%
Fuel expense	$61,739	$119,115	(48.2)%

CARES Act payroll support grant. In April 2020, we entered into an agreement with Treasury and received $450.7 million in emergency relief through the CARES Act payroll support program through 2020, of which $345.5 million was in the form of payroll support grants that are being recognized as a reduction in labor expense over the periods the grants are intended to compensate. We recognized $345.5 million in payroll support grant proceeds we received as a reduction to our operating expenses in 2020. We did not have a comparable payroll support grant in 2019.

Special Items. The $21.9 million special items expense for 2019 related to a non-cash write-off of $18.5 million in aircraft manufacturer part credits that we forfeited to settle future lease return obligations with the aircraft manufacturer. The $18.5 million of expense was included in the SkyWest Airlines segment. The special items expense also included $3.4 million of expense associated with a cash payout of certain ExpressJet employees’ stock equity grants as part of the sale of ExpressJet, which was reflected in the ExpressJet segment. We did not incur comparable special items expense in 2020.

Other operating expenses. Other operating expenses primarily consist of property taxes, hull and liability insurance, simulator costs, crew per diem, crew hotel costs and credit loss reserves. The $20.9 million, or 8.6%, decrease in other operating expenses was primarily related to a reduction in other operating costs that correspond to the significantly lower number of flights we operated during 2020 compared to 2019, such as crew per diem, crew hotel costs and simulator costs. These reductions were partially offset by an increase to our credit loss reserves of $30.8 million we recorded in 2020 following our adoption of the Financial Accounting Standards Board (“FASB”) “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments” (“Topic 326”) on January 1, 2020. The increase to our credit loss reserves in 2020 was primarily due to a reserve we recorded on a note receivable that originated from our sale of ExpressJet in 2019 that became uncertain during 2020 due to ExpressJet ceasing operations in 2020. Our credit loss reserves also increased due to reductions in credit ratings during 2020 on certain entities for which we have outstanding accounts receivable or notes receivable.

Interest Expense. The $4.6 million, or 3.6%, decrease in interest expense related to an overall lower effective interest rate on our outstanding debt from 2019 to 2020. Our average debt balance, for the 2019 calendar year and the 2020 calendar year was $3.1 billion for both periods (using the average of the beginning and ending balances of each year).

Total airline expenses. Our total airline expenses, comprising of our total operating expenses and interest expense, decreased $446.0 million, or 17.2%, due to reduction in direct operating costs attributed to the reduced number of completed flights in 2020 compared to 2019 and due to the CARES Act payroll grant benefit we recorded in 2020. As our interest expense is primarily attributed to debt associated with financing aircraft under our capacity purchase agreements and as revenue earned under our capacity purchase agreements is intended to compensate us for our aircraft ownership costs, including interest expense, we believe our total airline expense is meaningful expense measure for management discussion and analysis purposes.

Summary of interest income, other income (expense) and provision for income taxes:

Interest income. Interest income decreased $8.3 million, or 58.4%, during 2020, compared to 2019. The decrease in interest income was primarily related to a decrease in average interest rates attributed to our marketable securities from 2019 to 2020.

Other income (expense), net. During 2020, we had other income, net of $1.2 million primarily related to income earned from our investment in a joint venture with a third party. During 2019, we had other income, net of $47.7 million primarily related to the gain on sale of ExpressJet.

Summary of provision for income taxes:

Provision for income taxes. For the years ended December 31, 2020 and December 31, 2019, our income tax provision rates were 16.2% and 23.8%, respectively, which include the statutory federal income tax rate of 21% and other reconciling income tax items, including state income taxes and the impact of non-deductible expenses. For the year ended December 31, 2020, the lower effective tax rate was primarily due to pre-tax loss of $7.3 million and non-deductible expenses which resulted in a $1.2 million provision for income taxes. Our income tax provision rate may fluctuate each reporting period based on various factors including but not limited to, the amount of our non-deductible operating expenses, such as a portion of or crew per diem expenses, relative to our income before income taxes.

Net Income. Primarily due to the factors described above, we generated net loss of $8.5 million, or $0.17 loss per share, for the year ended December 31, 2020, compared to a net income of $340.1 million, or $6.62 per diluted share, for the year ended December 31, 2019.

Our Business Segments 2020 compared to 2019:

Prior to our sale of ExpressJet on January 22, 2019, our reporting segments consisted of the operations of SkyWest Airlines and ExpressJet, and the activities of SkyWest Leasing. We concluded the sale of ExpressJet did not meet the criteria for a discontinued operation. Following the sale of ExpressJet, our reporting segments include SkyWest Airlines and SkyWest Leasing.

Our chief operating decision maker analyzes the profitability of operating aircraft under our code-share agreements separately from the profitability of our financing new aircraft acquired through debt and cash placed under our capacity purchase agreements, currently consisting of our E175 fleet, and our return on such aircraft financing. More specifically, the SkyWest Leasing segment includes an allocation of revenue from our capacity purchase agreements attributed to our financing of new aircraft through debt and cash covered under such agreements (aircraft lease revenue), and the respective depreciation and interest expense of such financed aircraft. The SkyWest Leasing segment also includes the activity of acquiring and leasing used regional jet aircraft and regional aircraft engines to other entities. The SkyWest Leasing segment’s total assets and capital expenditures include new E175 aircraft acquired through the issuance of debt and our aircraft and engines leased to other entities.

The SkyWest Airlines segment includes all other revenue and operating expenses attributed to operating aircraft under our capacity purchase agreements and all revenue and operating expenses attributed to our prorate agreements and airport service agreements.

Corporate overhead expenses, primarily consisting of administrative labor costs, were allocated to the operating expenses of SkyWest Airlines, ExpressJet (prior to our sale of ExpressJet) and SkyWest Leasing. Overhead expenses allocated to SkyWest Leasing reflect our estimated labor expense incurred to support SkyWest Leasing activities.

The following table sets forth our segment data for the years ended December 31, 2020 and 2019 (in thousands):

	For the year ended December 31,
	(dollar amounts in thousands)
	2020	2019	$ Change	% Change
	Amount	Amount	Amount	Percent
Operating Revenues:
SkyWest Airlines operating revenue	$1,636,762	$2,478,681	$(841,919)	(34.0)%
ExpressJet operating revenues	—	24,050	(24,050)	(100.0)%
SkyWest Leasing operating revenues	490,344	469,232	21,112	4.5%
Total Operating Revenues	$2,127,106	$2,971,963	$(844,857)	(28.4)%
Airline Expenses:
SkyWest Airlines airline expense	$1,729,189	$2,228,157	$(498,968)	(22.4)%
ExpressJet airline expense	—	28,690	(28,690)	(100.0)%
SkyWest Leasing segment expense	412,288	330,613	81,675	24.7%
Total Airline Expense(1)	$2,141,477	$2,587,460	$(445,983)	(17.2)%
Segment profit (loss):
SkyWest Airlines segment profit (loss)	$(92,427)	$250,524	$(342,951)	(136.9)%
ExpressJet segment loss	—	(4,640)	4,640	(100.0)%
SkyWest Leasing segment profit	78,056	138,619	(60,563)	(43.7)%
Total Segment Profit (loss)	$(14,371)	$384,503	$(398,874)	(103.7)%
Interest Income	5,879	14,131	(8,252)	(58.4)%
Other Income, net	1,165	47,671	(46,506)	(97.6)%
Consolidated Income (Loss) Before Taxes	$(7,327)	$446,305	$(453,632)	(101.6)%
(1)	Total Airline Expense includes operating expense and interest expense

SkyWest Airlines Segment Profit. SkyWest Airlines segment profit decreased $343.0 million, or 136.9%, during 2020, compared to 2019.

SkyWest Airlines block hour production decreased to 973,338, or 33.5%, for 2020 from 1,464,405 for 2019, primarily due to reduced flight schedules in response to the COVID-19 pandemic. Significant items contributing to the SkyWest Airlines segment profit are set forth below.

SkyWest Airlines operating revenues decreased $841.9 million, or 34.0%, from 2019 to 2020 due to reduced flight schedules under our capacity purchase agreements, lower passenger demand and under our prorate agreements, and fewer flights we handled under our airport service agreements, collectively as a result of the COVID-19 pandemic. SkyWest Airlines capacity purchase agreement revenue decreased $570.1 million from 2019 to 2020 due to the reduction in flight scheduled and block hours, which included deferred revenue of $110.7 million of payments received under our capacity purchase agreements during 2020. SkyWest Airlines prorate and other revenue decreased $271.8 million from 2019 to 2020 due to decreased passenger demand and reduced flight schedules.

SkyWest Airlines airline expense decreased $499.0 million, or 22.4%, from 2019 to 2020 due to the following primary factors:

●	SkyWest Airlines’ salaries, wages and benefits expense decreased by $161.8 million, or 16.4%, primarily due to a reduction in direct labor costs that resulted from a significantly lower number of flights we operated during 2020 as a result the COVID-19 pandemic and reductions in overhead and other labor costs.

●	SkyWest Airlines’ aircraft maintenance, materials and repairs expense increased by $107.7 million, or 21.6%, primarily due to an increase in direct maintenance costs incurred on a portion of SkyWest Airlines’ CRJ200 and CRJ700 fleet intended to extend the operational performance and reliability of these older aircraft, including increased engine maintenance expense during 2020 compared to 2019.

●	SkyWest Airlines’ depreciation and amortization expense increased by $53.0 million, or 31.5%, primarily due to a shortened estimated useful life of our owned CRJ200 fleet that resulted in incremental depreciation expense during 2020.

●	SkyWest Airlines’ fuel expense decreased $57.4 million, or 48.2%, due to a decrease in the number of flights we operated under our prorate agreements and a corresponding decrease in gallons of fuel we purchased and a decrease in our average fuel cost per gallon from $2.51 in 2019 to $1.89 in 2020.

●	SkyWest Airlines’ recognized $345.5 million in payroll support grant proceeds we received through the CARES Act payroll support program as a reduction to our operating expenses in 2020. SkyWest Airlines did not have a comparable grant in 2019.

●	SkyWest Airlines’ included special items related to a non-cash write-off of $18.5 million in aircraft manufacturer part credits that we forfeited to settle future lease return obligations with the aircraft manufacturer during 2019. SkyWest Airlines did not have a comparable special items expense in 2020.

●	SkyWest Airlines’ remaining airline expenses decreased $76.4 million, or 17.4%, primarily related to a reduction in other operating costs that correspond to the significantly lower number of flights we operated during 2020 compared to 2019, such as crew per diem, crew hotel costs and simulator costs.

SkyWest Leasing Segment Profit. SkyWest Leasing profit decreased $60.6 million, or 43.7%, during 2020, compared to 2019, primarily related to credit loss reserves we recorded on a note receivable that originated from our sale of ExpressJet in 2019 that became uncertain during 2020 due to ExpressJet ceasing operations in 2020. Our credit loss reserves also increased due to reductions in credit ratings during 2020 on certain entities for which we have an outstanding accounts receivable or notes receivable. The reduction in the SkyWest Leasing segment was also due to additional depreciation expense resulting from a shortened estimated useful life of certain CRJ200 spare engines. These reductions were partially offset by an additional six new E175 aircraft added to our fleet subsequent to December 31, 2019.

Liquidity and Capital Resources

As of December 31, 2020, we had $825.9 million in cash and cash equivalents and marketable securities. As of December 31, 2020, we had $665.0 million available for borrowings under the Treasury Loan Agreement and $39.5 million available for borrowings under our line of credit. We have until May 28, 2021 to draw additional borrowings under the Treasury Loan Agreement. If we do not increase our borrowings under the Treasury Loan Agreement before May 28, 2021, our pledged collateral under the $725 million facility will be significantly reduced and any excess pledged collateral will be released and available to use for new debt, if needed. Given our available liquidity as of December 31, 2020 and given the measures we have implemented to reduce the impact of the COVID-19 pandemic on our financial position and operations, we believe the working capital currently available to us (including funds from government assistance provided or may be provided pursuant to the CARES Act and the 2021 Appropriations Act) will be sufficient to meet our present financial requirements, including planned capital expenditures, scheduled lease payments, debt service obligations for at least the next 12 months.

Our total of cash and marketable securities increased from $520.2 million as December 31, 2019 to $825.9 million as of December 31, 2020, or by $305.7 million. Our total long-term debt, including current maturities increased from $2,993.1 million as of December 31, 2019 to $3,203.7 million as of December 31, 2020, or by $210.6 million. Thus, our total long-term debt, net of cash and marketable securities, decreased from $2,472.9 million as of December 31, 2019 to $2,377.8 million as of December 31, 2020, or $95.2 million. At December 31, 2020, our total capital mix was 43.3% equity and 56.7% long-term debt, compared to 45.3% equity and 54.7% long-term debt at December 31, 2019.

As of December 31, 2020 and 2019, we had $61.1 million and $61.7 million, respectively, in letters of credit and surety bonds outstanding with various banks and surety institutions. We had no restricted cash as of December 31, 2020 and 2019.

Sources and Uses of Cash

Cash Position and Liquidity. The following table provides a summary of the net cash provided by (used in) our operating, investing and financing activities for the years ended December 31, 2020 and 2019, and our total cash and marketable securities position as of December 31, 2020 and December 31, 2019 (in thousands). See “Liquidity and Capital Resources” in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of our sources and used of cash in 2019 compared to 2018.

	For the year ended December 31,
	2020	2019	$ Change	% Change
Net cash provided by operating activities	$633,563	$721,030	$(87,467)	(12.1)%
Net cash used in investing activities	(683,471)	(657,034)	(26,437)	4.0%
Net cash provided by (used in) financing activities	178,425	(305,174)	483,599	(158.5)%

	December 31,	December 31,
	2020	2019	$ Change	% Change
Cash and cash equivalents	$215,723	$87,206	$128,517	147.4%
Marketable securities	610,185	432,966	177,219	40.9%
Total	$825,908	$520,172	$305,736	58.8%

Cash Flows provided by Operating Activities

Our cash flows provided by operating activities was $633.6 million in 2020, compared to $721.0 million in 2019. Our operating cash flows are typically impacted by various factors including our net income, adjusted for non-cash expenses and gains such as depreciation expense, stock-based compensation expense, and gains or losses on the disposal of assets; and timing of cash payments and cash receipts attributed to our various current asset and liability accounts, such as accounts receivable, inventory, accounts payable and accrued liabilities.

The decrease in our cash flow from operations in 2020 compared to 2019 was primarily due to a reduction in our net income of $348.6 million, the difference between net income of $340.1 million in 2019 and a net loss of $8.5 million in 2020, partially offset by an increase in non-cash depreciation expense of $106.9 million in 2020 from 2019, a decrease in deferred income taxes of $103.6 million in 2020 from 2019, and due to timing cash payments and cash receipts related to our current assets and liabilities in 2020 compared to 2019.

Cash Flows used in Investing Activities

Our cash flows used in investing activities was $683.5 million in 2020, compared to $657.0 million in 2019. Our investing cash flows are typically impacted by various factors including our capital expenditures, including the acquisition aircraft and spare engines; deposit payments and receipts on new aircraft; purchase and sales of marketable securities; proceeds from the sale of assets; and timing of cash payments and cash receipts attributed to our various long-term asset and long-term liability accounts.

The increase in our cash flow used in investing activities in 2020 compared to 2019 was primarily due to an increase cash used for purchases of marketable securities, net of sales of marketable securities, of $105.2 million in 2020 from $72.0 million in 2019 and an increase in our long-term assets resulting from an increase in long-term receivables from our major airline partners under our capacity purchase agreements. We amended certain debt agreements on our aircraft which suspended our obligation to make debt service payments for an approximate a six-month period during 2020. Concurrently, we suspended required aircraft ownership payments due to us from our major airline partners under our capacity purchase agreements during the same period. We anticipate collecting these payments from our major airline partners over the remaining contract terms, which was the primary factor in the increase in our long-term other assets of $94.3 million from December 31, 2019 to December 31, 2020.

The increase in our cash flows used in investing activities was significantly offset by reduction in capital expenditures of $223.6 million in 2020 from $661.9 million in 2019. During 2020, we acquired six new E175 aircraft and 22 used CRJ aircraft compared to ten new E175 aircraft and 85 used CRJ aircraft in 2019, including 56 used CRJ aircraft purchased under an early lease buyout in 2019.

Cash Flows provided by (used in) Financing Activities

Our cash flows provided by financing activities was $178.4 million in 2020, compared to cash used for financing activities of $305.2 million in 2019. Our investing cash flows are typically impacted by various factors including proceeds from issuance of debt, principal payments on debt obligations, repurchases our common stock and payment of cash dividends.

The $483.6 million increase in cash provided by financing activities included the additional proceeds from the issuance of long-term debt to Treasury of $105.2 million under the Payroll Support Program Agreement and $60.0 under the Treasury Loan Agreement during 2020. Additionally, we amended certain debt agreements on our aircraft which suspended our obligation to make debt service payments for an approximate a six-month period during 2020, which was the primary factor to our reduction in principal payments on long-term debt of $195.0 million from 2019 to 2020. See Significant Commitments and Obligations for our summary of principal maturities on our long-term debt for the next five years. We also reduced our cash used to repurchase shares of our common stock, treasury stock and payment of dividends by $16.1 million, $52.3 million, and $10.4 million, respectively, due to restrictions under the Payroll Support Program Agreement and the Treasury Loan Agreement that began in April 2020.

Significant Commitments and Obligations

General

The following table summarizes our commitments and obligations as noted for each of the next five years and thereafter (in thousands):

	Total	2021	2022	2023	2024	2025	Thereafter
Operating lease payments for aircraft and facility obligations	$359,740	$85,869	$77,780	$69,530	$28,091	$15,751	$82,719
Firm aircraft and spare engine commitments	547,900	479,164	68,736	—	—	—	—
Interest commitments(A)	547,569	122,194	106,252	88,501	72,329	57,108	101,185
Principal maturities on long-term debt	3,236,002	406,005	407,554	418,048	372,322	447,251	1,184,822
Total commitments and obligations	$4,691,211	$1,093,232	$660,322	$576,079	$472,742	$520,110	$1,368,726
(A)	At December 31, 2020, all of our total long-term debt associated with aircraft had fixed interest rates.

Purchase Commitments and Options

We are coordinating with our major airline partners and aircraft manufacturers on the timing of upcoming fleet deliveries under previously announced deals in response to COVID-19 schedule reductions. The anticipated future aircraft delivery dates are subject to change. As of December 31, 2020, we had a firm purchase commitment for 20 E175 aircraft from Embraer with scheduled delivery dates anticipated through 2022.

At the time of each aircraft acquisition, we evaluate the financing alternatives available to us, and select one or more of these methods to fund the acquisition. In recent years, we have issued long-term debt to finance our new aircraft. At present, we intend to fund our aircraft purchase commitments through cash on hand and debt financing. Based on current market conditions and discussions with prospective leasing organizations and financial institutions, we currently believe that we will be able to obtain financing for our committed acquisitions, as well as additional aircraft. We intend to finance the firm purchase commitment for 20 E175 aircraft with approximately 80-85% debt and the remaining balance with cash.

Aircraft Lease and Facility Obligations

We also have significant long-term lease obligations, primarily relating to our aircraft fleet. Excluding aircraft financed by our major partners that we operate for them under contract, we had 41 aircraft under lease with remaining terms ranging from less than one to ten years as of December 31, 2020. Future minimum lease payments due under all long-term operating leases were approximately $359.7 million at December 31, 2020. Assuming a 6.1% discount rate, which is the average incremental borrowing rate we anticipate we would have incurred on debt obtained over a similar term to acquire these assets, the present value of these lease obligations would have been equal to approximately $288.6 million at December 31, 2020.

Long-term Debt Obligations

As of December 31, 2020, we had $3.07 billion of long-term debt obligations related to the acquisition of aircraft and certain spare engines. The average effective interest rate on those long-term debt obligations was approximately 4.0% at December 31, 2020. We also had $165.2 million of long-term debt obligations under the Payroll Support Program Agreement and the Treasury Loan Agreement.

Under our capacity purchase arrangements, the major airline partners compensate us for our costs of owning or leasing the aircraft on a monthly basis. The aircraft compensation structure varies by agreement, but is intended to cover either our aircraft principal and interest debt service costs, our aircraft depreciation and interest expense or our aircraft lease expense costs while the aircraft is under contract.

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

Revenue Recognition

Flying agreements and airport customer service and other revenues are recognized when service is provided. Under our capacity purchase and prorate flying agreements with our major airline partners, our performance obligation is determined on a per completed flight basis. Under our capacity purchase agreements, the performance obligation of each completed flight is measured using block hours incurred for each completed flight, which factors the duration of each flight. Under our airport customer service agreements, our performance obligation is measured on per departure basis for each flight we provide customer service.

A portion of our compensation under our capacity purchase agreements is designed to reimburse us for the use of the aircraft we provide under such agreements. This compensation is deemed to be lease revenue, inasmuch as the agreements identify the “right of use” or a specific type and number of aircraft over the agreement term. The amount of compensation deemed to be lease revenue is determined from the agreed upon rates for the use of the aircraft included in each capacity purchase agreement, which we believe approximates fair value for the aircraft leases.

Additionally, under our capacity purchase agreements, we typically receive a fixed monthly payment for each aircraft under contract over the agreement term (“Fixed Monthly Payments”). We recognize revenue attributed to the Fixed Monthly Payments proportionate to the number of block hours complete during each reporting period, relative to the estimated number of block hours we anticipate completing over the remaining contract term. Due to the material decrease in completed block hours in 2020 from historical levels and from anticipated future levels over the remaining contract terms, we determined the amount of Fixed Monthly Payments we received in 2020 was disproportionately high relative to the number of block hours we completed during 2020. As of December 31, 2020, we deferred recognizing revenue of $110.7 million in Fixed Monthly Payments we received during the 2020 calendar year. We deferred recognizing revenue of $69.1 million during the second quarter of 2020 when we generated 126,026 block hours, $29.6 million during the third quarter of 2020 when we generated 222,561 block hours and $12.0 million during the fourth quarter of 2020 when we generated 267,528 block hours. The amount of deferred revenue from Fixed Monthly Payments we recognize will increase or decrease in future reporting periods depending on the number of block hours we complete during such reporting period and our then-current forecast of block hours we anticipate completing over the remaining contract term based on information available to us as that time. We anticipate we will continue to defer recognizing revenue into 2021 and may begin recognizing previously deferred amounts as revenue by late 2021 or in 2022, depending upon future block hour production and flight schedules.

Our revenues could be impacted by a number of factors, such as our flight schedules, passenger fares we receive under our prorate agreements, terminations, extensions or other amendments to our code-share agreements, our estimates used to determine the amount of revenue we defer under our capacity purchase agreements, and our ability to earn incentive payments contemplated under applicable agreements. In the event contracted rates are not finalized at a quarterly or annual financial statement date, we record that period’s revenues based on the lower of the prior period’s approved rates or our estimate of rates that will be implemented upon completion of negotiations. Also, in the event we have a reimbursement dispute with a major airline partner at a quarterly or annual financial statement date, we evaluate the dispute under established revenue recognition criteria and, provided the revenue recognition criteria have been met, we recognize revenue for that period based on our estimate of the resolution of the dispute. Our rates were finalized under our code-share agreements as of December 31, 2020.

Aircraft Leases

As of December 31, 2020, our fleet of aircraft in scheduled service included 41 aircraft under lease, excluding 58 aircraft financed by our major partners that we operate for them under contract. In order to determine the proper classification of our leased aircraft, we must make certain estimates at the inception of the lease relating to the economic useful life and the fair value of an asset as well as select an appropriate discount rate to be used in discounting future lease payments. These estimates are utilized by management in making computations as required by existing accounting standards that determine the lease classification. All of our aircraft leases have been classified as operating leases, which results in rental payments being charged to expense over the terms of the related leases. Under the majority of our operating leases, we are required to meet certain lease return conditions with the aircraft, which presumes a certain percent of the eligible flight time for certain components since the last overhaul remains when the aircraft is returned to the lessor. A liability for probable lease return costs is recorded after the aircraft has completed its last maintenance cycle prior to being returned. Several factors can impact the estimated liability for lease return costs including, but not limited to, timing of scheduled maintenance events and anticipated condition of the aircraft at the end of the lease term. We believe it is unlikely that materially different estimates for lease return obligations would be made or reported based on other reasonable assumptions or conditions suggested by actual historical experience and other data available at the time estimates were made.

Long-Lived Assets

As of December 31, 2020, we had approximately $5.4 billion of property and equipment and related assets net of accumulated depreciation. In accounting for these long-lived, we make estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the condition of the long-lived assets and operating cash flow losses associated with the use of the long-lived assets. When considering whether or not impairment of long-lived assets exists, we group similar assets together at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and compare the undiscounted cash flows for each asset group to the net carrying amount of the assets supporting the asset group. Asset groupings are done at the fleet type or contract level. Factors that may impact our estimates used for depreciation include anticipated useful lives of each aircraft type and estimated residual values of each aircraft. As we operate all of our aircraft under code-share agreements with our major airline partners, changes in anticipated demand by our major airline partners for regional aircraft may impact our estimated useful lives and residual values for our aircraft, spare engines and other long-lived assets. At December 31, 2020, we had 108 aircraft that were not in scheduled service with our partners, including 74 CRJ200s, 30 CRJ700s, and 4 CRJ900s. The CRJ200 aircraft that were removed from the Delta and American agreements were fully depreciated as of December 31, 2020. The remaining aircraft are in the process of being placed under a leasing arrangement with a third party, are aircraft transitioning between code-share agreements with our major airline partners and being used as supplemental spare aircraft or are available for future code-share agreements.

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

Our workers’ compensation liability includes estimated outstanding losses of unpaid claims and allocated loss adjustment expenses (“ALAE”), which includes case reserves, the development of known claims and incurred but not reported claims. ALAE are the direct expenses for settling specific claims. The amounts reflect per occurrence and annual aggregate limits maintained by us. The estimated liability analysis does not include estimating a provision for unallocated loss adjustment expenses. We believe that the liability recorded at December 31, 2020 is adequate to cover all workers' compensation claims incurred through December 31, 2020. If the actual costs of such claims and related expenses exceed the amount estimated, additional reserves may be required which could have a material negative effect on our operating results. Holding other factors constant, a 10 percent increase in our estimated workers compensation liability as of December 31, 2020, would have resulted in additional expense of approximately $2.1 million for the year ended December 31, 2020.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

In the past, we have not experienced difficulties with fuel availability and we currently expect to be able to obtain fuel at prevailing prices in quantities sufficient to meet our future needs. Pursuant to our contract flying arrangements, Delta, United, American and Alaska have agreed to bear the economic risk of fuel price fluctuations on our contracted flights. We bear the economic risk of fuel price fluctuations on our prorate operations. For each of the years ended December 31, 2020, 2019 and 2018, approximately 13%, 18% and 16% of our total flying agreements revenue was derived from prorate arrangements. For the years ended December 31, 2020, 2019 and 2018, the average price per gallon of aircraft fuel was $1.89, $2.51 and $2.60, respectively. For illustrative purposes only, we have estimated the impact of the market risk of fuel on our prorate operations using a hypothetical increase of 25% in the price per gallon we purchase. Based on this hypothetical assumption, we would have incurred an additional $15.4 million, $29.8 million and $29.4 million in fuel expense for the years ended December 31, 2020, 2019 and 2018, respectively.

Interest Rates

As of December 31, 2020, 97.7% of our total long-term debt had fixed interest rates. We currently intend to finance the acquisition of aircraft through manufacturer financing or long-term borrowings. Changes in interest rates may impact the actual cost to us to acquire future aircraft. To the extent we place new aircraft in service under our capacity purchase agreements with Delta, United, American, Alaska or other carriers, our capacity purchase agreements currently provide that reimbursement rates will be adjusted to reflect the interest rates effective at the closing of the respective aircraft financing.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information set forth below should be read together with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” appearing elsewhere herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of SkyWest, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SkyWest, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2021 expressed an unqualified opinion thereon.

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

Valuation of fixed overhead deferred revenue
Description of the Matter

At December 31, 2020, the Company’s deferred revenue balance totaled $110.7 million, which was presented as a component of other long-term liabilities on the balance sheet. As discussed in Note 1 to the consolidated financial statements, under the Company’s capacity purchase agreements, the Company is paid a fixed amount per aircraft each month over the contract term. The Company recognizes revenue related to the fixed amount per aircraft per month based upon completed block hours proportionate to total forecasted block hours over the contract term. To perform the allocation over the contract, the Company estimates revenue per block hour using historical data and forecasted flight activity and utilizing trends within the industry.

Auditing the forecasted block hours over the term of the contract, which is the primary input used in the deferred revenue calculation, required extensive audit effort due to the estimation uncertainty of the forecasted block hours over the contract term resulting from the COVID-19 pandemic.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of management’s controls over recognition and deferral of revenue related to block hours flown. This included controls over the forecasting process used to develop the estimated future block hours used in the calculation. We also tested controls over management’s review of the data used in the deferred revenue calculation.

To test the Company’s estimated deferred revenue liability, we performed audit procedures that included, among others, assessing the methodology and assumptions used by the Company in the deferred revenue calculation, including testing of the forecasted block hours and validating completeness and accuracy of the underlying data used by the Company. Specifically, we compared management’s forecasted block hours to historical flight activity, existing flight schedules with partner airlines and industry trends and publications. We evaluated management’s ability to accurately forecast flight activity by performing hindsight analyses comparing actual historical results to past forecasts, including forecasts developed during the COVID-19 pandemic. We also performed sensitivity analyses to understand the impact of fluctuations in forecasted block hours to the deferred revenue liability.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2003.

Salt Lake City, Utah

February 22, 2021

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

ASSETS

	December 31,	December 31,
	2020	2019
CURRENT ASSETS:
Cash and cash equivalents	$215,723	$87,206
Marketable securities	610,185	432,966
Income tax receivable	3,916	11,141
Receivables, net	34,462	82,977
Inventories, net	91,196	110,503
Other current assets	27,320	35,553
Total current assets	982,802	760,346

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	7,527,555	7,078,801
Deposits on aircraft	31,625	48,858
Buildings and ground equipment	258,863	265,398
	7,818,043	7,393,057
Less-accumulated depreciation and amortization	(2,455,995)	(1,998,376)
Total property and equipment, net	5,362,048	5,394,681

OTHER ASSETS
Operating lease right-of-use assets	282,362	336,009
Other long-term assets	260,410	166,093
Total other assets	542,772	502,102
Total assets	$6,887,622	$6,657,129

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(Dollars in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,	December 31,
	2020	2019
CURRENT LIABILITIES:
Current maturities of long-term debt	$402,158	$364,126
Accounts payable	278,677	284,473
Accrued salaries, wages and benefits	125,944	133,856
Current maturities of operating lease liabilities	82,641	94,806
Taxes other than income taxes	26,183	15,004
Other current liabilities	26,119	32,411
Total current liabilities	941,722	924,676

LONG-TERM DEBT, net of current maturities	2,801,538	2,628,989

DEFERRED INCOME TAXES PAYABLE	625,931	623,580

NONCURRENT OPERATING LEASE LIABILITIES	205,845	259,237

OTHER LONG-TERM LIABILITIES	173,041	45,633

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 82,094,985 and 81,742,937 shares issued, respectively	704,675	686,806
Retained earnings	2,052,006	2,079,179
Treasury stock, at cost, 31,913,635 and 31,420,179 shares, respectively	(617,136)	(590,971)
Total stockholders’ equity	2,139,545	2,175,014
Total liabilities and stockholders’ equity	$6,887,622	$6,657,129

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
OPERATING REVENUES:
Flying agreements	$2,060,801	$2,889,265	$3,169,520
Lease, airport services and other	66,305	82,698	52,159
Total operating revenues	2,127,106	2,971,963	3,221,679
OPERATING EXPENSES:
Salaries, wages and benefits	826,109	1,001,746	1,201,518
Aircraft maintenance, materials and repairs	618,989	514,313	556,259
Depreciation and amortization	474,959	368,098	334,589
Airport-related expenses	93,886	118,837	109,605
Aircraft rentals	65,316	71,998	154,945
Aircraft fuel	61,739	119,115	117,657
CARES Act payroll support grant	(345,491)	—	—
Special items	—	21,869	—
Other operating expenses	222,797	243,729	272,826
Total operating expenses	2,018,304	2,459,705	2,747,399
OPERATING INCOME	108,802	512,258	474,280
OTHER INCOME (EXPENSE):
Interest income	5,879	14,131	8,823
Interest expense	(123,173)	(127,755)	(120,409)
Other, net	1,165	47,671	3,620
Total other expense, net	(116,129)	(65,953)	(107,966)
INCOME (LOSS) BEFORE INCOME TAXES	(7,327)	446,305	366,314
PROVISION FOR INCOME TAXES	1,188	106,206	85,942
NET INCOME (LOSS)	$(8,515)	$340,099	$280,372

BASIC EARNINGS (LOSS) PER SHARE	$(0.17)	$6.68	$5.40
DILUTED EARNINGS (LOSS) PER SHARE	$(0.17)	$6.62	$5.30
Weighted average common shares:
Basic	50,195	50,932	51,914
Diluted	50,195	51,375	52,871

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(8,515)	$340,099	$280,372
Net unrealized appreciation on marketable securities, net of taxes	—	32	18
TOTAL COMPREHENSIVE INCOME (LOSS)	$(8,515)	$340,131	$280,390

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

						Accumulated
						Other
	Common Stock		Retained	Treasury Stock		Comprehensive
	Shares	Amount	Earnings	Shares	Amount	Income (Loss)	Total
Balance at December 31, 2017	80,398	672,593	1,516,957	(28,644)	(435,178)	(50)	1,754,322
Net income	—	—	280,372	—	—	—	280,372
Net unrealized appreciation on marketable securities, net of tax of $6	—	—	—	—	—	18	18
Exercise of common stock options and vested restricted stock units	780	2,174	—	—	—	—	2,174
Shares acquired from vested employee stock awards for income tax withholdings	—	—	—	(239)	(13,556)	—	(13,556)
Sale of common stock under employee stock purchase plan	61	3,038	—	—	—	—	3,038
Stock based compensation expense	—	13,105	—	—	—	—	13,105
Treasury stock purchases	—	—	—	(968)	(54,448)	—	(54,448)
Cash dividends declared ($0.40 per share)	—	—	(20,744)	—	—	—	(20,744)
Balance at December 31, 2018	81,239	690,910	1,776,585	(29,851)	(503,182)	(32)	1,964,281
Change in accounting principle and other (see Note 7)	—	—	(13,141)	—	—	—	(13,141)
Balance at December 31, 2018, as adjusted	81,239	690,910	1,763,444	(29,851)	(503,182)	(32)	1,951,140
Net income	—	—	340,099	—	—	—	340,099
Net unrealized appreciation on marketable securities, net of tax of $10	—	—	—	—	—	32	32
Exercise of common stock options and vested restricted stock units	707	3,106	—	—	—	—	3,106
Shares acquired from vested employee stock awards for income tax withholdings	—	—	—	(173)	(9,313)	—	(9,313)
Sale of common stock under employee stock purchase plan	65	3,165	—	—	—	—	3,165
Stock based compensation expense	—	5,770	—	—	—	—	5,770
Common stock purchased and cancelled	(268)	(16,145)		—	—	—	(16,145)
Treasury stock purchases	—	—	—	(1,396)	(78,476)	—	(78,476)
Cash dividends declared ($0.48 per share)	—	—	(24,364)	—	—	—	(24,364)
Balance at December 31, 2019	81,743	686,806	2,079,179	(31,420)	(590,971)	—	2,175,014
Change in accounting principle and other (see Note 1)	—	—	(11,639)	—	—	—	(11,639)
Balance at December 31, 2019, as adjusted	81,743	686,806	2,067,540	(31,420)	(590,971)	—	2,163,375
Net income (loss)	—	—	(8,515)	—	—	—	(8,515)
Exercise of common stock options and vested restricted stock units	287	38	—	—	—	—	38
Shares acquired from vested employee stock awards for income tax withholdings	—	—	—	(108)	(6,165)	—	(6,165)
Sale of common stock under employee stock purchase plan	65	2,781	—	—	—	—	2,781
Stock based compensation expense	—	6,802	—	—	—	—	6,802
Treasury stock purchases	—	—	—	(386)	(20,000)	—	(20,000)
Cash dividends declared ($0.14 per share)	—	—	(7,019)	—	—	—	(7,019)
Warrants issued under CARES Act agreements	—	8,248	—	—	—	—	8,248
Balance at December 31, 2020	82,095	$704,675	$2,052,006	(31,914)	$(617,136)	$—	$2,139,545

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(8,515)	$340,099	$280,372
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	474,959	368,098	334,589
Stock based compensation expense	6,802	10,274	13,105
Write-off of maintenance assets	3,255	—	—
Increase in credit loss reserves	17,087	—	—
Loss on disposal of fixed assets	445	—	—
Net increase in deferred income taxes	6,100	109,654	99,139
Gain on sale of ExpressJet subsidiary	—	(46,525)	—
Special items	—	21,869	—
Changes in operating assets and liabilities:
Decrease (increase) in receivables	26,831	(40,700)	(21,464)
Decrease (increase) in income tax receivable	7,225	14,795	(20,620)
Decrease (increase) in inventories	19,307	(4,303)	(7,935)
Decrease in other current assets	8,233	2,707	77,484
Decrease in operating lease right-of-use assets	53,647	—	—
Increase in operating lease liabilities	(65,557)	(895)	—
Increase in deferred revenue	110,728	—	—
Decrease in deferred aircraft credits	—	—	(14,243)
Increase (decrease) in accounts payable and other current liabilities	(26,984)	(54,043)	62,107
NET CASH PROVIDED BY OPERATING ACTIVITIES	633,563	721,030	802,534

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(1,347,775)	(1,938,750)	(2,308,768)
Sales of marketable securities	1,170,556	1,866,761	2,451,344
Net cash received from sale of ExpressJet subsidiary	—	53,200	—
Acquisition of property and equipment:
Aircraft and rotable spare parts	(425,618)	(581,329)	(1,062,380)
Buildings and ground equipment	(12,678)	(80,586)	(34,397)
Proceeds from the sale of aircraft, property and equipment	3,239	26,008	—
Deposits on aircraft	(9,625)	(52,817)	(41,937)
Return of deposits applied towards acquired aircraft	27,858	46,346	49,550
Decrease (increase) in other assets	(89,428)	4,133	(36,816)
NET CASH USED IN INVESTING ACTIVITIES	(683,471)	(657,034)	(983,404)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	406,364	200,040	784,665
Principal payments on long-term debt	(187,404)	(382,442)	(370,775)
Net proceeds from issuance of common stock	2,819	6,271	5,212
Purchase of treasury stock	(20,000)	(78,476)	(54,448)
Purchase of common stock	—	(16,145)	—
Employee income tax paid on vested equity awards	(6,165)	(9,313)	(13,556)
Payment of debt issuance cost	(4,130)	(1,642)	(3,892)
Payment of cash dividends	(13,059)	(23,467)	(19,744)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	178,425	(305,174)	327,462

Increase (decrease) in cash and cash equivalents	128,517	(241,178)	146,592
Cash and cash equivalents at beginning of period	87,206	328,384	181,792
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$215,723	$87,206	$328,384

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	Year Ended December 31,
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:	2020	2019	2018
Non-cash investing and financing activities:
Acquisition of rotable spare parts	$22,187	$16,514	$367
Debt assumed on aircraft acquired under operating leases	$—	$14,475	$59,132
Engines contributed to joint venture	$—	$22,313	$—
Non-cash assets used to acquire aircraft under operating leases	$—	$153,566	$—
Lease liability arising from the recognition of right-of-use asset	$—	$456,472	$—
Warrants issued under CARES Act agreements	$8,248	$—	$—
Cash paid during the period for:
Interest, net of capitalized amounts	$125,440	$131,733	$118,268
Income taxes	$1,780	$2,490	$2,661

SUPPLEMENTAL DISCLOSURE OF SALE OF SUBSIDIARY:
Decrease in carrying amount of assets	$—	$(101,448)	$—
Decrease in carrying amount of liabilities	—	68,341	—
Cash received from buyers	—	79,632	—
Gain on sale of subsidiary	$—	$46,525	$—

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(1) Nature of Operations and Summary of Significant Accounting Policies

SkyWest, Inc. (the “Company”), through its subsidiary, SkyWest Airlines, Inc. (“SkyWest Airlines”) operates the largest regional airline in the United States. On January 22, 2019, the Company completed the sale of its former wholly owned subsidiary, ExpressJet Airlines, Inc. (“ExpressJet”). As of December 31, 2020, SkyWest Airlines offered scheduled passenger service under code-share agreements with Delta Air Lines, Inc. (“Delta”), United Airlines, Inc. (“United”), American Airlines, Inc. (“American”) and Alaska Airlines, Inc. (“Alaska”) with approximately 1,770 total daily departures to destinations in the United States, Canada, Mexico and the Caribbean. Additionally, the Company provides airport customer service and ground handling services for other airlines throughout its system. As of December 31, 2020, the Company had 601 total aircraft in its fleet, including 452 aircraft in scheduled service under its code-share agreements, summarized as follows:

	CRJ200	CRJ700	CRJ900	E175	Total
Delta	26	6	39	71	142
United	104	19	—	90	213
American	—	65	—	—	65
Alaska	—	—	—	32	32
Aircraft in scheduled service	130	90	39	193	452
Leased to third parties	2	34	5	—	41
Other*	74	30	4	—	108
Total Fleet	206	154	48	193	601

*As of December 31, 2020, these aircraft have been removed from service and are in the process of being placed under a leasing arrangement with a third party, are aircraft transitioning between code-share agreements with the Company’s major airline partners and being used as a supplemental spare aircraft, or are in the process of being parted out.

For the year ended December 31, 2020, approximately 47.1% of the Company’s aircraft in scheduled service operated for United, approximately 31.4% was operated for Delta, approximately 14.4% was operated for American and approximately 7.1% was operated for Alaska.

SkyWest Airlines has been a code-share partner with Delta since 1987, United since 1997, Alaska since 2011 and American since 2012. As of December 31, 2020, SkyWest Airlines operated as a Delta Connection carrier primarily in Salt Lake City, Detroit and Minneapolis, a United Express carrier primarily in Los Angeles, San Francisco, Denver, Houston, Chicago and the Pacific Northwest, an American carrier primarily in Chicago, Dallas, Los Angeles and Phoenix and an Alaska carrier primarily in the Pacific Northwest.

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

In preparing the accompanying consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after December 31, 2020, through the filing date of the Company’s annual report with the U.S. Securities and Exchange Commission.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had no restricted cash as of December 31, 2020 and 2019.

Marketable Securities

The Company’s investments in debt securities are classified as available-for-sale and are reported at fair market value with the net unrealized appreciation reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. At the time of sale, any realized appreciation or depreciation, calculated by the specific identification method, is recognized in other income and expense. At December 31, 2020 and 2019, the fair market value of the available-for-sale securities was the amortized cost. The Company’s position in marketable securities as of December 31, 2020 and 2019 was as follows (in thousands):

		Gross unrealized	Gross unrealized
At December 31, 2020	Amortized Cost	holding gains	holding losses	Fair market value
Total cash and cash equivalents	$215,723	$—	$—	$215,723
Marketable securities:
Bond and bond funds	$117,928	$—	$—	$117,928
Commercial Paper	492,257	—	—	492,257
Total marketable securities	$610,185	$—	$—	$610,185
Total assets measured at fair value	$825,908	$—	$—	$825,908

		Gross unrealized	Gross unrealized
At December 31, 2019	Amortized Cost	holding gains	holding losses	Fair market value
Total cash and cash equivalents	$87,206	$—	$—	$87,206
Marketable securities:
Bond and bond funds	$267,243	$—	$—	$267,243
Commercial Paper	165,723	—	—	165,723
Total marketable securities	$432,966	$—	$—	$432,966
Total assets measured at fair value	$520,172	$—	$—	$520,172

As of December 31, 2020 and 2019, the Company had classified $610.2 million and $433.0 million of marketable securities, respectively, as short-term since it had the ability to redeem the securities within one year.

Inventories

Inventories include expendable parts, fuel and supplies and are valued at cost (FIFO basis) less an allowance for obsolescence based on historical results, excess parts and management’s expectations of future operations. Expendable inventory parts are charged to expense as used. An obsolescence allowance for flight equipment expendable parts is accrued based on estimated lives of the corresponding fleet types and salvage values. The inventory allowance as of December 31, 2020 and 2019 was $19.7 million and $15.9 million, respectively.

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

Impairment of Long-Lived Assets

As of December 31, 2020, the Company had approximately $5.4 billion of property and equipment and related assets. In accounting for these long-lived and intangible assets, the Company makes estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the condition of the long-lived assets and operating cash flow losses associated with the use of the long-lived assets. On a periodic basis, the Company evaluates whether impairment indicators are present. When considering whether or not impairment of long-lived assets exists, the Company groups similar assets together at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and compare the undiscounted cash flows for each asset group to the net carrying amount of the assets supporting the asset group. Asset groupings are done at the fleet or contract level.

The Company did not recognize any impairment charges of long-lived assets during the years ended December 31, 2020, 2019 and 2018.

Capitalized Interest

Interest is capitalized on aircraft purchase deposits as a portion of the cost of the asset and is depreciated over the estimated useful life of the asset. During the years ended December 31, 2020, 2019 and 2018, the Company capitalized interest costs of approximately $1.7 million, $1.6 million, and $1.5 million, respectively.

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

The costs of maintenance for airframe and avionics components, landing gear and other recurring maintenance are expensed as incurred. During the year ended December 31, 2020, the Company wrote-off $3.7 million of long-lived maintenance assets at maintenance locations the Company vacated during the year.

Flying Agreements and Airport Customer Service and Other Revenues

The Company recognizes flying agreements revenue and airport customer service and other revenues when the service is provided under its code-share agreements. Under the Company’s fixed-fee arrangements (referred to as “capacity purchase agreements”, “fixed-fee arrangements,” or “fixed-fee contracts”) with Delta, United, American and Alaska (each, a “major airline partner”), the major airline partner generally pays the Company a fixed-fee for each departure, flight hour (measured from takeoff to landing, excluding taxi time) or block hour (measured from takeoff to landing, including taxi time) incurred, and an amount per aircraft in service each month with additional incentives based on flight completion and on-time performance. The major airline partner also directly pays for or reimburses the Company for certain direct expenses incurred under the capacity purchase arrangement, such as fuel, airport landing fees and airport rents. Under the capacity purchase arrangements, the Company’s performance obligation is met and revenue is recognized when each flight is completed, measured in completed block hours, and is reflected in flying agreements revenue. The transaction price for the capacity purchase agreements is determined from the fixed-fee consideration, incentive consideration and directly reimbursed expenses earned as flights are completed over the agreement term. For the year ended December 31, 2020, capacity purchase arrangements represented approximately 87.0% of the Company’s flying agreements revenue.

Under the Company’s prorate arrangements (referred to as a “prorate” or “revenue-sharing” arrangement), the major airline partner and the Company negotiate a passenger fare proration formula, pursuant to which the Company receives a percentage of the ticket revenues for those passengers traveling for one portion of their trip on a Company airline and the other portion of their trip on the major airline partner. Under the Company’s prorate flying agreements, the performance obligation is met and revenue is recognized when each flight is completed based upon the portion of the prorate passenger fare the Company anticipates that it will receive for each completed flight. The transaction price for the prorate agreements is determined from the proration formula derived from each passenger ticket amount on each completed flight over the agreement term. For the year ended December 31, 2020, prorate flying arrangements represented approximately 13.0% of the Company’s flying agreements revenue.

Lease, airport services and other revenues primarily consist of ground handling functions, such as gate and ramp agent services at applicable airports where the Company provides such services. The transaction price for airport customer service agreements is determined from an agreed-upon rate by location applied to the applicable number of flights handled by the Company over the agreement term. Additionally, airport customer service and other revenues includes revenue generated from aircraft and spare engines leased to third parties. Of the Company’s $5.4 billion of property and equipment, net as of December 31, 2020, $271.1 million of regional jet aircraft and spare engines were leased to third parties under operating leases. The Company mitigates the residual asset risks of these assets by leasing aircraft and engine types that can be operated by the Company in the event of a default. A portion of the Company’s leases to third parties contain variable payments from lessees based on departures where the Company pays for maintenance. Additionally, the operating leases typically have specified lease return condition requirements paid by the lessee to the Company and the Company typically maintains inspection rights under the leases.

The following table represents the Company’s flying agreements revenue by type for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	For the year ended December 31,
	2020	2019	2018
Capacity purchase agreements revenue: flight operations	$945,008	$1,538,062	$1,856,253
Capacity purchase agreements revenue: aircraft lease	846,933	830,247	814,518
Prorate agreements revenue	268,860	520,956	498,749
Flying agreements revenue	$2,060,801	$2,889,265	$3,169,520

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

Under the Company’s capacity purchase agreements, the Company is paid a fixed amount per month per aircraft over the contract term. The Company recognizes revenue attributed to the Fixed Monthly Payments proportionate to the number of block hours complete during each reporting period, relative to the estimated number of block hours we anticipate completing over the remaining contract term. Due to the material decrease in completed block hours in 2020 from historical levels and from anticipated future levels over the remaining contract terms, the Company determined the amount of Fixed Monthly Payments received in 2020 was disproportionately high relative to the number of block hours completed during 2020. The Company anticipates the future number of block hours it will complete over the remaining capacity purchase agreements will significantly increase from 2020 levels. Accordingly, the Company deferred recognizing revenue of $110.7 million of fixed monthly cash payments the Company received under its capacity purchase agreements during 2020. The Company’s deferred revenue related to the fixed payments will adjust over the remaining contract term for each capacity purchase agreement based on the number of block hours it completes each reporting period relative to the number of block hours it anticipates completing over the remaining contract term of each capacity purchase agreement.

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

The following summarizes the significant provisions of each code-share agreement the Company has with each major airline partner through SkyWest Airlines:

Delta Connection Agreements

Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
Delta Connection Agreement (capacity purchase arrangement)	● E175 ● CRJ 900 ● CRJ 700	71 39 6	● Individual aircraft have scheduled removal dates from 2021 to 2030 ● The average remaining term of the aircraft under contract is 5.7 years
Delta Connection Prorate Agreement (prorate arrangement)	● CRJ 200	26	● Terminable with 30-day notice

United Express Agreements

Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
United Express Agreements (capacity purchase arrangement)	● E175 ● CRJ 700 ● CRJ 200	90 19 70	● Individual aircraft have scheduled removal dates under the agreement between 2022 and 2029 ● The average remaining term of the aircraft under contract is 4.9 years
United Express Prorate Agreement (prorate arrangement)	● CRJ 200	34	● Terminable with 120-day notice

American Capacity Purchase Agreement

Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
American Agreement (capacity purchase arrangement)	● CRJ 700	65	● Individual aircraft have scheduled removal dates from 2022 to 2026 ● The average remaining term of the aircraft under contract is 3.3 years

Alaska Capacity Purchase Agreement

Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
Alaska Agreement (capacity purchase arrangement)	● E175	32	● Individual aircraft have scheduled removal dates from 2027 to 2030 ● The average remaining term of the aircraft under contract is 8.2 years

In addition to the contractual arrangements described above, as of December 31, 2020, SkyWest Airlines entered into a capacity purchase agreement with American to place 20 E175 aircraft into service. The delivery dates for the 20 new E175 aircraft are currently scheduled for 2021 and 2022 and the aircraft are expected to be placed into service in 2022. SkyWest Airlines also entered into an agreement with American to place 25 used CRJ700s under a multi-year capacity purchase agreement beginning in 2021. Final delivery dates may be adjusted based on various factors.

SkyWest Airlines also entered into an agreement with Delta to place one CRJ900 aircraft under a capacity purchase agreement in 2021. The Company anticipates Delta will acquire the aircraft and SkyWest operate the aircraft.

When an aircraft is scheduled to be removed from a capacity purchase arrangement, the Company may, as practical under the circumstances, negotiate an extension with the respective major airline partner, negotiate the placement of the aircraft with another major airline partner, return the aircraft to the lessor if the aircraft is leased and the lease is expiring, place owned aircraft for sale, or pursue other uses for the aircraft. Other uses for the aircraft may include placing the aircraft in a prorate arrangement, leasing the aircraft to a third party or parting out the aircraft to use the engines and parts as spare inventory or to lease the engines to a third party.

The following table represents the Company’s lease, airport services and other revenues for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	For the year ended December 31,
	2020	2019	2018
Airport customer service and other revenue	$25,804	$45,538	$48,236
Operating lease income relating to lease payments	34,791	27,552	3,923
Operating lease income relating to variable lease payments	5,710	9,608	—
Lease, airport services and other	$66,305	$82,698	$52,159

The following table summarizes future minimum rental income under operating leases primarily related to leased aircraft that had remaining non-cancelable lease terms as of December 31, 2020 (in thousands):

2021	$43,573
2022	43,390
2023	42,837
2024	42,530
2025	39,082
Thereafter	155,089
$366,501

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

As of December 31, 2020, the Company had $34.5 million in accounts receivable of which $27.5 million related to flying agreements. As of December 31, 2019, the Company had $83.0 million in accounts receivable of which $58.8 million related to flying agreements.

Allowance for Credit Losses

The Company monitors publicly available credit ratings for entities for which the Company has a significant receivable balance. As of December 31, 2020, the Company had gross receivables of $56.1 million in current assets and gross receivables of $157.4 million in other long-term assets. The Company has established credit loss reserves based on publicly available historic default rates issued by a third party for companies with similar credit ratings, factoring in the term of the respective accounts receivable or note receivable. During the twelve months ended December 31, 2020, the collectability on a note receivable from Kair Enterprises, Inc. associated with the Company’s sale of ExpressJet in 2019 became uncertain due to ExpressJet ceasing operations during the year and the credit ratings were lowered on certain entities for which the Company has outstanding accounts receivable or notes receivable, which were the primary drivers for the increase in the Company’s credit loss reserve when benchmarked against historic default rates as of January 1, 2020, when the Company adopted Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments” (“Topic 326”).

The following table summarizes the changes in allowance for credit losses:

Allowance for Credit Losses
Balance at January 1, 2020	$15,388
Additions to credit loss reserves	30,837
Write-offs charged against allowance	—
Balance at December 31, 2020	$46,225

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

Net Income (Loss) Per Common Share

Basic net income (loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income (loss) per common share. During the year ended December 31, 2020, 1,074,375 shares reserved for the issuance of employee equity awards and warrants to acquire the Company’s common stock were excluded in the computation of Diluted EPS since the Company reported a net loss for the year ended December 31, 2020. During the year ended December 31, 2019, 150,000 performance share units (at target performance) were excluded in the computation of Diluted EPS since the Company had not achieved the minimum target thresholds as of December 31, 2019. During the year ended December 31, 2018, 207,000 performance share units (at target performance) were excluded in the computation of Diluted EPS since the Company had not achieved the minimum target thresholds as of December 31, 2018. The calculation of the weighted average number of common shares outstanding for Basic EPS and Diluted EPS are as follows for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net income (loss)	$(8,515)	$340,099	$280,372
Denominator:
Basic earnings per share weighted average shares	50,195	50,932	51,914
Dilution due to stock options and restricted stock units	—	443	957
Diluted earnings per share weighted average shares	50,195	51,375	52,871
Basic earnings (loss) per share	$(0.17)	$6.68	$5.40
Diluted earnings (loss) per share	$(0.17)	$6.62	$5.30

Comprehensive Income (Loss)

Comprehensive income (loss) includes charges and credits to stockholders’ equity that are not the result of transactions with the Company’s shareholders, including changes in unrealized appreciation on marketable debt securities.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for receivables and accounts payable approximate fair values because of the immediate or short-term maturity of these financial instruments. Marketable securities are reported at fair value based on market quoted prices in the consolidated balance sheets. If quoted prices in active markets are no longer available, the Company has estimated the fair values of these securities utilizing a discounted cash flow analysis. These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. The fair value of the Company’s long-term debt is estimated based on current rates offered to the Company for similar debt and was approximately $3,244.0 million as of December 31, 2020, as compared to the carrying amount of $3,236.0 million as of December 31, 2020. The Company’s fair value of long-term debt as of December 31, 2019 was $3,049.1 million as compared to the carrying amount of $3,017.5 million as of December 31, 2019.

Segment Reporting

Generally accepted accounting principles require disclosures related to components of a company for which separate financial information is available to, and regularly evaluated by, the Company’s chief operating decision maker when deciding how to allocate resources and in assessing performance. The Company’s three operating segments (prior to the sale of ExpressJet in January 2019) consist of the operations conducted by SkyWest Airlines, ExpressJet (for the periods owned by the Company) and SkyWest Leasing. Following the sale of ExpressJet, the Company has two reportable segments: SkyWest Airlines and SkyWest Leasing. Information pertaining to the Company’s reportable segments is presented in Note 3, Segment Reporting.

Recent Accounting Pronouncements

Recently Adopted Standards

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments” (“Topic 326”), which requires measurement and recognition of expected credit losses for financial assets held and requires enhanced disclosure regarding significant estimates and judgments used in estimating credit losses. Topic 326 is effective for the Company beginning January 1, 2020. The Company adopted Topic 326 on January 1, 2020. The Company’s primary financial assets as of December 31, 2019 included trade receivables from its flying agreements, a note receivable from the sale of ExpressJet, and receivables from aircraft manufacturers and other third parties in the airline industry. The Company recorded a credit loss of $11.6 million net of income tax in conjunction with the adoption of Topic 326. The Company recorded this credit loss as a January 1, 2020 beginning balance sheet entry to retained earnings (net of income tax). See Note 1, “Flying Agreements Revenue and Lease, Airport Services and Other Revenues,” for more information on the application of Topic 326 on the Company’s results for 2020.

(2) Impact of the COVID-19 Pandemic

COVID-19, which was declared a global health pandemic by the World Health Organization in March 2020, has continued to spread around the world and driven the implementation and continuation of significant, government-imposed measures to prevent or reduce its spread, including travel restrictions, closing of borders, “shelter in place” orders and business closures. Consequently, the Company and its major airline partners, have experienced an unprecedented decline in the demand for air travel, which has materially and adversely affected the Company’s revenues, particularly under its prorate arrangements. The continued spread of the virus and the ongoing global pandemic has affected nearly all of the domestic and international networks of the Company’s major airline partners for whom it conducts flight operations and relies on to set its flight schedules. While the length and severity of the reduction in demand due to COVID-19 are uncertain, the Company presently expects a continued significant negative impact on its results of operations at a minimum through 2021.

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

Focus on the Personal Safety of Passengers and Employees. The safety and well-being of the Company’s passengers and employees are the Company’s priorities in every decision it makes. As the COVID-19 pandemic has developed, the Company has taken numerous steps to help passengers and employees take appropriate safety measures on the ground and in the air in keeping with current Centers for Disease Control and Prevention recommendations, including:

●	Working with the Company’s major airline partners to enhance its aircraft cleaning procedures.
●	Working with the Company’s major airline partners to provide masks for crewmembers and ensuring that all fleet service personnel have the necessary personal protective equipment for disinfecting the aircraft.
●	Providing a number of options to employees who are diagnosed with COVID-19, including pay protection and extended leave options.
●	Implementing workforce social distancing and protection measures, and enhanced cleaning of the Company’s facilities, including training facilities, using methods and products similar to what the Company is using on its aircraft.

Capacity Reductions. Beginning in March 2020, the Company and its major airline partners experienced an unprecedented decrease in demand for air travel and expect this decline from 2019 levels to continue throughout 2021 and possibly thereafter. The Company depends on its major airline partners to contract with the Company to operate scheduled flights. Therefore, in response to this decreased demand, the Company has significantly reduced its capacity. During the year ended December 31, 2020, the Company’s number of departures and block hours each decreased 30.5% and 33.5%, respectively, from the year ended December 31, 2019. The number of daily scheduled flights operated by the Company may not return to pre-COVID-19 levels by the end of 2021 or possibly thereafter. The Company will continue to work with its major airline partners regarding future schedules and make demand-driven adjustments to its capacity as needed. The Company removed 55 CRJ200 aircraft that were operating under the SkyWest Airlines Delta Connection Agreement as a result of contract expirations that were not extended during the 2020 calendar year. The Company additionally terminated its American Prorate Agreement on seven CRJ200 aircraft in the second quarter of 2020 and the Company may have further reductions in the number of CRJ200 aircraft operating under its other prorate agreements. The Company may receive requests by its major airline partners to defer deliveries of new or used aircraft that were previously scheduled for delivery in 2021 and 2022.

Cost Reductions. With the reduction in revenue, the Company has, and may continue to implement, cost saving initiatives, including:

●	Reducing employee-related costs including by:
o	Offering voluntary unpaid leave to employees.
o	Suspending all non-scale pay increases.
o	Instituting a company-wide hiring freeze.
●	Delaying non-essential projects and reducing or suspending other discretionary spending.

Liquidity. At December 31, 2020, the Company had $1,530.4 million in total available liquidity, consisting of $825.9 million in cash and marketable securities, $39.5 million available under SkyWest Airlines’ line of credit and an additional $665.0 million related to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) under the Company’s secured loan with the U.S. Department of the Treasury (“Treasury”).

CARES Act. On March 27, 2020, President Trump signed the CARES Act into law. The CARES Act is a relief package intended to assist many aspects of the U.S. economy, including providing the airline industry with up to $25 billion in grants to be used for employee wages, salaries and benefits.

In April 2020, SkyWest Airlines entered into an agreement with Treasury to receive $438.0 million in emergency relief through the CARES Act payroll support program to be paid in installments from April to September 2020, which was amended and increased to $450.7 million. SkyWest Airlines received the $450.7 million in the aggregate under the payroll support program during the year ended December 31, 2020. The relief payments are conditioned on the Company’s agreement to, among other things, refrain from conducting involuntary employee layoffs or furloughs through September 30, 2020. Other conditions include bans on share repurchases and dividends through September 30, 2021, continuing essential air service as directed by the U.S. Department of Transportation and certain limitations on executive compensation. The relief payments received under the CARES Act payroll support program included $345.5 million in a grant and $105.2 million in an unsecured 10-year loan. The loan bears interest at an annual rate of 1.00% for the first five years (through April 2025) and the Secured Overnight Financing Rate plus 2.00% in the final five years. In return, the Company issued to Treasury warrants to purchase 370,720 shares of the Company’s common stock. These warrants have an exercise price of $28.38 per share and a five-year term from the date of issuance.

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

During the year ended December 31, 2020, the Company recognized $345.5 million of grant proceeds received under the CARES Act payroll support program, as a reduction in payroll expense. See Note 4, "Long-Term Debt," for further discussion of the unsecured loans and warrants to acquire the Company’s shares issued under the CARES Act payroll support program.

The CARES Act also provides for up to $25 billion in secured loans to the airline industry. In September 2020 the Company entered into a secured loan and guarantee agreement with Treasury (the “Treasury Loan Agreement”), which permits the Company to borrow up to $573 million. Subsequently, on October 28, 2020, the Company entered into an amendment to the Treasury Loan Agreement that permits the Company to borrow up to $725 million in the aggregate. As of December 31, 2020, the Company has borrowed $60 million and may, at its option, borrow additional amounts in up to two subsequent borrowings until May 28, 2021. The proceeds are to be used for certain general corporate purposes and operating expenses in accordance with the terms and conditions of the Treasury Loan Agreement and the applicable provisions of the CARES Act. The loan will bear interest at a variable rate per annum equal to the London interbank offer rate divided by one minus the Eurodollar Reserve Percentage (as defined in the Treasury Loan Agreement) plus 3.00%. The applicable interest rate for the $60 million loan will be 3.22% per annum through September 15, 2021 at which time the interest rate will reset in accordance with the foregoing formula. In return, the Company agreed to issue to Treasury warrants to purchase shares of the Company’s common stock based on a debt coverage ratio and amounts drawn under the facility. The Company issued warrants to purchase 211,416 shares of the Company’s common stock to Treasury in conjunction with the Company’s $60 million borrowing under the facility. These warrants have an exercise price of $28.38 per share and a five-year term from the date of issuance.

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

The Company’s chief operating decision maker analyzes the profitability of operating new aircraft financed through the issuance of debt, including the Company’s E175 fleet, separately from the profitability of the Company’s capital deployed for ownership and financing of such aircraft. The SkyWest Airlines segment includes revenue earned under the applicable capacity purchase contracts attributed to operating such aircraft and the respective operating costs. The SkyWest Leasing segment includes applicable revenue earned under the applicable capacity purchase contracts attributed to the ownership of new aircraft acquired through the issuance of debt and the respective depreciation and interest expense of such aircraft. The SkyWest Leasing segment also includes the activity of leasing regional jet aircraft and spare engines to third parties. The SkyWest Leasing segment’s total assets and capital expenditures include new aircraft acquired through the issuance of debt and assets leased to third parties.

The following represents the Company’s segment data for the years ended December 31, 2020, 2019 and 2018 (in thousands).

	Year Ended December 31, 2020
	SkyWest
	Airlines	SkyWest Leasing	Consolidated
Operating revenues	$1,636,762	$490,344	$2,127,106
Operating expense	1,716,808	301,496	2,018,304
Depreciation and amortization expense	221,216	253,743	474,959
Interest expense	12,381	110,792	123,173
Segment profit (loss) (1)	(92,427)	78,056	(14,371)
Total assets	2,804,259	4,083,363	6,887,622
Capital expenditures (including non-cash)	124,825	335,658	460,483

	Year Ended December 31, 2019
	SkyWest
	Airlines	ExpressJet	SkyWest Leasing	Consolidated
Operating revenues	$2,478,681	$24,050	$469,232	$2,971,963
Operating expense	2,214,632	28,690	216,383	2,459,705
Depreciation and amortization expense	168,246	971	198,881	368,098
Special items	18,508	3,361	—	21,869
Interest expense	13,525	—	114,230	127,755
Segment profit (loss) (1)	250,524	(4,640)	138,619	384,503
Total assets	2,728,964	—	3,928,165	6,657,129
Capital expenditures (including non-cash)	270,191	—	576,279	846,470

	Year Ended December 31, 2018
	SkyWest
	Airlines	ExpressJet	SkyWest Leasing	Consolidated
Operating revenues	$2,346,251	$564,202	$311,226	$3,221,679
Operating expense	2,022,560	577,608	147,231	2,747,399
Depreciation and amortization expense	155,511	37,290	141,788	334,589
Interest expense	17,021	2,340	101,048	120,409
Segment profit (loss) (1)	306,670	(15,746)	62,947	353,871
Total assets	2,531,707	279,303	3,502,202	6,313,212
Capital expenditures (including non-cash)	149,731	10,137	996,408	1,156,276
(1)	Segment profit is operating income less interest expense

(4) Long-term Debt

Long-term debt consisted of the following as of December 31, 2020 and 2019 (in thousands):

	December 31,	December 31,
	2020	2019
Notes payable to a financing company, due in semi-annual installments, with a fixed interest rate of 3.25% through 2021, secured by aircraft	$6,205	$18,412
Notes payable to banks, due in semi-annual installments plus interest at 6.24% to 6.51% through 2021, secured by aircraft	7,608	22,557
Notes payable to banks, due in monthly or semi-annual installments, plus interest at 2.68% to 6.86% through 2029, secured by aircraft	424,407	438,878
Notes payable to banks, due in quarterly installments, plus interest at 2.33% to 5.08% through 2032, secured by aircraft	2,618,777	2,537,676
Notes payable to bank, due in monthly installments interest based on LIBOR plus interest spread at 2.65% through 2021	13,795	—
Notes payable to US Government, interest due quarterly based on LIBOR plus interest spread currently at 3.22% through 2025, secured by parts and engines	60,000	—
Notes payable to US Government, interest due quarterly at 1.00% through 2025 and based on SOFR plus spread from 2025 through 2030, unsecured	105,210	—
Long-term debt	$3,236,002	$3,017,523
Current portion of long-term debt	(406,005)	(367,954)
Less long-term portion of unamortized debt issue cost, net	(28,459)	(20,580)
Long-term debt, net of current maturities and debt issue costs	$2,801,538	$2,628,989

Current portion of long-term debt	406,005	367,954
Less current portion of unamortized debt issue cost, net	(3,847)	(3,828)
Current portion of long-term debt, net of debt issue costs	$402,158	$364,126

During 2020, the Company took delivery of six new E175 aircraft that the Company financed through $107.7 million of long-term debt. The debt associated with the six E175 aircraft has a 12-year term, is due in quarterly installments with fixed annual interest rates of 2.3% to 3.45% and is secured by the E175 aircraft.

During 2020, the Company took delivery of 21 used CRJ700 aircraft that the Company financed through $133.5 million of long-term debt. The debt associated with the 10 of the CRJ700 aircraft has a 7.5-year term, is due in quarterly installments with fixed annual interest rates of 3.5% and is secured by the CRJ700 aircraft. The debt associated with 11 of the CRJ700 aircraft has a 5-year term, is due in monthly installments with fixed annual interest rates of 4.0% and is secured by the CRJ700 aircraft.

During 2020, in connection with the CARES Act payroll support program, the Company issued to Treasury a promissory note for an aggregate principal amount of $105.2 million and issued warrants to purchase 370,720 shares of the Company’s common stock. The Company has recorded the value of the promissory note and warrants on a relative fair value basis as $105.2 million of long-term debt and $5.0 million in common stock, respectively. These warrants have an exercise price of $28.38 per share and a five-year term from the date of issuance.

Additionally, during 2020, in connection with the CARES Act, the Company entered into the Treasury Loan Agreement with Treasury which permits the Company to borrow up to $573 million. Subsequently, on October 28, 2020, the Company entered into an amendment to the Treasury Loan Agreement that permits the Company to borrow up to $725 million in the aggregate. As of December 31, 2020, the Company has drawn $60 million under the agreement and issued warrants to purchase 211,416 shares of the Company’s common stock. The Treasury Loan Agreement is secured by aircraft engines and aircraft parts. The Company may, at its option, borrow additional amounts in up to two subsequent borrowings until May 28, 2021. The proceeds will be used for certain general corporate purposes and operating expenses in accordance with the terms and conditions of the Treasury Loan Agreement and the applicable provisions of the CARES Act. The Company has recorded the value of the promissory note and warrants on a relative fair value basis as $60 million of long-term debt and $3.2 million in common stock, respectively. These warrants have an exercise price of $28.38 per share and a five-year term from the date of issuance.

As of December 31, 2020, and 2019, the Company had $3.07 billion and $3.02 billion, respectively, of long-term debt obligations primarily related to the acquisition of aircraft and certain spare engines. The average effective interest rate on the debt related to those long-term debt obligations at December 31, 2020 and 2019, was approximately 4.0% and 4.2%, respectively.

During the year ended December 31, 2019, the Company used $30.1 million in cash to extinguish $30.1 million in debt early. These payments did not result in a pre-tax gain or loss in the consolidated statements of comprehensive income (loss).

The aggregate amounts of principal maturities of long-term debt as of December 31, 2020 were as follows (in thousands):

2021	$406,005
2022	407,554
2023	418,048
2024	372,322
2025	447,251
Thereafter	1,184,822
$3,236,002

As of December 31, 2020 and 2019, SkyWest Airlines had a $75 million line of credit. The line of credit includes minimum liquidity and profitability covenants and is secured by certain assets. As of December 31, 2020, the Company obtained waivers for the line of credit agreement that permitted the Company to receive funding under the CARES Act and waived compliance with minimum profitability covenants through June 30, 2021. As of December 31, 2020 and 2019, SkyWest Airlines had no amount outstanding under the line of credit facility. However, at December 31, 2020 and 2019 the Company had $35.5 million and $8.8 million, respectively, in letters of credit issued under the facility which reduced the amount available under the facility to $39.5 million and $66.2 million, respectively. The facility expires on September 1, 2021 and has a variable interest rate of LIBOR plus 2.5% at December 31, 2020.

As of December 31, 2020 and 2019, the Company had $61.1 million and $61.7 million, respectively, in letters of credit and surety bonds outstanding with various banks and surety institutions in addition to the letters of credit outstanding under the line of credit.

(5) Income Taxes

The provision for income taxes includes the following components (in thousands):

	Year ended December 31,
	2020	2019	2018
Current tax provision (benefit):
Federal	$(4,397)	$(4,395)	$(21,598)
State	(875)	891	1,465
Foreign	—	—	1,575
	(5,272)	(3,504)	(18,558)
Deferred tax provision (benefit):
Federal	6,659	95,655	92,250
State	(199)	14,055	12,250
	6,460	109,710	104,500
Provision (benefit) for income taxes	$1,188	$106,206	$85,942

The following is a reconciliation between a federal income tax rate of 21% and the effective tax rate which is derived by dividing the provision for income taxes by the income (loss) before the provision for income taxes (in thousands):

	Year ended December 31,
	2020	2019	2018
Computed provision for income taxes at the statutory rate	$(1,539)	$93,724	$76,926
Increase (decrease) in income taxes resulting from:
State income tax provision, net of federal income tax benefit	173	15,645	12,711
Non-deductible expenses	2,539	3,934	1,956
Valuation allowance changes affecting the provision for income taxes	(892)	(517)	(1,187)
Foreign income taxes, net of federal & state benefit	—	—	1,192
Excess tax benefits from share-based compensation	(1,434)	(3,525)	(4,548)
Other, net	2,341	(3,055)	(1,108)
Provision for income taxes	$1,188	$106,206	$85,942

For the year ended December 31, 2020, the Company released $0.9 million of valuation allowance against certain deferred tax assets primarily associated with state net operating losses with a limited carry forward period. For the year ended December 31, 2019, the Company released $0.5 million of valuation allowance against certain deferred tax assets primarily associated with ExpressJet state net operating losses. For the year ended December 31, 2018, the Company released $1.2 million valuation allowance, respectively against certain deferred tax assets primarily associated with ExpressJet state net operating losses with a limited carry forward period and Company capital losses with a limited carry forward period. The decrease in the valuation allowance for 2020 was primarily based on changes in the Company's income tax projections which reduced the amount of deferred tax assets that are anticipated to expire before the deferred tax assets may be utilized.

The Company recorded a $1.4 million, $3.5 million and $4.5 million benefit from share-based compensation in 2020, 2019, and 2018, respectively, relating to ASU 2016-09 which, requires excess tax benefits and deficiencies to be recognized in the income tax provision during the period stock options are exercised and when stock awards vest.

The significant components of the Company’s net deferred tax assets and liabilities as of December 31, 2020 and 2019 are as follows (in thousands):

	As of December 31,
	2020	2019
Deferred tax assets:
Accrued benefits	$19,668	$20,848
Net operating loss carryforward	229,815	358,685
AMT credit carryforward	—	4,397
Aircraft credits	12,765	9,114
Deferred revenue	27,076	—
Accrued reserves and other	34,816	17,225
Total deferred tax assets	324,140	410,269
Valuation allowance	—	(892)
Deferred tax liabilities:
Accelerated depreciation	(950,071)	(1,032,957)
Total deferred tax liabilities	(950,071)	(1,032,957)
Net deferred tax liability	$(625,931)	$(623,580)

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

At December 31, 2020 and 2019, the Company had federal net operating losses of approximately $987.0 million and $1,581.1 million and state net operating losses of approximately $653.1 million and $766.4 million, respectively.  The estimated effective tax rate applicable to the federal and state net operating losses at December 31, 2020 was 21.0% and 3.45%, respectively. The Company anticipated that the federal and state net operating losses will start to expire in 2036 and 2021, respectively. As of December 31, 2019, the Company also had an alternative minimum tax credit of approximately $4.4 million, which did not expire. Under the CARES Act of 2020, these credits were realized by claiming a refundable credit during 2020. The Company has no ongoing federal or state examinations.

Under ASC Topic 740, the accounting guidance related to uncertainty in tax positions requires that the impact of a tax position be recognized in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. A reconciliation of the beginning and ending amount of unrecognized tax benefits for the year ended December 31, 2020, 2019 and 2018 is as follows (in thousands):

	Year ended December 31,
	2020	2019	2018
Unrecognized tax benefits at the beginning of year	$14,620	$14,553	$2,223
Gross increases - current year tax positions	—	—	13,899
Gross increases - prior year tax positions	360	67	—
Gross decreases - prior year tax positions	—	—	(1,569)
Unrecognized tax benefits at end of year	$14,980	$14,620	$14,553

Interest and penalties in year-end balance	$427	$67	$—

For the years ending December 31, 2020 and 2019, the Company recorded $360,000 and $67,000, respectively, of interest expense related to uncertain tax positions not offset by the Company's tax attributes.

(6) Commitments and Contingencies

Self-Insurance

The Company self-insures a portion of its potential losses from claims related to workers’ compensation, environmental issues, property damage, medical insurance for employees and general liability. Losses are accrued based on an estimate of the ultimate aggregate liability for claims incurred, using standard industry practices and the Company’s actual experience. The Company uses judgment and estimates in determining the ultimate aggregate liabilities for claims incurred in its workers’ compensation liability. The Company also used significant assumptions in determining the workers compensation liability such as an estimation of loss payment and loss reporting development patterns. At December 31, 2020 and 2019, the Company’s accrued workers’ compensation liability totaled $20.7 million and $23.9 million, respectively. Actual results could differ from these estimates.

Legal Matters

The Company is subject to certain legal actions which it considers routine to its business activities. As of December 31, 2020, management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations.

Concentration Risk and Significant Customers

The Company requires no collateral from its major airline partners or customers, but monitors the financial condition of its major airline partners. Under the majority of the Company’s code-share agreements, the Company receives weekly payments from its major code-share partners that approximate a significant percentage of the compensation earned for such period. Additionally, the Company provides certain customer service functions at multiple airports for various airlines and the Company maintains a credit loss reserve based upon expected collectability of all accounts receivable. For the years ended December 31, 2020, 2019 and 2018, the Company’s contractual relationships with Delta and United combined accounted for approximately 76.4%, 77.6% and 81.4%, respectively of the Company’s total revenues.

Employees Under Collective Bargaining Agreements

As of December 31, 2020, the Company had approximately 12,502 full-time equivalent employees. Although no SkyWest Airlines employees are represented by a national union, certain SkyWest Airline employees are covered under a stable and binding collective bargaining agreement that is administered by employee representatives.

Aircraft Purchase Commitments

As of December 31, 2020, the Company had a purchase commitment to purchase 20 new E175 aircraft in late 2021 and early 2022. Subsequent to December 31, 2020, the Company entered into a purchase commitment to purchase 12 used CRJ700 aircraft in 2021.

(7) Leases

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

Aircraft

As of December 31, 2020, excluding aircraft financed by our major partners that we operate for them under contract, the Company had 41 aircraft under long-term lease agreements with remaining terms ranging from less than one year to ten years.

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

Leases

As of December 31, 2020, the Company’s right-of-use assets were $282.4 million, the Company’s current maturities of operating lease liabilities were $82.6 million, and the Company’s noncurrent lease liabilities were $205.8 million. During 2020, the Company paid $90.3 million in operating leases reflected as a reduction from operating cash flows.

The table below presents lease related terms and discount rates as of December 31, 2020.

As of December 31, 2020
Weighted-average remaining lease term
Operating leases	6.50 years
Weighted-average discount rate
Operating leases	6.1%

The Company’s lease costs for 2020 and 2019 included the following components (in thousands):

	For the year ended December 31,
	2020	2019
Operating lease cost	$94,915	$104,011
Variable and short-term lease cost	4,619	5,232
Sublease income	(6,304)	(1,436)
Total lease cost	$93,230	$107,807

As of December 31, 2020, the Company leased aircraft, airport facilities, office space, and other property and equipment under non-cancelable operating leases, which are generally on a long-term, triple-net lease basis pursuant to which the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. The Company expects that, in the normal course of business, such operating leases that expire will be renewed or replaced by other leases, or the property may be purchased rather than leased. The following table summarizes future minimum rental payments primarily related to leased aircraft required under operating leases that had initial or remaining non-cancelable lease terms as of December 31, 2020 (in thousands):

2021	$85,869
2022	77,780
2023	69,530
2024	28,091
2025	15,751
Thereafter	82,719
$359,740

Total rental expense for non-cancelable aircraft operating leases was approximately $65.3 million, $72.0 million and $154.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. The minimum rental expense for airport station rents was approximately $20.1 million, $23.1 million and $19.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

As of December 31, 2020, the Company held certain assets that are required to be measured at fair value on a recurring basis. Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of December 31, 2020
	Total	Level 1	Level 2	Level 3
Marketable Securities
Bonds and bond funds	$117,928	$—	$117,928	$—
Commercial paper	492,257	—	492,257	—
	$610,185	$—	$610,185	$—
Cash, Cash Equivalents and Restricted Cash	215,723	215,723	—	—
Total Assets Measured at Fair Value	$825,908	$215,723	$610,185	$—

	Fair Value Measurements as of December 31, 2019
	Total	Level 1	Level 2	Level 3
Marketable Securities
Bonds and bond funds	$267,243	$—	$267,243	$—
Commercial paper	165,723	—	165,723	—
	$432,966	$—	$432,966	$—
Cash, Cash Equivalents and Restricted Cash	87,206	87,206	—	—
Total Assets Measured at Fair Value	$520,172	$87,206	$432,966	$—

The Company’s “Marketable Securities” classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities.

No significant transfers between Level 1, Level 2 and Level 3 occurred during the year ended December 31, 2020. The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

(9) Special Items

The following table summarizes the components of the Company's special items, for the year ended December 31, 2020, 2019 and 2018 (in thousands):

	Year ended December 31,
	2020	2019	2018
Special items:
Parts Credit [1]	$—	$18,508	$—
Employee severance [2]	—	3,361	—
Total special items	$—	$21,869	$—
(1)	The Company terminated an agreement with an aircraft manufacturer that obligated the Company to future aircraft lease return conditions on aircraft the Company leased. In conjunction with the terminated agreement, the aircraft manufacturer released the Company from the future aircraft lease return obligations and the Company agreed to terminate aircraft part credits previously issued by the manufacturer to the Company. As a result of the terminated agreement, the Company recorded a non-cash expense of $18.5 million (pre-tax) during 2019 to write-off the terminated aircraft part credits, which was reflected as a special items operating expense in the consolidated statement of comprehensive income. These special items are reflected in the SkyWest Airlines operating expenses under Note 3 Segment Reporting.

(2)	During 2019, the Company incurred $3.4 million of employee severance related costs associated with the sale of ExpressJet that are also reflected in special items. These special items are reflected in the ExpressJet operating expenses under Note 3 Segment Reporting.

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

Stock Compensation

On May 7, 2019, the Company’s shareholders approved the adoption of the SkyWest, Inc. 2019 Long-Term Incentive Plan, which provides for the issuance of up to 4,500,000 shares of common stock to the Company’s directors, employees, consultants and advisors (the “2019 Incentive Plan”). The 2019 Incentive Plan provides for awards in the form of options to acquire shares of common stock, stock appreciation rights, restricted stock grants, restricted stock units and performance awards. The 2019 Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”). As of December 31, 2020, the 2019 Incentive Plan had 4.1 million shares remaining available for future issuance.

Stock Options

The fair value of stock options awarded under the Company’s stock option plans has been estimated as of the grant date using the Black-Scholes option pricing model. The Company uses historical data to estimate option exercises and employee termination in the option pricing model. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The expected volatilities are based on the historical volatility of the Company’s traded stock and other factors. During the years ended December 31, 2020, 2019 and 2018, the Company did not grant any options to purchase shares of common stock to its employees.

Options are exercisable for a period as defined by the Compensation Committee on the date granted; however, no stock option will be exercisable before six months have elapsed from the date of grant and no stock option shall be exercisable after seven years from the date of grant. The following table summarizes the stock option activity for all of the Company’s plans for the years ended December 31, 2020, 2019 and 2018.

	2020					2019		2018
			Weighted
		Weighted	Average		Aggregate		Weighted		Weighted
		Average	Remaining		Intrinsic		Average		Average
	Number of	Exercise	Contractual		Value	Number of	Exercise	Number of	Exercise
	Options	Price	Term		($000)	Options	Price	Options	Price
Outstanding at beginning of year	60,231	14.74	3.1	years	$3,005.1	300,580	$13.70	458,103	$13.73
Granted	—	—				—	—	—	—
Exercised	(2,578)	14.78				(232,514)	13.36	(157,523)	13.80
Cancelled	—	—				(7,835)	15.86	—	—
Outstanding at end of year	57,653	14.74	2.1	years	$1,474.5	60,231	14.74	300,580	13.70
Exercisable at December 31, 2020	57,653	14.74	2.1	years	$1,474.5
Exercisable at December 31, 2019	60,231	14.74	3.1	years	$3,005.1

The total intrinsic value of options to acquire shares of the Company’s common stock that were exercised during the years ended December 31, 2020, 2019 and 2018 was $0.1 million, $10.5 million and $7.1 million, respectively. All of the Company’s stock options were vested as of December 31, 2020.

The following table summarizes information about the Company’s stock options outstanding at December 31, 2020:

			Options Outstanding				Options Exercisable
				Weighted Average
			Number	Remaining		Weighted Average	Number	Weighted Average
Range of Exercise Prices			Outstanding	Contractual Life		Exercise Price	Exercisable	Exercise Price
$13.00	to	$13.99	2,034	0.1	years	$13.51	2,034	$13.51
$14.00	to	$15.00	55,619	1.1	years	14.78	55,619	14.78
$13.00	to	$15.00	57,653	1.1	years	$14.74	57,653	$14.74

Restricted Stock Units (“RSUs”)

During the year ended December 31, 2020, the Company granted 82,505 restricted stock units to certain of the Company’s employees under the 2019 Incentive Plan. The restricted stock units granted during the year ended December 31, 2020 have a three-year cliff-vesting period, during which the recipient must remain employed with the Company or its subsidiaries. The weighted average fair value of the restricted stock units at the date of grants made during the year ended December 31, 2020 was $61.45 per share.

The following table summarizes the activity of restricted stock units granted to certain Company employees for the years ended December 31, 2020, 2019 and 2018:

		Weighted-Average
		Grant-Date Fair
	Number of RSUs	Value
Non-vested RSUs outstanding at December 31, 2017	815,590	$18.35
Granted	115,044	53.40
Vested	(330,580)	13.57
Cancelled	(24,273)	27.77
Non-vested RSUs outstanding at December 31, 2018	575,781	$27.71
Granted	104,120	48.65
Vested	(251,853)	14.79
Cancelled	(143,362)	30.85
Non-vested RSUs outstanding at December 31, 2019	284,686	$45.21
Granted	82,505	61.45
Vested	(103,231)	35.81
Cancelled	(25,983)	52.31
Non-vested RSUs outstanding at December 31, 2020	237,977	$54.15

Performance Stock Units (“PSUs”)

During the year ended December 31, 2020, the Compensation Committee granted performance share units, which are performance based restricted stock units, to certain Company employees. The PSUs are based on cumulative three-year performance-based metrics ending December 31, 2022 that the Company must meet before those awards may be measured and earned. The Company’s compensation expense for performance share units is based upon the projected number of performance share units estimated to be awarded at the conclusion of the performance period. During 2020, the Compensation Committee awarded 83,042 additional shares of stock related to the performance share grant in 2017 based on the Company’s performance for the three years ended December 31, 2019 measured against the pre-established targets for the same period. The Compensation Committee will determine the achievement of performance results and corresponding vesting of performance shares for each year’s grant in 2018, 2019 and 2020 following the conclusion of the respective performance period. At the end of each performance period, the number of shares awarded can range from 0% to 200% of the original granted amount for performance share units granted in 2020, 2019 and 2018.

The following table summarizes the activity of performance share units granted at target as of December 31, 2020:

		Weighted-Average
		Grant-Date
	Number of PSUs	Fair Value
Non-vested PSUs outstanding at December 31, 2017	468,576	$19.70
Granted	90,264	53.41
Additional PSUs awarded from the 2015 grant	92,335	13.62
Vested	(277,029)	13.62
Cancelled	(3,229)	30.09
Non-vested PSUs outstanding at December 31, 2018	370,917	$30.84
Granted	87,864	48.81
Additional PSUs awarded from the 2016 grant	67,853	14.80
Vested	(203,582)	14.80
Cancelled	(89,481)	34.70
Non-vested PSUs outstanding at December 31, 2019	233,571	$45.44
Granted	69,132	61.45
Additional PSUs awarded from the 2017 grant	83,042	35.81
Vested	(166,084)	35.81
Cancelled	(23,052)	53.66
Non-vested PSUs outstanding at December 31, 2020	196,609	$54.17

During the years ended December 31, 2020, 2019 and 2018 the Company granted fully-vested shares of common stock to the Company’s directors in the amounts of 14,643, 18,576 and 15,165 shares, respectively, with a weighted average grant-date fair value of $61.45, $48.45, and $53.40 respectively.

During the year ended December 31, 2020, 2019 and 2018, the Company recorded equity-based compensation expense of $6.8 million, $10.3 million and $13.1 million, respectively. Additionally, the Company incurred $7.9 million of employee severance related costs associated with the sale of ExpressJet, partially offset by a forfeiture credit of $4.5 million, primarily resulting from stock-based compensation awards that terminated upon the sale of ExpressJet during 2019.

As of December 31, 2020, the Company had $9.2 million of total unrecognized compensation cost related to non-vested restricted stock grants and non-vested performance stock units. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize this cost over a weighted average period of 1.7 years.

Taxes

The Company’s treatment of stock option grants of non-qualified options, restricted stock units and performance shares results in the creation of a deferred tax asset, which is a temporary difference, until the time that the option is exercised or the restrictions lapse.

Warrants

During the year ended December 31, 2020 the Company issued to Treasury warrants to purchase 370,720 shares of the Company’s common stock as part of the CARES Act payroll support. The warrants were issued with an exercise price of $28.38 per share for a five-year term from the date of issuance. The fair value of the warrants issued to Treasury was estimated as of the grant date using the Black-Scholes option pricing model. The Company estimated a weighted average fair value of the warrants issued to Treasury at $13.57 per share.

Additionally, the Company issued to Treasury warrants to purchase 211,416 shares of the Company’s common stock in conjunction with the Company’s $60 million borrowing under the CARES Act Secured Loan facility. The warrants were issued with an exercise price of $28.38 per share for a five-year term from the date of issuance. The weighted average fair value of these warrants was estimated at $15.22 per share using the Black-Scholes option pricing model.

(11) Retirement Plans and Employee Stock Purchase Plans

SkyWest Retirement Plan

The Company sponsors the SkyWest, Inc. Employees’ Retirement Plan (the “SkyWest Plan”). Employees who are at least 18 years of age are eligible for participation in the SkyWest Plan. Employees may elect to make contributions to the SkyWest Plan. Generally, the Company matches 100% of such contributions up to levels ranging from 2% to 12% of compensation, based on position and years of service. Additionally, a discretionary contribution may be made by the Company. The Company’s combined contributions to the SkyWest Plan were $31.9 million, $40.7 million and $35.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

The following table summarizes purchases made under the 2009 Employee Stock Purchase Plans during the years ended December 31, 2020, 2019 and 2018:

	Year ended December 31,
	2020	2019	2018
Number of shares purchased	65,512	65,148	60,950
Average price of shares purchased	$42.45	$48.58	$49.85

The 2009 Stock Purchase Plan is a non-compensatory plan under the accounting guidance. Therefore, no compensation expense was recorded for the years ended December 31, 2020, 2019 and 2018.

(12) Stock Repurchase

The Company’s Board of Directors has adopted a stock repurchase program which authorizes the Company to repurchase shares of the Company’s common stock in the public market or in private transactions, from time to time, at prevailing prices. The Company’s stock repurchase program authorizes the repurchase of up to $250.0 million of the Company’s common stock commencing on February 5, 2019, of which $139.6 million remained available at December 31, 2020. Under the terms of the Treasury Loan Agreement, the Company is restricted from repurchasing shares of its common stock for a twelve-month period following repayment of the loan in full.

During the years ended December 31, 2020, 2019 and 2018, the Company repurchased 0.4 million, 1.7 million and 1.0 million shares of common stock for approximately $20.0 million, $94.6 million and $54.4 million, respectively at a weighted average price per share of $51.87, $56.86 and $56.25, respectively. Additionally, during the year ended December 31, 2020, 2019 and 2018, the Company paid $6.2 million, $9.3 million and $13.6 million, respectively, for a net settlement of the income tax obligation on employee equity awards that vested during the applicable periods.

(13) Related-Party Transactions

During the year ended December 31, 2020, the Company purchased $223,050 of spare aircraft parts from an entity affiliated with a director of the Company.

(14) Gain on Sale of ExpressJet

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

Stock Sale

Additionally, on January 22, 2019, pursuant to the terms and conditions of the Stock Purchase Agreement, dated as of December 17, 2018, by and among the Company and ManaAir, LLC, a company in which United owns a minority interest (the “Buyer”), the Buyer acquired all of the outstanding shares of capital stock of ExpressJet from the Company for $18.8 million in cash, subject to certain purchase price adjustments (the “Stock Sale,”). To facilitate payment of the purchase price for the Stock Sale, at the closing of the Stock Sale, the Company loaned $26 million to Kair Enterprises, Inc. (the “Borrower”), the majority owner of the Buyer.  Such loan accrues interest at the rate of 6.85% per annum, matures on the last business day of the last month immediately preceding the two-year anniversary of the closing of the Stock Sale and is secured by, among other things, the Borrower’s ownership interests in the Buyer. The Company evaluated the collectability of this loan balance as of December 31, 2020 under Topic 326. See Note 1 - Flying Agreements and Airport Customer Services and Other Revenues and Allowance for Credit Losses for additional information.

(15) Investment in Other Companies

During 2019, the Company created a joint venture with Regional One, Inc. (“Regional One”) by investing $22.3 million for a 75% ownership interest in Aero Engines, LLC. (“Aero Engines”). The primary purpose of Aero Engines is to lease engines to third parties. Aero Engines requires unanimous approval from the Company and Regional One for its engine purchases, dispositions, lease agreements with third parties and all other material transactions. The Company determined Aero Engines is a variable interest entity as the Company has a 75% ownership interest in Aero Engines and all material decisions require unanimous approval from the Company and Regional One, resulting in disproportionate ownership rights relative to voting rights. As unanimous approval is required for all Aero Engines’ material activities. Aero Engines has no primary beneficiary. The Company accounts for its investment in Aero Engines under the equity method. The Company’s exposure in its investment in Aero Engines primarily consists of the Company’s portion of income or loss from Aero Engines’ engine lease agreements with third parties and the Company’s ownership percentage in Aero Engines’ engines book value. The Company purchased 15 spare engines and sold the 15 spare engines to Aero Engines at net book value during 2019. Since the initial investment, the Company has invested an additional $1.0 million into Aero Engines during 2020. Aero Engines had no debt outstanding as of December 31, 2020. As of December 31, 2020, the Company’s investment balance in Aero Engines was $25.5 million. The Company’s investment in Aero Engines has been recorded in “Other Assets” on the Company’s consolidated balance sheet. The Company’s portion of the income generated by Aero Engines for 2020 was $1.6 million.

(16) Subsequent Events

On January 15, 2021, SkyWest Airlines entered into a Payroll Support Program Extension Agreement (the “PSP Extension Agreement”) with Treasury with respect to a payroll grant program under the Consolidated Appropriations Act, 2021 (“2021 Appropriations Act”).

Payroll Support Program Extension Agreement

Pursuant to the PSP Extension Agreement, SkyWest Airlines expects to receive from Treasury approximately $233.1 million in the aggregate during the first quarter of 2021.

In connection with the receipt of financial assistance under the PSP Extension Agreement, SkyWest Airlines is required to comply with the relevant provisions of the 2021 Appropriations Act, many of which are substantially similar to the requirements placed on SkyWest Airlines by the Payroll Support Program under the CARES Act. The relevant provisions include the requirement that the funding be used exclusively for the continuation of payment of employee wages, salaries and benefits. Similar to the Payroll Support Program under the CARES Act, SkyWest Airlines and, in some cases, the Company will also be subject to certain restrictions, including, but not limited to, limitations on involuntary terminations, salary reductions and furloughs through March 31, 2021, restrictions on the payment of dividends and the repurchase of shares through October 1, 2022, and certain limitations on executive compensation. SkyWest Airlines is also required to recall employees involuntarily terminated or furloughed after September 30, 2020 with pay from December 1, 2020 to March 31, 2021.

Promissory Note

As partial compensation to Treasury for the provision of financial assistance under the PSP Extension Agreement, SkyWest Airlines issued, and the Company guaranteed, a promissory note (the “Promissory Note”) to Treasury on the Closing Date. The Promissory Note provides for SkyWest Airlines’ unconditional promise to pay to Treasury the expected principal sum of up to approximately $39.9 million.

The Promissory Note will bear interest at a rate equal to 1.00% per annum until the fifth anniversary of the Closing Date, and 2.00% plus an interest rate based on the secured overnight financing rate per annum (but not less than 0.00%) thereafter until the tenth anniversary of the Closing Date (the “Maturity Date”). Accrued interest will be payable in arrears on the last business day of each of March and September of each year, beginning with March 31, 2021. The aggregate unpaid principal amount of the Promissory Note, all accrued and unpaid interest and all other amounts payable under the Promissory Note will be due and payable on the Maturity Date.

Warrant Agreement and Warrants

In connection with the PSP Extension Agreement and as partial compensation to Treasury for the provision of financial assistance under the PSP Extension Agreement, the Company will issue warrants (each a “Warrant” and, collectively, the “Warrants”) to Treasury to purchase up to an expected aggregate of 98,815 shares (the “Warrant Shares”) of the Company’s common stock, at an exercise price of $40.41 per share, which was the closing price of the Common Stock on The Nasdaq Stock Market on December 24, 2020. The Warrants will be issued pursuant to the terms of a Warrant Agreement entered into by the Company and Treasury on January 15, 2021. The number of Warrant Shares to be issued is subject to adjustment as a result of certain anti-dilution provisions contained in the Warrants.

Treasury Loan Agreement Borrowing Extension

On January 15, 2021, SkyWest Airlines and the Company entered into an additional amendment to the Loan Agreement with Treasury to provide that the deadline pursuant to which SkyWest Airlines may, at its discretion, borrow additional amounts under the facility was extended from March 26, 2021 to May 28, 2021. The other terms of the Loan Agreement were not affected.

(17) Quarterly Financial Data (Unaudited)

Unaudited summarized financial data by quarter for 2020 and 2019 is as follows (in thousands, except per share data):

	Year ended December 31, 2020
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
Operating revenues	$729,936	$350,039	$457,493	$589,638	$2,127,106
Operating income	66,321	(4,403)	74,553	(27,669)	108,802
Net income	29,988	(25,715)	33,662	(46,450)	(8,515)
Net income per common share:
Basic	0.60	(0.51)	0.67	(0.93)	(0.17)
Diluted	0.59	(0.51)	0.66	(0.93)	(0.17)
Weighted average common shares:
Basic:	50,277	50,140	50,181	50,181	50,195
Diluted:	50,559	50,140	50,622	50,181	50,195

	Year ended December 31, 2019
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
Operating revenues	$723,694	$744,383	$760,295	$743,591	$2,971,963
Operating income	96,419	144,093	146,441	125,305	512,258
Net income (1)	88,181	88,052	91,339	72,527	340,099
Net income per common share:
Basic	1.71	1.72	1.80	1.44	6.68
Diluted	1.69	1.71	1.79	1.43	6.62
Weighted average common shares:
Basic:	51,440	51,145	50,746	50,395	50,932
Diluted:	52,098	51,477	51,129	50,796	51,375

(1)	Net income for the first quarter of 2019 included a $46.5 million gain related to the sale of ExpressJet (see Note 14 Gain on Sale of ExpressJet for more details) and a $21.9 million special charge (see Note 9 Special Items for more details).

(1)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC rules and forms. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2020, those controls and procedures were effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that evaluation, management believes that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020, has been audited by Ernst & Young LLP (“Ernst & Young”), the independent registered public accounting firm who also has audited our Consolidated Financial Statements included in this Report. Ernst & Young’s report on our internal control over financial reporting appears on the following page.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of SkyWest, Inc.

Opinion on Internal Control over Financial Reporting

We have audited SkyWest, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, SkyWest, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of SkyWest, Inc. and subsidiaries as of December 31, 2020 and 2019, and the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 and our report dated February 22, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Salt Lake City, Utah

February 22, 2021

ITEM 9B. OTHER INFORMATION

None.

PART III

Items 10, 11, 12, 13 and 14 in Part III of this Report are incorporated herein by reference to our definitive proxy statement for our 2021 Annual Meeting of Shareholders scheduled for May 4, 2021. We intend to file our definitive proxy statement with the SEC not later than 120 days after December 31, 2020, pursuant to Regulation 14A of the Exchange Act.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	“Security Ownership of Certain Beneficial Owners” and “Securities Authorized for Issuance Under Equity Compensation Plans”
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	“Certain Relationships and Related Transactions”
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	“Fees Paid to Independent Registered Public Accounting Firm”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents Filed:
1.

Financial Statements: Reports of Independent Auditors, Consolidated Balance Sheets as of December 31, 2020 and 2019, Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2020, 2019 and 2018, Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018, Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020, 2019, 2018 and 2017 and Notes to Consolidated Financial Statements.

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

(b)	Exhibits

Number	Exhibit	Incorporated by Reference
3.1	Restated Articles of Incorporation	(1)
3.2	Amended and Restated Bylaws	(11)
4.1	Specimen of Common Stock Certificate	(2)
4.2	Warrant Agreement, dated as of April 23, 2020, by and between SkyWest, Inc. and the United States Department of the Treasury	(20)
4.3	Form of Warrant (incorporated by reference to Annex B of Exhibit 4.2)	(20)
4.4	Warrant Agreement, dated as of September 29, 2020, by and between SkyWest, Inc. and the United States Department of the Treasury	(21)
4.5	Form of Warrant (incorporated by reference to Annex B of Exhibit 4.4)	(21)
4.6	Warrant Agreement, dated as of January 15, 2021, by and between SkyWest, Inc. and the United States Department of the Treasury	Filed herewith
4.7	Form of Warrant (incorporated by reference to Annex B of Exhibit 4.6)	Filed herewith
4.8	Description of Registered Securities	(22)
10.1	Amended and Restated Delta Connection Agreement, dated as of September 8, 2005, between SkyWest Airlines, Inc. and Delta Air Lines, Inc.	(3)
10.2	United Express Agreement dated July 31, 2003, between United Air Lines, Inc., and SkyWest Airlines, Inc.	(4)
10.3	Lease Agreement dated December 1, 1989 between Salt Lake City Corporation and SkyWest Airlines, Inc.	(5)
10.4	Master Purchase Agreement dated November 7, 2000 between Bombardier, Inc. and SkyWest Airlines, Inc.	(6)
10.5	Supplement to Master Purchase Agreement dated November 7, 2000 between Bombardier, Inc. and SkyWest Airlines, Inc.	(4)
+10.6	SkyWest, Inc. 2002 Deferred Compensation Plan, as amended and restated, effective January 1, 2008	(5)
+10.7	First Amendment to the Amended and Restated SkyWest, Inc. 2002 Deferred Compensation Plan	(5)
+10.8	SkyWest, Inc. 2009 Employee Stock Purchase Plan	(5)
+10.9	SkyWest, Inc. 2010 Long-Term Incentive Plan	(6)
+10.10	Form of Restricted Stock Unit Award Agreement	(15)
+10.11	Form of Performance Share Award Agreement	(15)
10.12	Capacity Purchase Agreement, dated November 12, 2010, by and among ExpressJet Airlines, Inc. and Continental Airlines, Inc.	(9)
10.13	Aircraft Purchase Agreement, dated December 7, 2012, between Mitsubishi Aircraft Corporation and SkyWest, Inc.	(10)
10.14	Letter Agreement dated December 7, 2012, between Mitsubishi Aircraft Corporation and SkyWest, Inc.	(10)
10.15	Purchase Agreement COM0028-13, between Embraer S.A. and SkyWest Inc. dated February 15, 2013	(12)
*10.16	Amended and Restated Capacity Purchase Agreement, dated as of November 7, 2014, by and between ExpressJet Airlines, Inc. and United Airlines	(13)
+10.17	SkyWest, Inc. 2019 Long-Term Incentive Plan	(18)
10.18	Severance and Release Agreement, dated as of February 12, 2019, by and between the Registrant and Terry M. Vais	(19)
10.19	Form of Indemnification Agreement	Filed herewith
10.20	Payroll Support Program Agreement, dated of April 23, 2020, by and between SkyWest Airlines, Inc. and the United States Department of the Treasury	(20)

Number	Exhibit	Incorporated by Reference
10.21	Promissory Note, dated as of April 23, 2020, issued by SkyWest Airlines, Inc. to the United States Department of the Treasury and guaranteed by SkyWest, Inc.	(20)
**10.22	Restatement Agreement to the Loan and Guarantee Agreement, dated of October 28, 2020, by and among SkyWest Airlines, Inc., the United States Department of the Treasury and the Bank of New York Mellon	(21)
10.23	Amendment to Loan and Guarantee Agreement, dated as of January 15, 2021, by and among SkyWest Airlines, Inc., the United States Department of the Treasury and the Bank of New York Mellon.	Filed herewith
10.24	Payroll Support Program Extension Agreement, dated of January 15, 2021, by and between SkyWest Airlines, Inc. and the United States Department of the Treasury	Filed herewith
10.25	Promissory Note, dated as of January 15, 2021, issued by SkyWest Airlines, Inc. to the United States Department of the Treasury and guaranteed by SkyWest, Inc.	Filed herewith
21.1	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of Chief Executive Officer	Filed herewith
31.2	Certification of Chief Financial Officer	Filed herewith
32.1	Certification of Chief Executive Officer	Filed herewith
32.2	Certification of Chief Financial Officer	Filed herewith
101

The following financial statements from the SkyWest Inc. Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags

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

+	Management compensatory plan or arrangement.
(1)	Incorporated by reference to the exhibits to a Registration Statement on Form S -3 (File No. 333-129831) filed on November 18, 2005
(2)	Incorporated by reference to a Registration Statement on Form S- 3 (File No. 333-42508) filed on July 28, 2000
(3)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on September 13, 2005, as amended by Amendment No. 2 on Form 8-K/A filed on February 21, 2006
(4)	Incorporated by reference to exhibits to Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003
(5)	Incorporated by reference to the exhibits to Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended December 31, 1986

(6)	Incorporated by reference to the exhibits to Registrant’s Quarterly Report on Form 10-Q filed on February 13, 2001
(7)	Incorporated by reference to the exhibits to Registrant’s Annual Report on Form 10-K filed on February 23, 2009
(8)	Incorporated by reference to Appendix A to Registrant's Definitive Proxy Statement on Schedule 14A (File No. 000-14719) filed on March 12, 2010
(9)	Incorporated by reference to the exhibits to Registrant’s Current Report on Form 8-K filed on November 18, 2010
(10)	Incorporated by reference to the exhibits to Registrant’s Current Report on Form 8-K filed on December 13, 2012, as amended by Amendment No. 1 to Current Report on Form 8-K/A filed on June 25, 2013
(11)	Incorporated by reference to the exhibits to Registrant’s Annual Report on Form 10-K filed on February 24, 2012
(12)	Incorporated by reference to the exhibits to Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2013, as amended by Amendment No. 1 to Quarterly Report on Form 10-Q/A filed on November 4, 2013
(13)	Incorporated by reference to the exhibits to Registrant’s Annual Report on Form 10-K filed on February 14, 2014
(14)	Incorporated by reference to the exhibits to Registrant’s Annual Report on Form 10-K filed on February 18, 2015
(15)	Incorporated by reference to the exhibits to Registrant’s Annual Report on Form 10-K filed on February 27, 2017
(16)	Incorporated by reference to the exhibits to Registrant’s Annual Report on Form 10-K filed on February 26, 2018
(17)	Incorporated by reference to the exhibits to Registrant’s Annual Report on Form 10-K filed on February 21, 2019
(18)	Incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 22, 2019
(19)	Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on February 15, 2019
(20)	Incorporated by reference to the exhibits to Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2020
(21)	Incorporated by reference to the exhibits to Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2020
(22)	Incorporated by reference to the exhibits to Registrant’s Annual Report on Form 10 K filed on February 18, 2020

Item 16. Form 10-K Summary

None.

SKYWEST, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2020, 2019 and 2018

(Dollars in thousands)

		Additions
	Balance at	Charged to
	Beginning	Costs and		Balance at
Description	of Year	Expenses	Deductions	End of Year
Year ended December 31, 2020:
Allowance for inventory obsolescence	$15,890	3,786	—	$19,676
Allowance for doubtful accounts receivable	18	—	(18)	—
Allowance for credit losses (adoption of Topic 326)	15,388	30,837	—	46,225
	$31,296	34,623	(18)	$65,901
Year ended December 31, 2019:
Allowance for inventory obsolescence	$22,141	—	(6,251)	$15,890
Allowance for doubtful accounts receivable	158	—	(140)	18
	$22,299	—	(6,391)	$15,908
Year ended December 31, 2018:
Allowance for inventory obsolescence	$17,098	5,043	—	$22,141
Allowance for doubtful accounts receivable	157	1	—	158
	$17,255	5,044	—	$22,299

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K for the year ended December 31, 2020, to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2021.

SkyWest, Inc.

By:	/s/ ROBERT J. SIMMONS Robert J. Simmons Chief Financial Officer

ADDITIONAL SIGNATURES

Pursuant to the requirement of the Securities Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

Name	Capacities	Date

/s/ Jerry C. Atkin Jerry C. Atkin	Chairman of the Board	February 22, 2021

/s/ Russell A. Childs Russell A. Childs	Chief Executive Officer and President (Principal Executive Officer) and Director	February 22, 2021

/s/ Robert J. Simmons Robert J. Simmons	Chief Financial Officer (Principal Financial Officer)	February 22, 2021

/s/ Eric J. Woodward Eric J. Woodward	Chief Accounting Officer (Principal Accounting Officer)	February 22, 2021

/s/ Steven F. Udvar-Hazy Steven F. Udvar-Hazy	Lead Director	February 22, 2021

/s/ W. Steve Albrecht Steve Albrecht	Director	February 22, 2021

/s/ Smita Conjeevaram Smita Conjeevaram	Director	February 22, 2021

/s/ Henry J. Eyring Henry J. Eyring	Director	February 22, 2021

/s/ Meredith S. Madden Meredith S. Madden	Director	February 22, 2021

/s/ Ronald J. Mittelstaedt Ronald J. Mittelstaedt	Director	February 22, 2021

/s/ Andrew C. Roberts Andrew C. Roberts	Director	February 22, 2021

/s/ Keith E. Smith Keith E. Smith	Director	February 22, 2021

/s/ James L. Welch James L. Welch	Director	February 22, 2021