Form 10-Q
period 2021-03-31
SKYWEST INC
filed 2021-05-06
CIK 793733

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2021
Common stock, no par value	50,345,560

SKYWEST, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

ASSETS

	March 31,	December 31,
	2021	2020
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$231,005	$215,723
Marketable securities	605,438	610,185
Receivables, net	43,666	34,462
Inventories, net	95,380	91,196
Other current assets	23,292	31,236
Total current assets	998,781	982,802

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	7,587,004	7,527,555
Deposits on aircraft	36,625	31,625
Buildings and ground equipment	253,154	258,863
Total property and equipment, gross	7,876,783	7,818,043
Less-accumulated depreciation and amortization	(2,563,123)	(2,455,995)
Total property and equipment, net	5,313,660	5,362,048

OTHER ASSETS:
Operating lease right-of-use assets	274,025	282,362
Long-term receivables and other assets	308,219	260,410
Total other assets	582,244	542,772
Total assets	$6,894,685	$6,887,622

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2021	2020
	(unaudited)
CURRENT LIABILITIES:
Current maturities of long-term debt	$357,463	$402,158
Accounts payable	315,238	278,677
Accrued salaries, wages and benefits	122,715	125,944
Current maturities of operating lease liabilities	82,671	82,641
Taxes other than income taxes	26,523	26,183
Other current liabilities	45,828	26,119
Total current liabilities	950,438	941,722

LONG-TERM DEBT, net of current maturities	2,748,717	2,801,538

DEFERRED INCOME TAXES PAYABLE	639,046	625,931

NONCURRENT OPERATING LEASE LIABILITIES	200,598	205,845

OTHER LONG-TERM LIABILITIES	174,365	173,041

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 82,301,551 and 82,094,985 shares issued as of March 31, 2021 and December 31, 2020, respectively	712,324	704,675
Retained earnings	2,087,906	2,052,006
Treasury stock, at cost, 31,955,991 and 31,913,635 shares as of March 31, 2021 and December 31, 2020, respectively	(618,709)	(617,136)
Total stockholders’ equity	2,181,521	2,139,545
Total liabilities and stockholders’ equity	$6,894,685	$6,887,622

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(Dollars and Shares in Thousands, Except per Share Amounts)

	Three months ended
	March 31,
	2021	2020
OPERATING REVENUES:
Flying agreements	$511,191	$709,494
Lease, airport services and other	23,364	20,442
Total operating revenues	534,555	729,936
OPERATING EXPENSES:
Salaries, wages and benefits	219,842	249,160
Aircraft maintenance, materials and repairs	203,827	160,216
Depreciation and amortization	109,597	111,708
Airport-related expenses	24,448	30,640
Aircraft fuel	19,194	25,413
Aircraft rentals	15,490	17,056
Payroll support grant	(193,173)	—
Other operating expenses	54,488	69,422
Total operating expenses	453,713	663,615
OPERATING INCOME	80,842	66,321
OTHER INCOME (EXPENSE):
Interest income	284	2,564
Interest expense	(31,354)	(30,204)
Other income, net	216	398
Total other expense, net	(30,854)	(27,242)
INCOME BEFORE INCOME TAXES	49,988	39,079
PROVISION FOR INCOME TAXES	14,088	9,091
NET INCOME	$35,900	$29,988

BASIC EARNINGS PER SHARE	$0.71	$0.60
DILUTED EARNINGS PER SHARE	$0.71	$0.59
Weighted average common shares:
Basic	50,286	50,277
Diluted	50,727	50,559

COMPREHENSIVE INCOME:
Net income	$35,900	$29,988
Net unrealized appreciation on marketable securities, net of taxes	—	—
TOTAL COMPREHENSIVE INCOME	$35,900	$29,988

See accompanying notes to condensed consolidated financial statements

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

(UNAUDITED)

(In Thousands)

	Common Stock		Retained	Treasury Stock
	Shares	Amount	Earnings	Shares	Amount	Total
Balance at December 31, 2020	82,095	704,675	2,052,006	(31,914)	(617,136)	2,139,545
Net income	—	—	35,900	—	—	35,900
Exercise of common stock options and vested employee stock awards	177	606	—	—	—	606
Employee income tax paid on vested equity awards	—	—	—	(42)	(1,573)	(1,573)
Sale of common stock under employee stock purchase plan	30	1,139	—	—	—	1,139
Stock based compensation expense	—	2,613	—	—	—	2,613
Warrants issued to U.S. Treasury	—	3,291	—	—	—	3,291
Balance at March 31, 2021	82,302	$712,324	$2,087,906	(31,956)	$(618,709)	$2,181,521

	Common Stock		Retained	Treasury Stock
	Shares	Amount	Earnings	Shares	Amount	Total
Balance at December 31, 2019	81,743	686,806	2,079,179	(31,420)	(590,971)	2,175,014
Change in accounting principle and other (see Note 3)	—	—	(11,639)	—	—	(11,639)
Balance at December 31, 2019, as adjusted	81,743	686,806	2,067,540	(31,420)	(590,971)	2,163,375
Net income	—	—	29,988	—	—	29,988
Exercise of common stock options and vested employee stock awards	287	38	—	—	—	38
Employee income tax paid on vested equity awards	—	—	—	(108)	(6,165)	(6,165)
Sale of common stock under employee stock purchase plan	24	1,494	—	—	—	1,494
Stock based compensation expense	—	1,727	—	—	—	1,727
Treasury stock purchases	—	—	—	(386)	(20,000)	(20,000)
Cash dividends declared ($0.14 per share)	—	—	(7,019)	—	—	(7,019)
Balance at March 31, 2020	82,054	$690,065	$2,090,509	(31,914)	$(617,136)	$2,163,438

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands)

	Three months ended
	March 31,
	2021	2020
NET CASH PROVIDED BY OPERATING ACTIVITIES	$231,593	$269,483

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(332,865)	(236,527)
Sales of marketable securities	337,612	381,142
Acquisition of property and equipment:
Aircraft and rotable spare parts	(51,904)	(73,482)
Buildings and ground equipment	(4,224)	(3,542)
Proceeds from the sale of property and equipment	2,150	1,366
Deposits on aircraft	(5,000)	—
Increase in other assets	(67,176)	(13,970)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(121,407)	54,987

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	39,931	—
Principal payments on long-term debt	(135,007)	(89,796)
Net proceeds from issuance of common stock	1,745	1,532
Purchase of treasury stock	—	(20,000)
Employee income tax paid on vested equity awards	(1,573)	(6,165)
Payment of debt issuance cost	—	(1,664)
Payment of cash dividends	—	(6,039)
NET CASH USED IN FINANCING ACTIVITIES	(94,904)	(122,132)

Increase in cash and cash equivalents	15,282	202,338
Cash and cash equivalents at beginning of period	215,723	87,206

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$231,005	$289,544

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Acquisition of rotable spare parts	$1,380	$34,100
Warrants issued to U.S. Treasury	$3,291	$—
Cash paid during the period for:
Interest, net of capitalized amounts	$31,646	$31,413
Income taxes	$157	$126

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated financial statements of SkyWest, Inc. (“SkyWest” or the “Company”) and its operating subsidiary SkyWest Airlines, Inc. (“SkyWest Airlines”) and its leasing subsidiary SkyWest Leasing, Inc. (“SkyWest Leasing”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Due in part to the severe effects from the global COVID-19 pandemic, in addition to other factors, the results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates and assumptions.

(2) Impact of the COVID-19 Pandemic

COVID-19, which was declared a global health pandemic by the World Health Organization in March 2020, has continued to spread around the world and driven the implementation and continuation of significant, government-imposed measures to prevent or reduce its spread, including travel restrictions, closing of borders, “shelter in place” orders and business closures. Consequently, the Company and its major airline partners, have experienced an unprecedented decline in the demand for air travel, which has materially and adversely affected the Company’s revenues, particularly under its prorate agreements. The continued spread of the virus and the ongoing global pandemic has affected nearly all of the domestic and international networks of the Company’s major airline partners for whom it conducts flight operations and relies on to set its flight schedules. While the length and severity of the reduction in demand due to COVID-19 are uncertain, the Company presently expects a continued negative impact on its results of operations in 2021 and possibly thereafter.

Liquidity. At March 31, 2021, the Company had $1,542.4 million in total available liquidity, consisting of $836.4 million in cash and marketable securities, $41.0 million available under SkyWest Airlines’ line of credit with a bank and an additional $665.0 million available under the Company’s secured loan and guarantee agreement (“Treasury Loan Agreement”) with the U.S. Department of the Treasury (“U.S. Treasury”) related to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).

2021 Appropriations Act. In January 2021, SkyWest Airlines entered into a Payroll Support Program Extension Agreement (the “PSP Extension Agreement”) with U.S. Treasury with respect to a payroll grant program under the Consolidated Appropriations Act, 2021 (“2021 Appropriations Act”). Pursuant to the PSP Extension Agreement, SkyWest Airlines received $233.1 million from U.S. Treasury during the three months ended March 31, 2021.

In connection with the receipt of financial assistance under the PSP Extension Agreement, SkyWest Airlines is required to comply with the relevant provisions of the 2021 Appropriations Act, many of which are substantially similar to the requirements placed on SkyWest Airlines by the Payroll Support Program under the CARES Act that the

Company entered into with U.S. Treasury in April 2020. The relevant provisions include the requirement that the funding be used exclusively for the continuation of payment of employee wages, salaries and benefits. Similar to the Payroll Support Program under the CARES Act, SkyWest Airlines and, in some cases, the Company was also subject to certain restrictions, including, but not limited to, limitations on involuntary terminations, pay rate reductions and furloughs through March 31, 2021, restrictions on the payment of dividends and the repurchase of shares through March 31, 2022, and certain limitations on executive compensation through October 1, 2022. SkyWest Airlines was also required to recall employees involuntarily terminated or furloughed after September 30, 2020 with pay from December 1, 2020 to March 31, 2021.

The PSP Extension Agreement payments received through March 31, 2021 included $193.2 million in the form of a payroll grant and $39.9 million in the form of an unsecured 10-year loan. The loan bears interest at an annual rate of 1.00% for the first five years (through January 2026) and the Secured Overnight Financing Rate plus 2.00% in the final five years. In return, the Company issued to U.S. Treasury warrants to purchase 98,815 shares of the Company’s common stock. These warrants have an exercise price of $40.41 per share and a five-year term from the date of issuance.

The relative fair value of the warrants is recorded within stockholder's equity and as a discount reducing the carrying value of the loan, which will be amortized as interest expense in the Company’s income statement over the term of the loan. The proceeds of the grant are recorded in cash and cash equivalents when received and will be recognized as a reduction in expense in payroll support grant in our income statement over the periods that the funds are intended to compensate.

Additional Funding Under the PSP Extension Agreement. The Company received an additional $35.0 million on April 23, 2021 from U.S. Treasury under the PSP Extension Agreement. In consideration for the additional funding, the principal amount of the promissory note the Company issued to Treasury on January 15, 2021 was increased by approximately $10.5 million and the Company issued to U.S. Treasury warrants to purchase an additional 25,958 shares of the Company’s common stock at an exercise price of $40.41 per share pursuant to the warrant agreement entered into by the Company and U.S. Treasury on January 15, 2021.

Treasury Secured Loan Amendment. In January 2021, the Company amended the secured loan agreement with U.S. Treasury that extended the deadline pursuant to which SkyWest Airlines may, at its discretion, borrow additional amounts under the facility from March 26, 2021 to May 28, 2021. The other terms of the Treasury Loan Agreement were not affected. As of March 31, 2021, total borrowings under this facility were $60 million. The Company did not draw any additional amounts during the three months ended March 31, 2021.

American Rescue Plan Act of 2021. On April 23, 2021, SkyWest Airlines entered into a Payroll Support Program 3 Agreement (the “PSP 3 Agreement”) with U.S. Treasury with respect to a payroll grant program under the American Rescue Plan Act of 2021 (“American Rescue Plan Act”). Pursuant to the PSP 3 Agreement, SkyWest Airlines expects to receive from U.S. Treasury approximately $250.0 million in the aggregate during the second quarter of 2021, $125.0 million of which the Company received on April 23, 2021.

In connection with the receipt of financial assistance under the PSP 3 Agreement, SkyWest Airlines is required to comply with the relevant provisions of the American Rescue Plan Act, many of which are substantially similar to the requirements placed on SkyWest Airlines by the Payroll Support Program Agreement under the CARES Act and the PSP Extension Agreement under the 2021 Appropriations Act. The relevant provisions include the requirement that the funding be used exclusively for the continuation of payment of employee wages, salaries and benefits. Similar to the previous Payroll Support Programs, SkyWest Airlines and, in some cases, the Company will also be subject to certain restrictions, including, but not limited to, limitations on involuntary terminations, pay rate reductions and furloughs through September 30, 2021, restrictions on the payment of dividends and the repurchase of shares through September 30, 2022, and certain limitations on executive compensation through April 1, 2023.

As partial compensation to U.S. Treasury for the provision of financial assistance under the PSP 3 Agreement, SkyWest Airlines issued, and the Company guaranteed, a promissory note (the “Promissory Note”) to U.S. Treasury on April 23, 2021 (the “PSP 3 Closing Date”). The Promissory Note provides for SkyWest Airlines’ unconditional promise to pay to U.S. Treasury the expected principal sum of up to approximately $45.0 million. On the PSP 3 Closing Date, the principal amount of the Promissory Note was approximately $7.5 million, and such principal amount will be increased by an amount equal to 30% of each additional disbursement of grants to SkyWest Airlines under the PSP 3 Agreement in connection with each additional disbursement following the PSP 3 Closing Date.

The Promissory Note will bear interest at a rate equal to 1.00% per annum until the fifth anniversary of the PSP 3 Closing Date, and 2.00% plus an interest rate based on the secured overnight financing rate per annum (but not less than 0.00%) thereafter until the tenth anniversary of the PSP 3 Closing Date (the “Maturity Date”). Accrued interest will be payable in arrears on the last business day of each of March and September of each year, beginning with September 30, 2021. The aggregate unpaid principal amount of the Promissory Note, all accrued and unpaid interest and all other amounts payable under the Promissory Note will be due and payable on the Maturity Date.

In connection with the PSP 3 Agreement and as partial compensation to U.S. Treasury for the provision of financial assistance under the PSP 3 Agreement, the Company will issue warrants (each a “Warrant” and, collectively, the “Warrants”) to U.S. Treasury to purchase up to an expected aggregate of 78,317 shares (the “Warrant Shares”) of the Company’s common stock, at an exercise price of $57.47 per share, which was the closing price of the Common Stock on The Nasdaq Stock Market on March 10, 2021. The Warrants will be issued pursuant to the terms of a Warrant Agreement entered into by the Company and U.S. Treasury on April 23, 2021. The number of Warrant Shares to be issued is subject to adjustment as a result of certain anti-dilution provisions contained in the Warrants. On the PSP 3 Closing Date, the Company issued a Warrant to Treasury to purchase 13,058 shares of the Company’s common stock in connection with the PSP 3 Agreement.

(3) Flying Agreements Revenue and Lease, Airport Services and Other Revenues

The Company recognizes flying agreements revenue and lease, airport services and other revenues when the service is provided under its code-share agreements. Under the Company’s fixed-fee arrangements (referred to as “capacity purchase agreements”) with United Airlines, Inc. (“United”), Delta Air Lines, Inc. (“Delta”), American Airlines, Inc. (“American”) and Alaska Airlines, Inc. (“Alaska”) (each, a “major airline partner”), the major airline partner generally pays the Company a fixed-fee for each departure, flight hour (measured from takeoff to landing, excluding taxi time) or block hour (measured from takeoff to landing, including taxi time) incurred, and an amount per aircraft in service each month with additional incentives based on flight completion and on-time performance. The major airline partner also directly pays for or reimburses the Company for certain direct expenses incurred under the capacity purchase agreement, such as fuel, airport landing fees and airport rents. Under the capacity purchase agreements, the Company’s performance obligation is met when each flight is completed, measured in completed block hours, and is reflected in flying agreements revenue. The transaction price for the capacity purchase agreements is determined from the fixed-fee consideration, incentive consideration and directly reimbursed expenses earned as flights are completed over the agreement term. For the three months ended March 31, 2021 and 2020, capacity purchase agreements represented approximately 86.6% and 85.9% of the Company’s flying agreements revenue, respectively.

Under the Company’s prorate arrangements (referred to as a “prorate” or “revenue-sharing” agreement), the major airline partner and the Company negotiate a passenger fare proration formula, pursuant to which the Company receives a percentage of the ticket revenues for those passengers traveling for one portion of their trip on a Company airline and the other portion of their trip on the major airline partner. Under the Company’s prorate flying agreements, the performance obligation is met and revenue is recognized when each flight is completed based upon the portion of the prorate passenger fare the Company anticipates that it will receive for each completed flight. The transaction price for the prorate agreements is determined from the proration formula derived from each passenger ticket amount on each completed flight over the agreement term. For the three months ended March 31, 2021 and 2020, prorate flying agreements represented approximately 13.4% and 14.1% of the Company’s flying agreements revenue, respectively.

The following table represents the Company’s flying agreements revenue by type for the three months ended March 31, 2021 and 2020 (in thousands):

	For the three months ended March 31,
	2021	2020
Capacity purchase agreements revenue: flight operations	$211,052	$366,409
Capacity purchase agreements revenue: aircraft lease and fixed revenue	231,491	242,734
Prorate agreements revenue	68,648	100,351
Flying agreements revenue	$511,191	$709,494

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

Under the Company’s capacity purchase agreements, the Company is paid a fixed amount per aircraft each month over the contract term. The Company recognizes revenue attributed to the fixed monthly payments proportionate to the number of block hours completed during each reporting period, relative to the estimated number of block hours the Company anticipates completing over the remaining contract term. The Company operated a materially lower number of flights during the three months ended March 31, 2021 from historical levels due to a reduction in flight schedules resulting from the COVID-19 pandemic. The Company’s completed departures decreased 26% and completed block hours decreased 23% during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Due to the lower number of flights operated during the three months ended March 31, 2021, the amount of cash collected for the fixed amount per aircraft exceeded the revenue recognized based on flights completed. Accordingly, the Company deferred $21.2 million of revenue attributed to the fixed amount per month per aircraft received during the three months ended March 31, 2021. The Company’s deferred revenue balance was $131.9 million as of March 31, 2021, including $19.9 million in other current liabilities and $112.0 million in other long-term liabilities. The Company anticipates the future monthly flight levels will increase over the remaining applicable contract terms compared to the three months ended March 31, 2021. The Company’s deferred revenue balance will be recognized based on the number of block hours completed during each period relative to the estimated number of block hours the Company anticipates completing over the remaining contract term.

The Company’s capacity purchase and prorate agreements include weekly provisional cash payments from the respective major airline partner based on a projected level of flying each month. The Company and each major airline partner subsequently reconcile these payments to the actual completed flight activity on a monthly or quarterly basis.

The following table summarizes the significant provisions of each code-share agreement SkyWest Airlines has with each major airline partner:

United Express Agreements
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
United Express Agreements (capacity purchase agreement)	• E175 • CRJ 700 • CRJ200	90 19 70	• Individual aircraft have scheduled removal dates from 2022 to 2029
United Express Prorate Agreement (prorate agreement)	• CRJ 200	38	• Terminable with 120-day notice

Delta Connection Agreements
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
Delta Connection Agreement (capacity purchase agreement)	• E175 • CRJ 900 • CRJ 700	71 40 5	• Individual aircraft have scheduled removal dates from 2021 to 2030
Delta Connection Prorate Agreement (prorate agreement)	• CRJ 200	29	• Terminable with 30-day notice

American Capacity Purchase Agreement
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
American Agreement (capacity purchase agreement)	• CRJ 700	74	• Individual aircraft have scheduled removal dates from 2022 to 2026

Alaska Capacity Purchase Agreement
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
Alaska Agreement (capacity purchase agreement)	• E175	32	• Individual aircraft have scheduled removal dates in 2030

In addition to the contractual arrangements described above, as of March 31, 2021, SkyWest Airlines has a capacity purchase agreement with American to place 20 Embraer E175 dual-class regional jet aircraft (“E175”) into service. The delivery dates for the 20 new E175 aircraft are currently scheduled for the third and fourth quarters of 2021 and early 2022 and the aircraft are expected to be placed into service in 2022. SkyWest Airlines also has an agreement with American to place 16 used CRJ700s under a multi-year capacity purchase agreement in 2021. Final delivery dates may be adjusted based on various factors.

When an aircraft is scheduled to be removed from a capacity purchase agreement, the Company may, as practical under the circumstances, negotiate an extension with the respective major airline partner, negotiate the placement of the aircraft with another major airline partner, return the aircraft to the lessor if the aircraft is leased and the lease is expiring, place owned aircraft for sale, or pursue other uses for the aircraft. Other uses for the aircraft may include placing the aircraft in a prorate agreement, leasing the aircraft to a third party or parting out the aircraft to use the engines and parts as spare inventory or to lease the engines to a third party.

The following represents the Company’s lease, airport services and other revenue for the three months ended March 31, 2021 and 2020 (in thousands):

	For the three months ended March 31,
	2021	2020
Operating lease revenue	$14,950	$10,546
Airport customer service and other revenue	8,414	9,896
Lease, airport services and other	$23,364	$20,442

The following table summarizes future minimum rental income under operating leases primarily related to leased aircraft and engines that had remaining non-cancelable lease terms as of March 31, 2021 (in thousands):

April 2021 through December 2021	$34,167
2022	45,391
2023	44,848
2024	42,530
2025	39,082
Thereafter	155,089
$361,107

Of the Company’s $5.3 billion of property and equipment, net as of March 31, 2021, $268.2 million of regional jet aircraft and spare engines was leased to third parties under operating leases. The Company mitigates the residual asset risks of these assets by leasing aircraft and engine types that can be operated by the Company in the event of a default. Additionally, the operating leases typically have specified lease return condition requirements paid by the lessee to the Company and the Company typically maintains inspection rights under the leases. Additionally, lease, airport services and other revenues includes airport agent services, such as gate and ramp agent services at applicable airports where the Company provides such services. The transaction price for airport customer service agreements is determined from an agreed-upon rate by location applied to the applicable number of flights handled by the Company over the agreement term.

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

Allowance for credit losses

The Company adopted Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments” (“Topic 326”) on January 1, 2020. At adoption, the Company’s primary financial assets included trade receivables from its flying agreements, a note receivable from the sale of the Company’s subsidiary, ExpressJet Airlines, Inc., in 2019, and receivables from aircraft manufacturers and other third parties in the airline industry. The Company recorded a credit loss of $11.6 million net of income tax in conjunction with the adoption of Topic 326. The Company recorded this credit loss as a January 1, 2020 beginning balance sheet entry to retained earnings (net of income tax).

The Company monitors publicly available credit ratings for entities for which the Company has a significant receivable balance. As of March 31, 2021, the Company had gross receivables of $65.5 million in current assets and gross receivables of $219.8 million in other long-term assets. The Company has established credit loss reserves based on publicly available historic default rates issued by a third party for companies with similar credit ratings, factoring in the term of the respective accounts receivable or note receivable. During the three months ended March 31, 2021, there were no significant changes in the outstanding accounts receivable or notes receivable or the credit ratings of the entities. The Company’s credit loss reserve was $45.9 million at March 31, 2021, compared to $46.2 million at December 31, 2020. The $0.3 million decrease in the credit loss reserve for the three months ended March 31, 2021 was reflected as a reduction to the credit loss expense.

(4) Share-Based Compensation and Stock Repurchases

During the three months ended March 31, 2021, the Company granted 44,770 restricted stock units and 157,210 performance shares to certain employees of the Company under the SkyWest, Inc. 2019 Long-Term Incentive Plan. Both the restricted stock units and performance shares have a three-year vesting period, during which the recipient must remain employed with the Company or one of the Company’s subsidiaries. The number of performance shares awardable from the 2021 grants can range from 0% to 250% of the original amount granted depending on the Company’s performance over a two-year measurement period against the pre-established targets. Upon vesting, each restricted stock unit and performance share will be replaced with one share of common stock. The fair value of these restricted stock units and performance shares on their date of grant was $44.87 per share. During the three months ended March 31, 2021, the Company did not grant any options to purchase shares of common stock to employees. Additionally, during the three months ended March 31, 2021, the Company granted 21,175 fully vested shares of common stock to the Company’s directors at a grant date fair value of $44.87.

The Company accounts for forfeitures of restricted stock units and performance shares when forfeitures occur. The estimated fair value of the restricted stock units and performance shares is amortized over the applicable vesting periods. During the three months ended March 31, 2021 and 2020, the Company recorded pre-tax share-based compensation expense of $2.6 million and $1.7 million, respectively.

During the three months ended March 31, 2021, the Company paid $1.6 million for the income tax obligation on vested employee equity awards and issued the net, after-tax shares to employees. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2021. During the three months ended March 31, 2020, the Company repurchased 385,606 shares of its common stock for $20.0 million and paid $6.2 million for the income tax obligation on vested employee equity awards and issued the net, after-tax shares to employees.

Under the terms of the Treasury Loan Agreement, the Company is restricted from repurchasing shares of its common stock for a twelve-month period following repayment of the loan in full. Additionally, under the PSP 3 Agreement, the Company is restricted from repurchasing shares of its common stock through September 30, 2022.

(5) Net Income Per Common Share

Basic net income per common share (“Basic EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income per common share. During the three months ended March 31, 2021, 295,000 performance shares (at target performance) were excluded from the computation of Diluted EPS since the Company had not achieved the minimum target thresholds as of March 31, 2021. During the three months ended March 31, 2020, 219,000 performance shares (at target performance) were excluded from the computation of Diluted EPS since the Company had not achieved the minimum target thresholds as of March 31, 2020.

The calculation of the weighted average number of shares of common stock outstanding for Basic EPS and Diluted EPS for the periods indicated (in thousands, except per share data) is as follows:

	Three Months Ended
	March 31,
	2021	2020
Numerator:
Net income	$35,900	$29,988
Denominator:
Basic earnings per share weighted average shares	50,286	50,277
Dilution due to stock options and restricted stock units	441	282
Diluted earnings per share weighted average shares	50,727	50,559

Basic earnings per share	$0.71	$0.60
Diluted earnings per share	$0.71	$0.59

(6) Segment Reporting

The Company’s two reporting segments consist of the operations of SkyWest Airlines and SkyWest Leasing activities.

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

The following represents the Company’s segment data for the three-month periods ended March 31, 2021 and 2020 (in thousands):

	Three months ended March 31, 2021
	SkyWest	SkyWest
	Airlines	Leasing	Consolidated
Operating revenues (1)	$406,450	$128,105	$534,555
Operating expense	387,870	65,843	453,713
Depreciation and amortization expense	50,326	59,271	109,597
Interest expense	3,129	28,225	31,354
Segment profit (2)	15,451	34,037	49,488
Total assets (as of March 31, 2021)	2,924,598	3,970,087	6,894,685
Capital expenditures (including non-cash)	35,206	22,302	57,508

	Three months ended March 31, 2020
	SkyWest	SkyWest
	Airlines	Leasing	Consolidated
Operating revenues (1)	$606,842	$123,094	$729,936
Operating expense	594,141	69,474	663,615
Depreciation and amortization expense	51,775	59,933	111,708
Interest expense	2,541	27,663	30,204
Segment profit (2)	10,160	25,957	36,117
Total assets (as of March 31, 2020)	2,650,094	4,011,317	6,661,411
Capital expenditures (including non-cash)	38,879	72,245	111,124
(1)	Prorate revenue and airport customer service revenue are primarily reflected in the SkyWest Airlines segment.
(2)	Segment profit is equal to operating income less interest expense.

(7) — Leases, Commitments and Contingencies

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

Aircraft

As of March 31, 2021, excluding aircraft financed by our major partners that we operate for them under contract, the Company had 42 aircraft under long-term lease agreements with remaining terms ranging from three years to ten years.

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

Leases

As of March 31, 2021, the Company’s right-of-use assets were $274.0 million, the Company’s current maturities of operating lease liabilities were $82.7 million, and the Company’s noncurrent lease liabilities were $200.6 million. During the three months ended March 31, 2021, the Company paid $16.6 million in operating leases reflected as a reduction from operating cash flows.

The table below presents lease related terms and discount rates as of March 31, 2021.

As of March 31, 2021
Weighted-average remaining lease term for operating leases	6.4 years
Weighted-average discount rate for operating leases	6.1%

The Company’s lease costs for the three months ended March 31, 2021 and 2020 included the following components (in thousands):

	For the three months ended March 31,
	2021	2020
Operating lease cost	$22,127	$25,018
Variable and short-term lease cost	1,224	1,344
Sublease income	(1,335)	(1,571)
Total lease cost	$22,016	$24,791

As of March 31, 2021, the Company leased aircraft, airport facilities, office space, and other property and equipment under non-cancelable operating leases, which are generally on a long-term, triple-net lease basis pursuant to which the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. The Company expects that, in the normal course of business, such operating leases that expire may be renewed or replaced by other leases, or the property may be purchased rather than leased. The following table summarizes future minimum rental payments primarily related to leased aircraft required under operating leases that had initial or remaining non-cancelable lease terms as of March 31, 2021 (in thousands):

April 2021 through December 2021	$70,255
2022	79,112
2023	72,153
2024	29,274
2025	16,725
Thereafter	83,239
$350,758

As of March 31, 2021, the Company had a firm purchase commitment for 20 E175 aircraft from Embraer, S.A. (“Embraer”) with anticipated delivery dates through 2022 and a firm purchase commitment for eight used CRJ700 aircraft from a third party with anticipated delivery dates through 2021.

The following table summarizes the Company’s commitments and obligations as noted for each of the next five years and thereafter (in thousands):

	Total	Apr - Dec 2021	2022	2023	2024	2025	Thereafter
Operating lease payments for aircraft and facility obligations	$350,758	$70,255	$79,112	$72,153	$29,274	$16,725	$83,239
Firm aircraft and spare engine commitments	555,458	499,306	56,152	—	—	—	—
Interest commitments (1)	522,585	90,454	106,979	89,228	73,056	57,835	105,033
Principal maturities on long-term debt	3,140,774	271,082	407,226	417,720	371,994	446,924	1,225,828
Total commitments and obligations	$4,569,575	$931,097	$649,469	$579,101	$474,324	$521,484	$1,414,100
(1)	At March 31, 2021, 98.1% of the Company’s total long-term debt had fixed interest rates.

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

As of March 31, 2021, and December 31, 2020, the Company held certain assets that are required to be measured at fair value on a recurring basis. Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of March 31, 2021
	Total	Level 1	Level 2	Level 3
Marketable Securities
Bonds and bond funds	$92,025	$—	$92,025	$—
Commercial paper	513,413	—	513,413	—
	$605,438	$—	$605,438	$—
Cash and Cash Equivalents	231,005	231,005	—	—
Total Assets Measured at Fair Value	$836,443	$231,005	$605,438	$—

	Fair Value Measurements as of December 31, 2020
	Total	Level 1	Level 2	Level 3
Marketable Securities
Bonds and bond funds	$117,928	$—	$117,928	$—
Commercial paper	492,257	—	492,257	—
	$610,185	$—	$610,185	$—
Cash and Cash Equivalents	215,723	215,723	—	—
Total Assets Measured at Fair Value	$825,908	$215,723	$610,185	$—

The Company’s “marketable securities” classified as Level 2 securities primarily utilize broker quotes in a non-active market for valuation of these securities.

The Company did not make any significant transfers of securities between Level 1, Level 2 and Level 3 during the three months ended March 31, 2021. The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

As of March 31, 2021, and December 31, 2020, the Company classified $605.4 million and $610.2 million of marketable securities, respectively, as short-term since it had the intent to maintain a liquid portfolio and the ability to redeem the securities within one year. As of March 31, 2021, and December 31, 2020, the cost of the Company’s total cash and cash equivalents and available for sale securities was $836.4 million and $825.9 million, respectively.

The fair value of the Company’s long-term debt classified as Level 2 debt was estimated using discounted cash flow analyses, based on the Company’s current estimated incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company’s long-term debt is estimated based on current rates offered to the

Company for similar debt and was estimated to be $3.1 billion as of March 31, 2021 and $3.2 billion as of December 31, 2020, as compared to the carrying amount of $3.1 billion as of March 31, 2021 and $3.2 billion as of December 31, 2020.

(9) Long-term Debt

Long-term debt consisted of the following as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Current portion of long-term debt	$360,843	$406,005
Current portion of unamortized debt issue cost, net	(3,380)	(3,847)
Current portion of long-term debt, net of debt issue costs	$357,463	$402,158

Long-term debt, net of current maturities	$2,779,931	$2,829,997
Long-term portion of unamortized debt issue cost, net	(31,214)	(28,459)
Long-term debt, net of current maturities and debt issue costs	$2,748,717	$2,801,538

Total long-term debt (including current portion)	$3,140,774	$3,236,002
Total unamortized debt issue cost, net	(34,594)	(32,306)
Total long-term debt, net of debt issue costs	$3,106,180	$3,203,696

During the three months ended March 31, 2021, in connection with the PSP Extension Agreement, the Company issued to U.S. Treasury a promissory note for an aggregate principal amount of $39.9 million and issued warrants to purchase 98,815 shares of the Company’s common stock. The Company has recorded the value of the promissory note and warrants on a relative fair value basis as $39.9 million of long-term debt and $3.3 million in common stock, respectively. These warrants have an exercise price of $40.41 per share and a five-year term from the date of issuance. See Note 2, “Impact of the COVID-19 Pandemic,” for further discussion of the terms of the payroll support program loan and warrants.

As of March 31, 2021, and December 31, 2020, the Company had $59.5 million and $61.1 million, respectively, in letters of credit and surety bonds outstanding with various banks and surety institutions.

As of March 31, 2021, SkyWest Airlines had a $75 million line of credit. The line of credit includes minimum liquidity and profitability covenants and is secured by certain assets. As of March 31, 2021, SkyWest Airlines had no amount outstanding under the facility. However, at March 31, 2021 SkyWest Airlines had $34.0 million in letters of credit issued under the facility, which reduced the amount available under the facility to $41.0 million. The Company obtained waivers for the line of credit agreement that permitted the Company to receive funding under the CARES Act and waived compliance with minimum profitability covenants through June 30, 2021. The line of credit expires on September 30, 2021.

(10) — Investment in Other Companies

During 2019, the Company created a joint venture with Regional One, Inc. (“Regional One”) by investing $22.3 million for a 75% ownership interest in Aero Engines, LLC. (“Aero Engines”). The primary purpose of Aero Engines is to lease engines to third parties. Aero Engines requires unanimous approval from the Company and Regional One for its engine purchases, dispositions, lease agreements with third parties and all other material transactions. The Company determined Aero Engines is a variable interest entity as the Company has a 75% ownership interest in Aero Engines and all material decisions require unanimous approval from the Company and Regional One, resulting in disproportionate ownership rights relative to voting rights. As unanimous approval is required for all Aero Engines’ material activities, Aero Engines has no primary beneficiary. The Company accounts for its investment in Aero Engines under the equity method. The Company’s exposure in its investment in Aero Engines primarily consists of the Company’s portion of income or loss from Aero Engines’ engine lease agreements with third parties and the Company’s ownership percentage in Aero Engines’ engines book value. The Company invested an additional $1.0 million into Aero Engines in 2020. Aero Engines had no debt outstanding as of March 31, 2021. As of March 31, 2021, the Company’s investment balance in Aero Engines was $25.7 million. The Company’s investment in Aero Engines has been recorded in “Other Assets” on the Company’s consolidated balance sheet. The Company’s portion of the income generated by Aero Engines for the three months ended March 31, 2021 was $0.2 million, which is recorded in “Other Income” on the Company’s consolidated statements of comprehensive income.

(11) Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2021 was 28.2%. The Company’s effective tax rate for the three months ended March 31, 2021 varied from the federal statutory rate of 21.0% primarily due to the provision for state income taxes and the impact of non-deductible expenses.

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

(12) Legal Matters

The Company is subject to certain legal actions which it considers routine to its business activities. As of March 31, 2021, the Company’s management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents factors that had a material effect on the results of operations of SkyWest, Inc. (“SkyWest” “we” or “us”) during the three-month periods ended March 31, 2021 and 2020. Also discussed is our financial condition as of March 31, 2021 and December 31, 2020. You should read this discussion in conjunction with our condensed consolidated financial statements for the three months ended March 31, 2021, including the notes thereto, appearing elsewhere in this Report. This discussion and analysis contains forward-looking statements. Please refer to the section of this Report entitled “Cautionary Statement Concerning Forward-Looking Statements” for discussion of uncertainties, risks and assumptions associated with these statements.

Cautionary Statement Concerning Forward-Looking Statements

Certain of the statements contained in this Report should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” “hope,” “likely,” and “continue” and similar terms used in connection with statements regarding our outlook, anticipated operations, the revenue environment, our contractual relationships, and our anticipated financial performance. These statements include, but are not limited to, statements regarding the impact of the COVID-19 pandemic on our business, results of operations and financial condition and the impact of any measures, including travel restrictions, taken to mitigate the effect of the pandemic, our future growth and development plans, including our future financial and operating results, our plans, objectives, expectations and intentions and other statements that are not historical facts. Readers should keep in mind that all forward-looking statements are based on our existing beliefs about present and future events outside of our control and on assumptions that may prove to be incorrect. If one or more risks identified in this Report materializes, or any other underlying assumption proves incorrect, our actual results will vary, and may vary materially, from those anticipated, estimated, projected, or intended for a number of reasons, including but not limited to: the uncertainty of the duration, scope and impact of COVID-19; a further spread or worsening of COVID-19; the consequences of the COVID-19 pandemic to global economic conditions, the travel industry and our major airline partners in general and our financial condition and results of operations in particular; the challenges of competing successfully in a highly competitive and rapidly changing industry; developments associated with fluctuations in the economy and the demand for air travel, including as a result of the COVID-19 pandemic; the financial stability of United Airlines, Inc. (“United”), Delta Air Lines, Inc. (“Delta”), American Airlines, Inc. (“American”) and Alaska Airlines, Inc. (“Alaska”) (each, a “major airline partner”) and any potential impact of their financial condition on our operations; fluctuations in flight schedules, which are determined by the major airline partners for whom SkyWest conducts flight operations; variations in market and economic conditions; significant aircraft lease and debt commitments; realization of manufacturer residual value guarantees on applicable SkyWest aircraft; residual aircraft values and related impairment charges; the impact of global instability; labor relations and costs; potential fluctuations in fuel costs, and potential fuel shortages; the impact of weather-related or other natural disasters on air travel and airline costs; new aircraft deliveries; and the ability to attract and retain qualified pilots, as well as other factors identified under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, under the heading “Risk Factors” in Part II, Item 1A of this Report, elsewhere in this Report, in our other filings with the Securities and Exchange Commission (the “SEC”) and other unanticipated factors.

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

Impact of the COVID-19 Pandemic

COVID-19, which was declared a global health pandemic by the World Health Organization in March 2020, has continued to spread around the world and driven the implementation and continuation of significant, government-imposed measures to prevent or reduce its spread, including travel restrictions, closing of borders, “shelter in place”

orders and business closures. Consequently, we and our major airline partners have experienced an unprecedented decline in the demand for air travel, which has materially and adversely affected our revenues, particularly under our prorate agreements. The continued spread of the virus and the ongoing global pandemic has affected nearly all of the domestic and international networks of our major airline partners for whom we conduct flight operations and rely on to set our flight schedules. While the length and severity of the reduction in demand due to COVID-19 is uncertain, we presently expect a continued negative impact on our results of operations in 2021 and possibly thereafter.

Liquidity. At March 31, 2021, we had $1,542.4 million in total available liquidity, consisting of $836.4 million in cash and marketable securities, $41.0 million available under SkyWest Airlines’ line of credit and an additional $665.0 million related to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) available under our secured loan and guarantee agreement (the “Treasury Loan Agreement”) with the U.S. Department of the Treasury (“U.S. Treasury”).

Overview

We have the largest regional airline operation in the United States through our operating subsidiary SkyWest Airlines, Inc. (“SkyWest Airlines”). As of March 31, 2021, we offered scheduled passenger service with approximately 1,700 total daily departures to destinations in the United States, Canada, Mexico and the Caribbean. Our fleet of Embraer E175 regional jet aircraft (“E175”), Canadair CRJ900 regional jet aircraft (“CRJ900”) and Canadair CRJ700 regional jet aircraft (“CRJ700”) have a multiple-class seat configuration, whereas our CRJ200 aircraft have a single-class seat configuration. As of March 31, 2021, we had 605 total aircraft in our fleet, including 468 aircraft in scheduled service under our code-share agreements, summarized as follows:

	E175	CRJ900	CRJ700	CRJ200	Total
United	90	—	19	108	217
Delta	71	40	5	29	145
American	—	—	74	—	74
Alaska	32	—	—	—	32
Aircraft in scheduled service	193	40	98	137	468
Leased to third parties	—	5	34	—	39
Other*	—	4	26	68	98
Total Fleet	193	49	158	205	605

*As of March 31, 2021, other aircraft include: supplemental spare aircraft supporting our code-share agreements and that may be used in future code-share or leasing arrangements, aircraft transitioning between code-share agreements with our major airline partners, or aircraft that are in the process of being parted out.

Our business model is based on providing scheduled regional airline service under code-share agreements (commercial agreements, typically in the form of capacity purchase agreements or prorate agreements, between airlines that, among other things, allow one airline to use another airline’s flight designator codes on its flights) with our major airline partners. Our success is principally dependent on our ability to meet the needs of our major airline partners through providing a reliable and safe operation at attractive economics. From March 31, 2020 to March 31, 2021, we made several changes to our fleet count under our flying agreements, including the addition of 30 new E175 aircraft, 10 used CRJ700 aircraft, one new CRJ900 aircraft, and the removal of four CRJ900 aircraft and 53 CRJ200 aircraft. Additionally, from March 31, 2020 to March 31, 2021, we increased the number of CRJ700 aircraft we leased to third parties from 16 aircraft to 34 aircraft and leases on four CRJ200 aircraft with third parties terminated.

We anticipate our fleet will continue to evolve, as we are scheduled to add 20 new E175 aircraft and 16 used CRJ700 aircraft with American by the end of 2022. Timing of these anticipated deliveries may be subject to change as we are coordinating with our major airline partners in response to the COVID-19 pandemic’s impact on demand. Our primary objective in the fleet changes is to improve our profitability by adding new E175 aircraft and used CRJ aircraft to capacity purchase agreements, and potentially removing older aircraft from service that typically require higher maintenance costs.

As of March 31, 2021, approximately 46.4% of our aircraft in scheduled service were operated for United, approximately 31.0% were operated for Delta, approximately 15.8% were operated for American and approximately 6.8% were operated for Alaska.

Historically, multiple contractual relationships with major airlines have enabled us to reduce our reliance on any single major airline code and to enhance and stabilize operating results through a mix of fixed-fee arrangements (referred to as “capacity purchase agreements”) and revenue-sharing arrangements (referred to as “prorate” agreements). For the three months ended March 31, 2021, capacity purchase revenue and prorate revenue represented approximately 86.6% and 13.4%, respectively, of our total flying agreements revenue. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on completed block hours (measured from takeoff to landing, including taxi time), flight departures, the number of aircraft under contract and other operating measures. On prorate routes, we have more control over scheduling, pricing and seat inventories, and we share passenger fares with our major airline partners according to prorate formulas. Our prorate revenue and profitability may fluctuate based on ticket prices and passenger loads, and we are responsible for the operating costs of the prorate flights, including fuel and airport costs.

First Quarter Summary

We had total operating revenues of $534.6 million for the three months ended March 31, 2021, a 26.8% decrease compared to total operating revenues of $729.9 million for the three months ended March 31, 2020. We had net income of $35.9 million, or $0.71 per diluted share, for the three months ended March 31, 2021, compared to net income of $30.0 million, or $0.59 per diluted share, for the three months ended March 31, 2020. The significant items affecting our revenue and operating expenses during the three months ended March 31, 2021 are outlined below:

Revenue

The number of aircraft we have in scheduled service and the number of block hours we generate on our flights are primary drivers to our flying agreements revenue under our capacity purchase agreements. The number of flights we operate and the corresponding number of passengers we carry are the primary drivers to our revenue under our prorate flying agreements. As a result of lower passenger demand from the COVID-19 pandemic, the number of aircraft we operated decreased from 484 as of March 31, 2020 to 468 as of March 31, 2021; the number of block hours decreased from 357,223 for the three months ended March 31, 2020 to 276,182 for the three months ended March 31, 2021 or by 22.7%; and the number of passengers we carried decreased from 8.9 million for the three months ended March 31, 2020 to 5.7 million or by 35.6%.

As a result of reduced flight schedules and fewer aircraft operating under our capacity purchase agreements for the three months ended March 31, 2021 as compared to three months ended March 31, 2020, our capacity purchase revenue decreased $166.6 million, or 27.3%. Additionally, we deferred recognizing revenue on $21.2 million of fixed monthly payments received under our capacity purchase agreements for the three months ended March 31, 2021 as a result of significant reductions to our flight schedules as further described in the section of this report entitled “Results of Operations”. Since March 2020, the COVID-19 pandemic has had a negative impact on our revenues, especially under our prorate agreements. As a result of a reduction in the number of aircraft operating under our prorate agreements and fewer passengers carried on our prorate routes, our prorate revenue decreased by $31.7 million, or 31.6% for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. The negative impact to our revenues due to the COVID-19 pandemic and its associated effects on the travel industry is anticipated to continue in 2021 and may continue into subsequent periods.

Operating Expenses

Our total operating expenses decreased $208.8 million, or 30.1% for the three months ended March 31, 2021, compared to the three months ended March 31, 2020. This decrease was primarily due to a significant reduction in the number of flights we operated as a result of the COVID-19 pandemic. Departures decreased from 209,283 for the three months ended March 31, 2020 to 154,894 for the three months ended March 31, 2021, or by 26.0%. Additionally, during the three months ended March 31, 2021 we recorded $193.2 million in payroll support grants received from U.S.

Treasury under the 2021 Appropriations Act as an offset to our operating expenses. Additional details regarding the decrease in our operating expenses are described in the section of this Report entitled “Results of Operations.”

Fleet Activity

The following table summarizes our fleet scheduled for service as of:

Aircraft in Service	March 31, 2021	December 31, 2020	March 31, 2020
E175s	193	193	163
CRJ900s	40	39	43
CRJ700s	98	90	88
CRJ200s	137	130	190
Total	468	452	484

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 to our consolidated financial statements for the year ended December 31, 2020, which are presented in our Annual Report on Form 10-K for the year ended December 31, 2020. Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management’s subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to revenue recognition, aircraft leases, long-lived assets, self-insurance and income tax. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results will likely differ, and may differ materially, from such estimates.

Results of Operations

Three Months Ended March 31, 2021 and 2020

Operational Statistics

The following table sets forth our major operational statistics and the associated percentage changes for the periods identified below. The decrease in block hours, departures and passengers carried during the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was due to the decrease in demand related to the COVID-19 pandemic.

	For the three months ended March 31,
Block hours by aircraft type:	2021	2020	% Change
E175s	128,498	132,679	(3.2)%
CRJ900s	24,006	28,920	(17.0)%
CRJ700s	63,095	68,074	(7.3)%
CRJ200s	60,583	127,550	(52.5)%
Total block hours	276,182	357,223	(22.7)%

Departures	154,894	209,283	(26.0)%
Passengers carried	5,708,589	8,864,506	(35.6)%
Passenger load factor	56.7%	67.5%	(10.8)	pts
Average passenger trip length (miles)	540	493	9.5%

Operating Revenues

The following table summarizes our operating revenue for the periods indicated (dollar amounts in thousands):

	For the three months ended March 31,
	2021	2020	$ Change	% Change
Flying agreements	$511,191	$709,494	$(198,303)	(27.9)%
Lease, airport services and other	23,364	20,442	2,922	14.3%
Total operating revenues	$534,555	$729,936	$(195,381)	(26.8)%

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

We disaggregate our flying agreements revenue into the following categories (dollar amounts in thousands):

	For the three months ended March 31,
	2021	2020	$ Change	% Change
Capacity purchase agreements revenue: flight operations	$211,052	$366,409	$(155,357)	(42.4)%
Capacity purchase agreements revenue: aircraft lease and fixed revenue	231,491	242,734	(11,243)	(4.6)%
Prorate agreements revenue	68,648	100,351	(31,703)	(31.6)%
Flying agreements revenue	$511,191	$709,494	$(198,303)	(27.9)%

The decrease in “Capacity purchase agreements revenue: flight operations” of $155.4 million was primarily due to a reduction in flights we were scheduled to operate by our major airline partners in 2021 as a result of decreased passenger demand in response to the COVID-19 pandemic. Our completed departures decreased 26.0% and completed block hours decreased 22.7% during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Additionally, we provided temporary rate reductions to our major airline partners under our capacity purchase agreements during the three months ended March 31, 2021 in response to the COVID-19 demand disruption impact to our partners.

The decrease in “Capacity purchase agreements revenue: aircraft lease and fixed revenue” of $11.2 million was primarily due to deferred revenue we recorded for the three months ended March 31, 2021 attributed to the fixed cash payments per aircraft we received under our capacity purchase agreements compared to the three months ended March 31, 2020, partially offset by aircraft lease and fixed rate revenue generated from six E175 aircraft added to our fleet since March 31, 2020. Under our capacity purchase agreements, we are paid a fixed amount per month per aircraft over the contract term. We recognize the fixed amount per aircraft as revenue proportionately to the number of flights we complete, our performance obligation, for each reporting period. We operated a materially lower number of flights during the three months ended March 31, 2021 from previous levels due to a reduction in flight schedules resulting from the COVID-19 pandemic. We anticipate the future number of flights we will complete over the remaining capacity purchase agreements will significantly increase from the three months ended March 31, 2021 levels. Due to the materially reduced flight activity during the three months ended March 31, 2021, and based on an anticipated increase in future monthly flight volumes over the remaining contract terms, we determined the fixed amount per month per aircraft received during the three months ended March 31, 2021 was disproportionately high relative to the volume of flights operated during the three months ended March 31, 2021. Accordingly, we deferred recognizing revenue of $21.2 million of fixed monthly cash payments we received under our capacity purchase agreements for the three months ended March 31, 2021. Our deferred revenue related to the fixed payments will adjust over the remaining contract term for each capacity purchase agreement based on the number of flights we complete each reporting period relative to the number of flights we anticipate completing over the remaining contract term of each capacity purchase agreement. The deferred revenue balance applicable to each contract will be recorded as revenue by the end of each respective contract term. Our total deferred revenue balance was $131.9 million as of March 31, 2021.

The decrease in prorate agreements revenue of $31.7 million was primarily due to the impact of COVID-19 and the corresponding decrease in prorate passengers and passenger revenue we received on routes we operated under our prorate agreements during the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

The increase in lease, airport services and other revenues of $2.9 million was primarily due an increase in the number of aircraft leased to third parties from 25 aircraft at March 31, 2020 to 39 aircraft at March 31, 2021 offset by a decrease in airport service revenue due to the decrease in the number of flights operated at locations where we were contracted to provide airport customer service during the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Operating Expenses

Individual expense components attributable to our operations are set forth in the following table (dollar amounts in thousands):

	For the three months ended March 31,
	2021	2020	$ Change	% Change
Salaries, wages and benefits	$219,842	$249,160	$(29,318)	(11.8)%
Aircraft maintenance, materials and repairs	203,827	160,216	43,611	27.2%
Depreciation and amortization	109,597	111,708	(2,111)	(1.9)%
Airport-related expenses	24,448	30,640	(6,192)	(20.2)%
Aircraft fuel	19,194	25,413	(6,219)	(24.5)%
Aircraft rentals	15,490	17,056	(1,566)	(9.2)%
Payroll support grant	(193,173)	—	(193,173)	NM
Other operating expenses	54,488	69,422	(14,934)	(21.5)%
Total operating expenses	$453,713	$663,615	$(209,902)	(31.6)%
Interest expense	31,354	30,204	1,150	3.8%
Total airline expenses	$485,067	$693,819	$(208,752)	(30.1)%

NM = Not Measurable

Salaries, wages and benefits. The $29.3 million, or 11.8%, decrease in salaries, wages and benefits was due to a reduction in direct labor costs that resulted from a significantly lower number of flights we operated during the three months ended March 31, 2021 in response to the COVID-19 pandemic and reductions in overhead and other labor costs. In response to the COVID-19 pandemic, we initiated various cost saving measures, including temporarily placed a freeze on hiring new employees, temporarily suspended all non-scale pay increases and offered voluntary unpaid leave to our employees.

Aircraft maintenance, materials and repairs. The $43.6 million, or 27.2%, increase in aircraft maintenance expense was primarily due to an increase in direct maintenance costs incurred on a portion of SkyWest Airlines’ CRJ700 fleet intended to extend the operational performance and reliability of these older aircraft, including increased engine maintenance expense during the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Depreciation and amortization. The $2.1 million, or 1.9%, decrease in depreciation and amortization expense was primarily due to certain CRJ200 aircraft that became fully depreciated during 2020. This reduction in depreciation on our CRJ200 fleet was partially offset by an increase in depreciation expense due to the acquisition of six new E175 aircraft and spare engines since March 31, 2020 as well as the acquisition of 27 used CRJ700 aircraft since March 31, 2020.

Airport-related expenses. Airport-related expenses include airport-related customer service costs such as outsourced airport gate and ramp agent services, airport security fees, passenger interruption costs, deicing, landing fees and station rents. For clarity, our employee airport customer service labor costs are reflected in salaries, wages and benefits and customer service labor costs we outsource to third parties are included in airport-related expenses. The $6.2 million, or 20.2%, decrease in airport-related expenses was primarily due to a decrease in airport service activities as a result of COVID-19 related flight schedule reductions.

Aircraft fuel. The $6.2 million, or 24.5%, decrease in fuel cost was primarily due to a decrease in the number of flights we operated under our prorate agreements and corresponding decrease in gallons of fuel we purchased and a decrease in our average fuel cost per gallon from $2.23 for the three months ended March 31, 2020 to $2.13 for the three months ended March 31, 2021. We purchase and incur expense for all fuel on flights operated under our prorate agreements. All fuel costs incurred under our capacity purchase contracts are either purchased directly by our major airline partner, or if purchased by us, we record the direct reimbursement as a reduction to our fuel expense. The following table summarizes the gallons of fuel we purchased under our prorate agreements, for the periods indicated:

	For the three months ended March 31,
(in thousands)	2021	2020	% Change
Fuel gallons purchased	9,010	11,415	(21.1)%
Fuel expense	$19,194	$25,413	(24.5)%

Aircraft rentals. The $1.6 million, or 9.2%, decrease in aircraft rentals was primarily related to a reduction of our fleet size that was financed through leases from third parties as a result of scheduled lease expirations subsequent to March 31, 2020.

Payroll support grant. In January 2021, we entered into an agreement with U.S. Treasury and received $233.1 million in emergency relief through the 2021 Appropriations Act payroll support program, of which $193.2 million was in the form of payroll support grants that were recognized as a reduction in labor expense over the periods the grants intended to compensate. We recognized $193.2 million in payroll support grant proceeds we received as a reduction to our operating expenses for the three months ended March 31, 2021. We did not have a comparable payroll support grant during the three months ended March 31, 2020.

Other operating expenses. Other operating expenses primarily consist of property taxes, hull and liability insurance, simulator costs, crew per diem, crew hotel costs and credit loss reserves. The $14.9 million, or 21.5%, decrease in other operating expenses was primarily related to a reduction in other operating costs that correspond to the significantly lower number of flights we operated during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, such as crew per diem, crew hotel costs and simulator costs.

Interest Expense. The $1.2 million, or 3.8%, increase in interest expense was primarily related to the additional interest expense associated with six new E175 aircraft added to our fleet subsequent to March 31, 2020, which were debt financed.

Total airline expenses. Our total airline expenses, comprising of our total operating expenses and interest expense, decreased $208.8 million, or 30.1%, due to reduction in direct operating costs attributed to the reduced number of completed flights during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 and due to the 2021 Appropriations Act payroll grant benefit we recorded during the three months ended March 31, 2021. As our interest expense is primarily attributed to debt associated with financing aircraft under our capacity purchase agreements and as revenue earned under our capacity purchase agreements is intended to compensate us for our aircraft ownership costs, including interest expense, we believe our total airline expense is meaningful expense measure for management discussion and analysis purposes.

Summary of interest income, other income (expense) and provision for income taxes:

Interest income. Interest income decreased $2.3 million, or 88.9%, during the three months ended March 31, 2021, compared to the three months ended March 31, 2020. The decrease in interest income was primarily related to a decrease in average interest rates attributed to our marketable securities subsequent to March 31, 2020.

Other income (expense), net. Other income primarily consisted of income related to our investment in a joint venture with a third party.

Provision for income taxes. For the three months ended March 31, 2021 and 2020, our income tax provision rates were 28.2% and 23.3%, respectively, which include the statutory federal income tax rate of 21% and other reconciling income tax items, including state income taxes and the impact of non-deductible expenses. The March 31, 2020 income tax provision rate was partially offset by a $1.4 million discrete tax benefit from excess tax deductions generated from employee equity transactions that occurred during the three months ended March 31, 2020. Our income tax provision rate may fluctuate each reporting period based on various factors including, but not limited to, the amount of our non-deductible operating expenses, such as a portion of our crew per diem expenses, relative to our income before income taxes.

Net income. Primarily due to the factors described above, we generated net income of $35.9 million, or $0.71 per diluted share, for the three months ended March 31, 2021, compared to net income of $30.0 million, or $0.59 per diluted share, for the three months ended March 31, 2020.

Our Business Segments

Three Months Ended March 31, 2021 and 2020

For the three months ended March 31, 2021, we had two reportable segments, which were the basis of our internal financial reporting: SkyWest Airlines and SkyWest Leasing. Our segment disclosure relates to components of our business for which separate financial information is available to, and regularly evaluated by, our chief operating decision maker.

	For the three months ended March 31,
	(dollar amounts in thousands)
	2021	2020	$ Change	% Change
Operating Revenues:
SkyWest Airlines operating revenue	$406,450	$606,842	$(200,392)	(33.0)%
SkyWest Leasing operating revenues	128,105	123,094	5,011	4.1%
Total Operating Revenues	$534,555	$729,936	$(195,381)	(26.8)%
Airline Expenses:
SkyWest Airlines airline expense	$390,999	$596,682	$(205,683)	(34.5)%
SkyWest Leasing airline expense	94,068	97,137	(3,069)	(3.2)%
Total Airline Expenses (1)	$485,067	$693,819	$(208,752)	(30.1)%
Segment profit:
SkyWest Airlines segment profit	$15,451	$10,160	$5,291	52.1%
SkyWest Leasing profit	34,037	25,957	8,080	31.1%
Total Segment Profit	$49,488	$36,117	$13,371	37.0%
Interest Income	284	2,564	(2,280)	(88.9)%
Other Income, net	216	398	(182)	(45.7)%
Consolidated Income Before Taxes	$49,988	$39,079	$10,909	27.9%
(1)	Total Airline Expenses includes operating expense and interest expense

SkyWest Airlines Segment Profit. SkyWest Airlines segment profit increased $5.3 million, or 52.1%, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020.

SkyWest Airlines block hour production decreased to 276,182, or 22.7%, for the three months ended March 31, 2021 from 357,223 for the three months ended March 31, 2020, primarily due to reduced flight schedules in response to the COVID-19 pandemic. Significant items contributing to the SkyWest Airlines segment profit are set forth below.

SkyWest Airlines operating revenues decreased $200.4 million, or 33.0%, from the three months ended March 31, 2020 to the three months ended March 31, 2021 due to reduced flight schedules and temporary rate reductions under our capacity purchase agreements, lower passenger demand under our prorate agreements, and fewer flights we handled under our airport service agreements, collectively as a result of the COVID-19 pandemic. SkyWest Airlines capacity purchase agreement revenue decreased $166.6 million from the three months ended March 31, 2020 to the three months ended March 31, 2021 due to the reduction in flight schedules and block hours, which included deferred revenue of $21.2 million of payments received under our capacity purchase agreements during three months ended March 31, 2021. Capacity purchase agreement revenue also decreased due to temporary rate reductions to our major airline partners under our capacity purchase agreements during the three months ended March 31, 2021. SkyWest Airlines prorate and other revenue decreased $33.2 million from the three months ended March 31, 2020 to the three months ended March 31, 2021 due to decreased passenger demand and reduced flight schedules.

SkyWest Airlines airline expense decreased $205.7 million, or 34.5%, from the three months ended March 31, 2020 to the three months ended March 31, 2021 due to the following primary factors:

●	SkyWest Airlines’ salaries, wages and benefits expense decreased by $29.2 million, or 11.7%, primarily due to a reduction in direct labor costs that resulted from a significantly lower number of flights we operated during the three months ended March 31, 2021 as a result the COVID-19 pandemic and reductions in overhead and other labor costs.
●	SkyWest Airlines’ aircraft maintenance, materials and repairs expense increased by $43.3 million, or 27.7%, primarily due to an increase in direct maintenance costs incurred on a portion of SkyWest Airlines’ CRJ700 fleet intended to extend the operational performance and reliability of these older aircraft, including increased engine maintenance expense for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.
●	SkyWest Airlines’ depreciation and amortization expense decreased by $1.4 million, or 2.8%, primarily due to certain CRJ200 aircraft that became fully depreciated during 2020, partially offset by an increase in depreciation expense related to the acquisition of used CRJ700 aircraft since March 31, 2020.
●	SkyWest Airlines’ fuel expense decreased $6.2 million, or 24.5%, due to a decrease in the number of flights we operated under our prorate agreements and a corresponding decrease in gallons of fuel we purchased and a decrease in our average fuel cost per gallon from $2.23 for the three months ended March 31, 2020 to $2.13 for the three months ended March 31, 2021.
●	SkyWest Airlines’ recognized $193.2 million in payroll support grant proceeds we received through the 2021 Appropriations Act payroll support program as a reduction to our operating expenses for the three months ended March 31, 2021. SkyWest Airlines did not have a comparable grant for the three months ended March 31, 2020.
●	SkyWest Airlines’ remaining airline expenses decreased $19.0 million, or 8.4%, primarily related to a reduction in other operating costs that correspond to the significantly lower number of flights we operated for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, such as crew per diem, crew hotel costs and simulator costs.

SkyWest Leasing Segment Profit. SkyWest Leasing profit increased $8.1 million, or 31.1%, during the three months ended March 31, 2021, compared to the three months ended March 31, 2020, primarily due to the increase in aircraft leased to third parties and the acquisition of six new E175 aircraft added to our fleet subsequent to March 31, 2020.

Liquidity and Capital Resources

As of March 31, 2021, we had $836.4 million in cash and cash equivalents and marketable securities. As of March 31, 2021, we had $665.0 million available for borrowings under the Treasury Loan Agreement and $41.0 million available for borrowings under our line of credit. We have until May 28, 2021 to draw additional borrowings under the Treasury Loan Agreement. If we do not increase our borrowings under the Treasury Loan Agreement before May 28, 2021, our pledged collateral under the $725 million facility will be significantly reduced and any excess pledged collateral will be released and available to use for new debt, if needed. Given our available liquidity as of March 31, 2021 and given the measures we have implemented to reduce the impact of the COVID-19 pandemic on our financial position and operations, we believe the working capital currently available to us (including funds from government assistance provided or may be provided pursuant to the CARES Act and the 2021 Appropriations Act) will be sufficient to meet our present financial requirements, including planned capital expenditures, scheduled lease payments, debt service obligations for at least the next 12 months.

Our total of cash and marketable securities increased from $825.9 million as December 31, 2020 to $836.4 million as of March 31, 2021, or by $10.5 million. Our total long-term debt, including current maturities decreased from $3,203.7 million as of December 31, 2020 to $3,106.2 million as of March 31, 2021, or by $97.5 million. Thus, our total long-term debt, net of cash and marketable securities, decreased from $2,377.8 million as of December 31, 2020 to $2.269.7 million as of March 31, 2021, or $108.1 million. At March 31, 2021, our total capital mix was 44.2% equity and 55.8% long-term debt, compared to 43.3% equity and 56.7% long-term debt at December 31, 2020.

As of March 31, 2021 and December 31, 2020, we had $59.5 million and $61.1 million, respectively, in letters of credit and surety bonds outstanding with various banks and surety institutions. We had no restricted cash as of March 31, 2021 and December 31, 2020.

Sources and Uses of Cash

Cash Position and Liquidity. The following table provides a summary of the net cash provided by (used in) our operating, investing and financing activities for the three months ended March 31, 2021 and 2020, and our total cash and marketable securities positions as of March 31, 2021 and December 31, 2020 (in thousands):

	For the three months ended March 31,
	2021	2020	$ Change	% Change
Net cash provided by operating activities	$231,593	$269,483	$(37,890)	(14.1)%
Net cash provided by (used in) investing activities	(121,407)	54,987	(176,394)	(320.8)%
Net cash used in financing activities	(94,904)	(122,132)	27,228	(22.3)%

	March 31,	December 31,
	2021	2020	$ Change	% Change
Cash and cash equivalents	$231,005	$215,723	$15,282	7.1%
Marketable securities	605,438	610,185	(4,747)	(0.8)%
Total	$836,443	$825,908	$10,535	1.3%

Cash Flows provided by Operating Activities

Our cash flows provided by operating activities was $231.6 million for the three months ended March 31, 2021, compared to $269.5 million for the three months ended March 31, 2020. Our operating cash flows are typically impacted by various factors including our net income, adjusted for non-cash expenses and gains such as depreciation expense, stock-based compensation expense, and gains or losses on the disposal of assets; and timing of cash payments and cash receipts attributed to our various current asset and liability accounts, such as accounts receivable, inventory, accounts payable and accrued liabilities.

The decrease in our cash flow from operations for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily due to changes in current asset and liability accounts, primarily due to the timing of cash payments and cash receipts related to our current assets and liabilities for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Operating cash flows for the three months ended March 31, 2021 also included the benefit from the payroll support grant of $193.2 million, partially offset by temporary rate reductions provided to our major airline partners during the three months ended March 31, 2021.

Cash Flows used in Investing Activities

Our cash flows used in investing activities was $121.4 million for the three months ended March 31, 2021, compared to cash flows provided by investing activities of $55.0 million for the three months ended March 31, 2020. Our investing cash flows are typically impacted by various factors including our capital expenditures, including the acquisition aircraft and spare engines; deposit payments and receipts on new aircraft; purchase and sales of marketable securities; proceeds from the sale of assets; and timing of cash payments and cash receipts attributed to our various long-term asset and long-term liability accounts.

The increase in our cash flow used in investing activities for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily due to a decrease in cash provided by sales of marketable securities, net of purchases of marketable securities, of $4.7 million for the three months ended March 31, 2021 from $144.6 million for the three months ended March 31, 2020 and an increase in our long-term assets resulting from timing of payments received from our major airline partners attributed to our long-term receivables. In 2020, we amended certain debt agreements on our aircraft which suspended our obligation to make debt service payments for an approximately six-month period during 2020. Concurrently, we suspended required aircraft ownership payments due to us from our major airline partners under our capacity purchase agreements during the same period. We anticipate collecting these payments from our major airline partners over the remaining contract terms.

Cash Flows used in Financing Activities

Our cash flows used in financing activities was $94.9 million for the three months ended March 31, 2021, compared to cash used in financing activities of $122.1 million for the three months ended March 31, 2020. Our investing cash flows are typically impacted by various factors including proceeds from issuance of debt, principal payments on debt obligations, repurchases of our common stock and payment of cash dividends.

The $27.2 million decrease in cash used in financing activities for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily due to a reduction in cash used to purchase treasury stock and payment of dividends by $20.0 million and $6.0 million, respectively, due to restrictions under the Payroll Support Program Agreement, Treasury Loan Agreement and Payroll Support Program Extension Agreement (the “PSP Extension Agreement”) with U.S. Treasury.

Significant Commitments and Obligations

General

See Note 7, "Leases, Commitments and Contingencies," to the condensed consolidated financial statements for our commitments and obligations for each of the next five years and thereafter.

Purchase Commitments and Options

As of March 31, 2021, we had a firm purchase commitment for 20 new E175 aircraft from Embraer with delivery dates anticipated through 2022. We also have a firm purchase commitment to purchase eight used CRJ700 aircraft with anticipated delivery dates through 2021.

At the time of each aircraft acquisition, we evaluate the financing alternatives available to us, and select one or more of these methods to fund the acquisition. In recent years, we have issued long-term debt to finance our new aircraft. At present, we intend to fund our aircraft purchase commitments through cash on hand and debt financing. Based on current market conditions and discussions with prospective leasing organizations and financial institutions, we currently believe that we will be able to obtain financing for our committed acquisitions, as well as additional aircraft. We intend to finance the firm purchase commitment for 20 E175 aircraft with approximately 80-85% debt and the remaining balance with cash. We intend to fund the purchase of the eight used CRJ700 through cash on hand.

Long-term Debt Obligations

As of March 31, 2021, we had $2.9 billion of long-term debt obligations related to the acquisition of aircraft and certain spare engines. The average effective interest rate on those long-term debt obligations was approximately 4.0% at March 31, 2021. We also had $205.1 million of long-term debt obligations under the Payroll Support Program Agreement, Treasury Loan Agreement, and the PSP Extension Agreement.

Under our capacity purchase agreements, the major airline partners compensate us for our costs of owning or leasing the aircraft on a monthly basis. The aircraft compensation structure varies by agreement, but is intended to cover either our aircraft principal and interest debt service costs, our aircraft depreciation and interest expense or our aircraft lease expense costs while the aircraft is under contract.

Guarantees

We have guaranteed the obligations of SkyWest Airlines under the United Express Agreement and the Delta Connection Agreement for the E175 aircraft. In addition, we have guaranteed certain other obligations under SkyWest Airlines’ aircraft financing and leasing agreements.

Seasonality

Our results of operations for any interim period are not necessarily indicative of those for an entire year, since the airline industry is subject to seasonal fluctuations and general economic conditions. Our operations are somewhat favorably affected by increased travel on our prorate routes, historically occurring during the summer months, and unfavorably affected by decreased travel during the months November through February and by inclement weather, which may occasionally or frequently, depending on the severity of the inclement weather in any given winter, result in cancelled flights during the winter months. The COVID-19 pandemic is anticipated to continue to negatively impact our summer schedule. The magnitude of the impact will depend on various factors including passenger demand and the related flight schedules we are requested to operate by our major airline partners under our capacity purchase agreements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

In the past, we have not experienced difficulties with fuel availability and we currently expect to be able to obtain fuel at prevailing prices in quantities sufficient to meet our future needs. Pursuant to our contract flying arrangements, United, Delta, American and Alaska agreed to bear the economic risk of fuel price fluctuations on our contracted flights. We bear the economic risk of fuel price fluctuations on our prorate operations. For the three months ended March 31, 2021, approximately 13.4% of our total flying agreements revenue was derived from prorate agreements. For the three months ended March 31, 2021, the average price per gallon of aircraft fuel was $2.13. For illustrative purposes only, we have estimated the impact of the market risk of fuel price fluctuations on our prorate operations using a hypothetical increase of 25% in the price per gallon we purchase. Based on this hypothetical assumption, we would have incurred an additional $4.8 million in fuel expense for the three months ended March 31, 2021.

Interest Rates

As of March 31, 2021, 98.1% of our total long-term debt had fixed interest rates. We currently intend to finance the acquisition of new aircraft through manufacturer financing or long-term borrowings. Changes in interest rates may impact the actual cost to us to acquire future aircraft. To the extent we place new aircraft in service under our capacity purchase agreements with United, Delta, American, Alaska or other carriers, our capacity purchase agreements currently provide that reimbursement rates will be adjusted to reflect the interest rates effective at the closing of the respective aircraft financing.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of March 31, 2021, those controls and procedures were effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

During the three months ended March 31, 2021, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities. As of March 31, 2021, our management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on our financial position, liquidity or results of operations.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and in our other filings with the SEC, which factors could materially affect our business, financial condition and results of operations. The risks described in our reports filed with the SEC are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

ITEM 6. EXHIBITS

4.1

Warrant Agreement, dated as of January 15, 2021, by and between SkyWest, Inc. and the United States Department of the Treasury (incorporated by reference to Exhibit 4.6 of Registrant’s Annual Report on Form 10-K filed on February 22, 2021).

4.2	Form of Warrant (incorporated by reference to Annex B of Exhibit 4.6 of the Registrant’s Annual Report on Form 10-K filed on February 22, 2021).
4.3	Warrant Agreement, dated as of April 23, 2021, by and between SkyWest, Inc. and the United States Department of the Treasury.
4.4	Form of Warrant (incorporated by reference to Annex B of Exhibit 4.3).
10.1

Amendment to Loan and Guarantee Agreement, dated as of January 15, 2021, by and among SkyWest Airlines, Inc., the United States Department of the Treasury and the Bank of New York Mellon. (incorporated by reference to Exhibit 10.23 of Registrant’s Annual Report on Form 10 K filed on February 22, 2021).

10.2

Payroll Support Program Extension Agreement, dated as of January 15, 2021, by and between SkyWest Airlines, Inc. and the United States Department of the Treasury (incorporated by reference to Exhibit 10.24 of Registrant’s Annual Report on Form 10 K filed on February 22, 2021).

10.3

Promissory Note, dated as of January 15, 2021, issued by SkyWest Airlines, Inc. to the United States Department of the Treasury and guaranteed by SkyWest, Inc. (incorporated by reference to Exhibit 10.25 of Registrant’s Annual Report on Form 10 K filed on February 22, 2021).

10.4	Payroll Support Program 3 Agreement, dated as of April 23, 2021, by and between SkyWest Airlines, Inc. and the United States Department of the Treasury.
10.5	Promissory Note, dated as of April 23, 2021, issued by SkyWest Airlines, Inc. to the United States Department of the Treasury and guaranteed by SkyWest, Inc.
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer
32.2	Certification of Chief Financial Officer
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, to be signed on its behalf by the undersigned, thereunto duly authorized, on May 6, 2021.

SKYWEST, INC.

By	/s/ Robert J. Simmons
Robert J. Simmons
Chief Financial Officer