Form 10-Q
period 2021-06-30
SKYWEST INC
filed 2021-08-09
CIK 793733

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2021
Common stock, no par value	50,379,791

SKYWEST, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

ASSETS

	June 30,	December 31,
	2021	2020
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$345,854	$215,723
Marketable securities	609,821	610,185
Receivables, net	55,908	34,462
Inventories, net	97,987	91,196
Other current assets	21,263	31,236
Total current assets	1,130,833	982,802

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	7,613,584	7,527,555
Deposits on aircraft	90,044	31,625
Buildings and ground equipment	252,638	258,863
Total property and equipment, gross	7,956,266	7,818,043
Less-accumulated depreciation and amortization	(2,671,940)	(2,455,995)
Total property and equipment, net	5,284,326	5,362,048

OTHER ASSETS:
Operating lease right-of-use assets	262,172	282,362
Long-term receivables and other assets	314,432	260,410
Total other assets	576,604	542,772
Total assets	$6,991,763	$6,887,622

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2021	2020
	(unaudited)
CURRENT LIABILITIES:
Current maturities of long-term debt	$360,968	$402,158
Accounts payable	299,757	278,677
Accrued salaries, wages and benefits	141,842	125,944
Current maturities of operating lease liabilities	78,289	82,641
Taxes other than income taxes	28,505	26,183
Other current liabilities	199,997	26,119
Total current liabilities	1,109,358	941,722

LONG-TERM DEBT, net of current maturities	2,652,262	2,801,538

DEFERRED INCOME TAXES PAYABLE	656,259	625,931

NONCURRENT OPERATING LEASE LIABILITIES	187,860	205,845

OTHER LONG-TERM LIABILITIES	137,119	173,041

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 82,301,551 and 82,094,985 shares issued as of June 30, 2021 and December 31, 2020, respectively	717,714	704,675
Retained earnings	2,149,900	2,052,006
Treasury stock, at cost, 31,955,991 and 31,913,635 shares as of June 30, 2021 and December 31, 2020, respectively	(618,709)	(617,136)
Total stockholders’ equity	2,248,905	2,139,545
Total liabilities and stockholders’ equity	$6,991,763	$6,887,622

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(Dollars and Shares in Thousands, Except per Share Amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
OPERATING REVENUES:
Flying agreements	$632,967	$336,370	$1,144,158	$1,045,864
Lease, airport services and other	24,023	13,669	47,387	34,111
Total operating revenues	656,990	350,039	1,191,545	1,079,975
OPERATING EXPENSES:
Salaries, wages and benefits	233,423	170,218	453,265	419,379
Aircraft maintenance, materials and repairs	190,879	121,289	394,706	281,505
Depreciation and amortization	109,895	131,638	219,492	243,346
Airport-related expenses	22,038	21,550	46,486	52,190
Aircraft fuel	25,867	6,821	45,061	32,234
Aircraft rentals	15,723	16,697	31,213	33,752
Payroll support grant	(114,144)	(151,938)	(307,317)	(151,938)
Other operating expenses	58,286	38,167	112,774	107,589
Total operating expenses	541,967	354,442	995,680	1,018,057
OPERATING INCOME (LOSS)	115,023	(4,403)	195,865	61,918
OTHER INCOME (EXPENSE):
Interest income	210	1,685	494	4,249
Interest expense	(33,940)	(30,926)	(65,294)	(61,130)
Other income, net	80	402	296	800
Total other expense, net	(33,650)	(28,839)	(64,504)	(56,081)
INCOME (LOSS) BEFORE INCOME TAXES	81,373	(33,242)	131,361	5,837
PROVISION (BENEFIT) FOR INCOME TAXES	19,379	(7,527)	33,467	1,564
NET INCOME (LOSS)	$61,994	$(25,715)	$97,894	$4,273

BASIC EARNINGS (LOSS) PER SHARE	$1.23	$(0.51)	$1.95	$0.09
DILUTED EARNINGS (LOSS) PER SHARE	$1.22	$(0.51)	$1.93	$0.08
Weighted average common shares:
Basic	50,346	50,140	50,316	50,208
Diluted	50,725	50,140	50,727	50,357

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$61,994	$(25,715)	$97,894	$4,273
Net unrealized appreciation on marketable securities, net of taxes	—	307	—	307
TOTAL COMPREHENSIVE INCOME (LOSS)	$61,994	$(25,408)	$97,894	$4,580

See accompanying notes to condensed consolidated financial statements

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

(UNAUDITED)

(In Thousands)

	Common Stock		Retained	Treasury Stock
	Shares	Amount	Earnings	Shares	Amount	Total
Balance at December 31, 2020	82,095	$704,675	$2,052,006	(31,914)	$(617,136)	$2,139,545
Net income	—	—	35,900	—	—	35,900
Exercise of common stock options and vested employee stock awards	177	606	—	—	—	606
Employee income tax paid on vested equity awards	—	—	—	(42)	(1,573)	(1,573)
Sale of common stock under employee stock purchase plan	30	1,139	—	—	—	1,139
Stock based compensation expense	—	2,613	—	—	—	2,613
Warrants issued to U.S. Treasury	—	3,291	—	—	—	3,291
Balance at March 31, 2021	82,302	$712,324	$2,087,906	(31,956)	$(618,709)	$2,181,521
Net income	—	—	61,994	—	—	61,994
Stock based compensation expense	—	2,877	—	—	—	2,877
Warrants issued to U.S. Treasury	—	2,513	—	—	—	2,513
Balance at June 30, 2021	82,302	$717,714	$2,149,900	(31,956)	$(618,709)	$2,248,905

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

(UNAUDITED)

(In Thousands)

	Common Stock		Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Earnings	Shares	Amount	Income	Total
Balance at December 31, 2019	81,743	$686,806	$2,079,179	(31,420)	$(590,971)	$—	$2,175,014
Change in accounting principle and other (see Note 3)	—	—	(11,639)	—	—	—	(11,639)
Balance at December 31, 2019, as adjusted	81,743	686,806	2,067,540	(31,420)	(590,971)	—	2,163,375
Net income	—	—	29,988	—	—	—	29,988
Exercise of common stock options and vested employee stock awards	287	38	—	—	—	—	38
Employee income tax paid on vested equity awards	—	—	—	(108)	(6,165)	—	(6,165)
Sale of common stock under employee stock purchase plan	24	1,494	—	—	—	—	1,494
Stock based compensation expense	—	1,727	—	—	—	—	1,727
Treasury stock purchases	—	—	—	(386)	(20,000)	—	(20,000)
Cash dividends declared ($0.14 per share)	—	—	(7,019)	—	—	—	(7,019)
Balance at March 31, 2020	82,054	$690,065	$2,090,509	(31,914)	$(617,136)	$—	$2,163,438
Net loss	—	—	(25,715)	—	—	—	(25,715)
Stock based compensation expense	—	2,087	—	—	—	—	2,087
Warrants issued to U.S. Treasury	—	2,845	—	—	—	—	2,845
Net unrealized appreciation on marketable securities, net of tax of $99	—	—	—	—	—	307	307
Balance at June 30, 2020	82,054	$694,997	$2,064,794	(31,914)	$(617,136)	$307	$2,142,962

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands)

	Six months ended
	June 30,
	2021	2020
NET CASH PROVIDED BY OPERATING ACTIVITIES	$498,688	$492,283

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(798,877)	(475,156)
Sales of marketable securities	799,241	598,606
Acquisition of property and equipment:
Aircraft and rotable spare parts	(63,450)	(161,167)
Buildings and ground equipment	(8,700)	(8,695)
Proceeds from the sale of property and equipment	2,282	1,366
Deposits on aircraft	(58,269)	(625)
Return of deposits applied towards acquired aircraft	—	9,220
Increase in other assets	(54,608)	(34,172)
NET CASH USED IN INVESTING ACTIVITIES	(182,381)	(70,623)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	95,430	98,059
Principal payments on long-term debt	(281,778)	(115,189)
Net proceeds from issuance of common stock	1,745	1,532
Purchase of treasury stock	—	(20,000)
Employee income tax paid on vested equity awards	(1,573)	(6,165)
Payment of debt issuance cost	—	(1,797)
Payment of cash dividends	—	(13,059)
NET CASH USED IN FINANCING ACTIVITIES	(186,176)	(56,619)

Increase in cash and cash equivalents	130,131	365,041
Cash and cash equivalents at beginning of period	215,723	87,206
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$345,854	$452,247

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Acquisition of rotable spare parts	$11,797	$13,522
Warrants issued to U.S. Treasury	$5,804	$2,845
Cash paid during the period for:
Interest, net of capitalized amounts	$66,767	$41,881
Income taxes	$457	$303

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated financial statements of SkyWest, Inc. (“SkyWest” or the “Company”) and its operating subsidiary SkyWest Airlines, Inc. (“SkyWest Airlines”) and its leasing subsidiary SkyWest Leasing, Inc. (“SkyWest Leasing”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Due in part to the severe effects from the global COVID-19 pandemic, in addition to other factors, the results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

(2) Impact of the COVID-19 Pandemic

COVID-19, which was declared a global health pandemic by the World Health Organization in March 2020, has had a significant, negative impact on the Company’s business and financial results beginning in March 2020 and has materially and adversely affected the Company’s revenues, particularly under its prorate agreements. The Company operated 80,755 flights during the second quarter of 2020, which increased to 185,498 flights, or 129.7%, during second quarter of 2021. However, the Company operated 215,052 flights during the second quarter of 2019 and the Company has not returned to pre-COVID flight levels as of June 30, 2021. The rate of recovery from the impact of COVID-19 and whether such recovery will be sustained are uncertain as factors outside of the Company’s control, including the distribution and efficacy of vaccines, new variants of the virus, and continued or new government travel restrictions, cannot be estimated.

Liquidity. At June 30, 2021, the Company had $996.7 million in total available liquidity, consisting of $955.7 million in cash and marketable securities, and $41.0 million available under SkyWest Airlines’ line of credit with a bank.

2021 Appropriations Act. In January 2021, SkyWest Airlines entered into a Payroll Support Program Extension Agreement (the “PSP Extension Agreement”) with the U.S. Department of the Treasury (“U.S. Treasury”) with respect to a payroll grant program under the Consolidated Appropriations Act, 2021 (“2021 Appropriations Act”). Pursuant to the PSP Extension Agreement, SkyWest Airlines received $268.1 million from U.S. Treasury during the six months ended June 30, 2021.

In connection with the receipt of financial assistance under the PSP Extension Agreement, SkyWest Airlines is required to comply with the relevant provisions of the 2021 Appropriations Act, many of which are substantially similar to the requirements placed on SkyWest Airlines by the Payroll Support Program under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) that the Company entered into with U.S. Treasury in April 2020.

The PSP Extension Agreement payments received through June 30, 2021 included $217.7 million in the form of a payroll grant and $50.4 million in the form of an unsecured 10-year loan. The loan bears interest at an annual rate of 1.00% for the first five years (through January 2026) and the Secured Overnight Financing Rate plus 2.00% in the final five years. In return, the Company issued to U.S. Treasury warrants to purchase up to 124,773 shares of the Company’s common stock. These warrants have an exercise price of $40.41 per share and a five-year term from the date of issuance.

The relative fair value of the warrants is recorded within stockholder's equity and as a discount reducing the carrying value of the loan, which will be amortized as interest expense in the Company’s income statement over the term of the loan. The proceeds of the grant are recorded in cash and cash equivalents when received and will be recognized as a reduction in expense in payroll support grant in the Company’s income statement over the periods that the funds are intended to compensate.

American Rescue Plan Act of 2021. On April 23, 2021, SkyWest Airlines entered into a Payroll Support Program 3 Agreement (the “PSP 3 Agreement”) with U.S. Treasury with respect to a payroll grant program under the American Rescue Plan Act of 2021 (“American Rescue Plan Act”). Pursuant to the PSP 3 Agreement, SkyWest Airlines received from U.S. Treasury approximately $250.0 million during the second quarter of 2021.

In connection with the receipt of financial assistance under the PSP 3 Agreement, SkyWest Airlines is required to comply with the relevant provisions of the American Rescue Plan Act, many of which are substantially similar to the requirements placed on SkyWest Airlines by the Payroll Support Program Agreement under the CARES Act and the PSP Extension Agreement under the 2021 Appropriations Act. The relevant provisions include the requirement that the funding be used exclusively for the continuation of payment of employee wages, salaries and benefits. Similar to the previous Payroll Support Programs, SkyWest Airlines and, in some cases, the Company is also subject to certain restrictions, including, but not limited to, limitations on involuntary terminations, pay rate reductions and furloughs through September 30, 2021, restrictions on the payment of dividends and the repurchase of shares through September 30, 2022, and certain limitations on executive compensation through April 1, 2023.

The PSP 3 Agreement payments received through June 30, 2021 included $205.0 million in the form of a payroll grant and $45.0 million in the form of an unsecured 10-year loan. The loan bears interest at an annual rate of 1.00% for the first five years (through April 2026) and the Secured Overnight Financing Rate plus 2.00% in the final five years. In return, the Company issued to U.S. Treasury warrants to purchase up to 78,317 shares of the Company’s common stock. These warrants have an exercise price of $57.47 per share and a five-year term from the date of issuance.

The relative fair value of the warrants is recorded within stockholder's equity and as a discount reducing the carrying value of the loan, which will be amortized as interest expense in the Company’s income statement over the term of the loan. The proceeds of the grant are recorded in cash and cash equivalents when received and will be recognized as a reduction in expense in payroll support grant in the Company’s income statement over the periods that the funds are intended to compensate. The Company recorded $89.7 million of the PSP 3 Agreement payroll grant as an offset to operating expense for the three months ended June 30, 2021. The remaining $115.3 million, included in other current liabilities, will be recognized as an offset to operating expense during the three months ended September 30, 2021.

Treasury Secured Loan. In January 2021, the Company amended the secured loan agreement with U.S. Treasury to extend the deadline pursuant to which SkyWest Airlines could, at its discretion, borrow additional amounts under the facility from March 26, 2021 to May 28, 2021. The other terms of the secured loan agreement were not affected. On May 10, 2021 the Company repaid all amounts outstanding under the secured loan, and in connection with such repayment, terminated the secured loan agreement. The total repayment amount was $61.2 million, which included all outstanding principal and accrued interest under the secured loan. As a result of the repayment, the collateral securing the obligations of SkyWest Airlines under the loan agreement, consisting of aircraft engines and aircraft parts, was released.

(3) Flying Agreements Revenue and Lease, Airport Services and Other Revenues

The Company recognizes flying agreements revenue and lease, airport services and other revenues when the service is provided under the applicable agreement. Under the Company’s fixed-fee arrangements (referred to as

“capacity purchase agreements”) with United Airlines, Inc. (“United”), Delta Air Lines, Inc. (“Delta”), American Airlines, Inc. (“American”) and Alaska Airlines, Inc. (“Alaska”) (each, a “major airline partner”), the major airline partner generally pays the Company a fixed-fee for each departure, flight hour (measured from takeoff to landing, excluding taxi time) or block hour (measured from takeoff to landing, including taxi time) incurred, and an amount per aircraft in service each month with additional incentives based on flight completion and on-time performance. The major airline partner also directly pays for or reimburses the Company for certain direct expenses incurred under the capacity purchase agreement, such as fuel, airport landing fees and airport rents. Under the capacity purchase agreements, the Company’s performance obligation is met when each flight is completed, measured in completed block hours, and is reflected in flying agreements revenue. The transaction price for the capacity purchase agreements is determined from the fixed-fee consideration, incentive consideration and directly reimbursed expenses earned as flights are completed over the agreement term. For the six months ended June 30, 2021 and 2020, capacity purchase agreements represented approximately 85.0% and 86.9% of the Company’s flying agreements revenue, respectively.

Under the Company’s prorate arrangements (referred to as a “prorate” or “revenue-sharing” agreement), the major airline partner and the Company negotiate a passenger fare proration formula, pursuant to which the Company receives a percentage of the ticket revenues for those passengers traveling for one portion of their trip on a Company airline and the other portion of their trip on the major airline partner. Under the Company’s prorate flying agreements, the performance obligation is met and revenue is recognized when each flight is completed based upon the portion of the prorate passenger fare the Company anticipates that it will receive for each completed flight. The transaction price for the prorate agreements is determined from the proration formula derived from each passenger ticket amount on each completed flight over the agreement term. For the six months ended June 30, 2021 and 2020, prorate flying agreements represented approximately 15.0% and 13.1% of the Company’s flying agreements revenue, respectively.

The following table represents the Company’s flying agreements revenue by type for the three and six months ended June 30, 2021 and 2020 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Capacity purchase agreements revenue: flight operations	$273,176	$132,061	$484,228	$498,469
Capacity purchase agreements revenue: aircraft lease and fixed revenue	256,559	168,103	488,050	410,838
Prorate agreements revenue	103,232	36,206	171,880	136,557
Flying agreements revenue	$632,967	$336,370	$1,144,158	$1,045,864

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

Under the Company’s capacity purchase agreements, the Company is paid a fixed amount per aircraft each month over the contract term. The Company recognizes revenue attributed to the fixed monthly payments proportionate to the number of block hours completed during each reporting period, relative to the estimated number of block hours the Company anticipates completing over the remaining contract term. Due to the lower number of flights operated during the six months ended June 30, 2021 and 2020 compared to historical levels, the amount of cash collected for the fixed amount per aircraft exceeded the revenue recognized based on flights completed. Accordingly, the Company deferred recognizing revenue of $26.8 million and $69.1 million of fixed monthly cash payments the Company received under its capacity purchase agreements during the six months ended June 30, 2021 and 2020, respectively. The Company’s deferred revenue balance was $137.5 million as of June 30, 2021, including $60.5 million in other current liabilities and $77.0 million in other long-term liabilities. The Company anticipates the future monthly flight levels will increase over the remaining applicable contract terms compared to the six months ended June 30, 2021. The Company’s deferred revenue balance will be recognized based on the number of block hours completed during each period relative to the estimated number of block hours the Company anticipates completing over the remaining contract term.

The Company’s capacity purchase and prorate agreements include weekly provisional cash payments from the respective major airline partner based on a projected level of flying each month. The Company and each major airline partner subsequently reconcile these payments to the actual completed flight activity on a monthly or quarterly basis.

As of June 30, 2021, the Company had 478 aircraft in scheduled service under code-share agreements. The following table summarizes the significant provisions of each code-share agreement SkyWest Airlines has with each major airline partner:

United Express Agreements
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
United Express Agreements (capacity purchase agreement)	• E175 • CRJ 700 • CRJ 200	90 19 70	• Individual aircraft have scheduled removal dates from 2022 to 2029
United Express Prorate Agreement (prorate agreement)	• CRJ 200	42	• Terminable with 120-day notice
Total under United Express Agreements		221

Delta Connection Agreements
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
Delta Connection Agreement (capacity purchase agreement)	• E175 • CRJ 900 • CRJ 700	71 40 5	• Individual aircraft have scheduled removal dates from 2022 to 2031
Delta Connection Prorate Agreement (prorate agreement)	• CRJ 200	29	• Terminable with 30-day notice
Total under Delta Connection Agreements		145

American Capacity Purchase Agreement
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
American Agreement (capacity purchase agreement)	• CRJ 700	80	• Individual aircraft have scheduled removal dates from 2024 to 2026

Alaska Capacity Purchase Agreement
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
Alaska Agreement (capacity purchase agreement)	• E175	32	• Individual aircraft have scheduled removal dates in 2030

In addition to the contractual arrangements described above, as of June 30, 2021, SkyWest Airlines has a capacity purchase agreement with American to place 20 Embraer E175 dual-class regional jet aircraft (“E175”) into service. The delivery dates for the 20 new E175 aircraft are currently scheduled for the third and fourth quarters of 2021 and early 2022 and the aircraft are expected to be placed into service in 2022. As of June 30, 2021, SkyWest Airlines has a capacity purchase agreement with Alaska to place nine E175 aircraft into service. The delivery dates for the nine new E175 aircraft are currently scheduled for 2022 and the first half of 2023, and the aircraft are expected to be placed into service in 2022 and 2023. SkyWest Airlines also has an agreement with American to place 21 used Canadair CRJ700 regional jet aircraft (“CRJ700”) under a multi-year capacity purchase agreement with scheduled in service dates into 2023. Final delivery dates may be adjusted based on various factors.

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

The following represents the Company’s lease, airport services and other revenue for the three and six months ended June 30, 2021 and 2020 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Operating lease revenue	$16,458	$9,485	$31,408	$20,026
Airport customer service and other revenue	7,565	4,184	15,979	14,085
Lease, airport services and other	$24,023	$13,669	$47,387	$34,111

The following table summarizes future minimum rental income under operating leases primarily related to leased aircraft and engines that had remaining non-cancelable lease terms as of June 30, 2021 (in thousands):

July 2021 through December 2021	$22,776
2022	45,428
2023	44,945
2024	42,530
2025	39,082
Thereafter	155,089
$349,850

Of the Company’s $5.3 billion of property and equipment, net as of June 30, 2021, $260.9 million of regional jet aircraft and spare engines was leased to third parties under operating leases. The Company mitigates the residual asset risks of these assets by leasing aircraft and engine types that can be operated by the Company in the event of a default. Additionally, the operating leases typically have specified lease return condition requirements paid by the lessee to the Company and the Company typically maintains inspection rights under the leases. Additionally, lease, airport services and other revenues includes airport agent services, such as gate and ramp agent services at applicable airports where the Company provides such services. The transaction price for airport customer service agreements is determined from an agreed-upon rate by location applied to the applicable number of flights handled by the Company over the agreement term.

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

The Company monitors publicly available credit ratings for entities for which the Company has a significant receivable balance. As of June 30, 2021, the Company had gross receivables of $77.7 million in current assets and gross receivables of $223.9 million in other long-term assets. The Company has established credit loss reserves based on publicly available historic default rates issued by a third party for companies with similar credit ratings, factoring in the term of the respective accounts receivable or note receivable. During the six months ended June 30, 2021, there were no significant changes in the outstanding accounts receivable or notes receivable or the credit ratings of the entities. The Company’s credit loss reserve was $44.6 million at June 30, 2021, compared to $46.2 million at December 31, 2020. The $1.6 million decrease in the credit loss reserve for the six months ended June 30, 2021 was reflected as a reduction to the credit loss expense.

(4) Share-Based Compensation and Stock Repurchases

During the six months ended June 30, 2021, the Company granted 44,770 restricted stock units and 157,210 performance shares to certain employees of the Company under the SkyWest, Inc. 2019 Long-Term Incentive Plan. Both the restricted stock units and performance shares have a three-year vesting period, during which the recipient must remain employed with the Company. The number of performance shares awardable from the 2021 grants can range from 0% to 250% of the original amount granted depending on the Company’s performance over a two-year measurement period against the pre-established targets. Upon vesting, each restricted stock unit and performance share will be replaced with one share of common stock. The fair value of these restricted stock units and performance shares on their date of grant was $44.87 per share. During the six months ended June 30, 2021, the Company did not grant any options to purchase shares of common stock to employees. Additionally, during the six months ended June 30, 2021, the Company granted 21,175 fully vested shares of common stock to the Company’s directors at a grant date fair value of $44.87.

The Company accounts for forfeitures of restricted stock units and performance shares when forfeitures occur. The estimated fair value of the restricted stock units and performance shares is amortized over the applicable vesting periods. During the six ended June 30, 2021 and 2020, the Company recorded pre-tax share-based compensation expense of $5.5 million and $3.8 million, respectively.

During the six months ended June 30, 2021, the Company paid $1.6 million for the income tax obligation on vested employee equity awards and issued the net, after-tax shares to employees. The Company did not repurchase any shares of its common stock during the six months ended June 30, 2021. During the six months ended June 30, 2020, the Company repurchased 385,606 shares of its common stock for $20.0 million and paid $6.2 million for the income tax obligation on vested employee equity awards and issued the net, after-tax shares to employees.

Under the terms of the PSP 3 Agreement, the Company is restricted from repurchasing shares of its common stock through September 30, 2022.

(5) Net Income Per Common Share

Basic net income per common share (“Basic EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income per common share. During the six months ended June 30, 2021, 295,000 performance shares (at target performance) were excluded from the computation of Diluted EPS since the Company had not achieved the minimum target thresholds as of June 30, 2021. During the six months ended June 30, 2020, 219,000 performance shares (at target performance) were excluded from the computation of Diluted EPS since the Company had not achieved the minimum target thresholds as of June 30, 2020. During the three months ended June 30, 2021, warrants to purchase 78,000 shares of common stock at $57.47 per share were excluded from the computation of Diluted EPS since the warrants' exercise price was greater than the average market price of the common shares during the quarter ended June 30, 2021.

The calculation of the weighted average number of shares of common stock outstanding for Basic EPS and Diluted EPS for the periods indicated (in thousands, except per share data) is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$61,994	$(25,715)	$97,894	$4,273
Denominator:
Basic earnings per share weighted average shares	50,346	50,140	50,316	50,208
Dilution due to stock options and restricted stock units	379	—	411	149
Diluted earnings per share weighted average shares	50,725	50,140	50,727	50,357

Basic earnings (loss) per share	$1.23	$(0.51)	$1.95	$0.09
Diluted earnings (loss) per share	$1.22	$(0.51)	$1.93	$0.08

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

The following represents the Company’s segment data for the three-month periods ended June 30, 2021 and 2020 (in thousands):

	Three months ended June 30, 2021
	SkyWest	SkyWest
	Airlines	Leasing	Consolidated
Operating revenues (1)	$527,595	$129,395	$656,990
Operating expense	477,188	64,779	541,967
Depreciation and amortization expense	53,151	56,744	109,895
Interest expense	6,219	27,721	33,940
Segment profit (2)	44,188	36,895	81,083
Total assets (as of June 30, 2021)	3,089,404	3,902,359	6,991,763
Capital expenditures (including non-cash)	21,822	4,617	26,439

	Three months ended June 30, 2020
	SkyWest	SkyWest
	Airlines	Leasing	Consolidated
Operating revenues (1)	$227,808	$122,231	$350,039
Operating expense	275,869	78,573	354,442
Depreciation and amortization expense	59,421	72,217	131,638
Interest expense	3,438	27,488	30,926
Segment profit (loss) (2)	(51,499)	16,170	(35,329)
Total assets (as of June 30, 2020)	2,789,321	3,984,062	6,773,383
Capital expenditures (including non-cash)	29,247	43,013	72,260
(1)	Prorate revenue and airport customer service revenue are primarily reflected in the SkyWest Airlines segment.
(2)	Segment profit (loss) is equal to operating income less interest expense.

The following represents the Company’s segment data for the six-month periods ended June 30, 2021 and 2020 (in thousands):

	Six months ended June 30, 2021
	SkyWest	SkyWest
	Airlines	Leasing	Consolidated
Operating revenues (1)	$934,045	$257,500	$1,191,545
Operating expense	865,058	130,622	995,680
Depreciation and amortization expense	103,477	116,015	219,492
Interest expense	9,348	55,946	65,294
Segment profit (2)	59,639	70,932	130,571
Total assets (as of June 30, 2021)	3,089,404	3,902,359	6,991,763
Capital expenditures (including non-cash)	57,028	26,919	83,947

	Six months ended June 30, 2020
	SkyWest	SkyWest
	Airlines	Leasing	Consolidated
Operating revenues (1)	$834,650	$245,325	$1,079,975
Operating expense	870,010	148,047	1,018,057
Depreciation and amortization expense	111,197	132,149	243,346
Interest expense	5,979	55,151	61,130
Segment profit (loss) (2)	(41,339)	42,127	788
Total assets (as of June 30, 2020)	2,789,321	3,984,062	6,773,383
Capital expenditures (including non-cash)	68,126	115,258	183,384
(1)	Prorate revenue and airport customer service revenue are primarily reflected in the SkyWest Airlines segment.
(2)	Segment profit (loss) is equal to operating income less interest expense

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

Aircraft

As of June 30, 2021, excluding aircraft financed by the Company’s major airline partners that the Company operates for them under contract, the Company had 43 aircraft under long-term lease agreements with remaining terms ranging from three years to nine years.

Airport facilities

The Company has operating leases for facility space including airport terminals, office space, cargo warehouses and maintenance facilities. The Company generally leases this space from government agencies that control the use of the various airports. The remaining lease terms for facility space vary from one month to 35 years. The Company’s operating leases with lease rates that are variable based on airport operating costs, use of the facilities or other variable factors are excluded from the Company’s right-of-use assets and operating lease liabilities in accordance with accounting guidance.

Leases

As of June 30, 2021, the Company’s right-of-use assets were $262.2 million, the Company’s current maturities of operating lease liabilities were $78.3 million, and the Company’s noncurrent lease liabilities were $187.9 million. During the six months ended June 30, 2021, the Company paid $40.8 million in operating leases reflected as a reduction from operating cash flows.

The table below presents lease related terms and discount rates as of June 30, 2021.

As of June 30, 2021
Weighted-average remaining lease term for operating leases	6.3 years
Weighted-average discount rate for operating leases	6.1%

The Company’s lease costs for the three and six months ended June 30, 2021 and 2020 included the following components (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Operating lease cost	$22,085	$24,140	$44,211	$49,158
Variable and short-term lease cost	1,056	1,207	2,280	2,551
Sublease income	(1,493)	(1,560)	(2,829)	(3,131)
Total lease cost	$21,648	$23,787	$43,662	$48,578

As of June 30, 2021, the Company leased aircraft, airport facilities, office space, and other property and equipment under non-cancelable operating leases, which are generally on a long-term, triple-net lease basis pursuant to which the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. The Company expects that, in the normal course of business, such operating leases that expire may be renewed or replaced by other leases, or the property may be purchased rather than leased. The following table summarizes future minimum rental payments primarily related to leased aircraft required under operating leases that had initial or remaining non-cancelable lease terms as of June 30, 2021 (in thousands):

July 2021 through December 2021	$45,463
2022	79,858
2023	73,192
2024	29,954
2025	17,354
Thereafter	83,918
$329,739

As of June 30, 2021, the Company had a firm purchase commitment for 29 E175 aircraft from Embraer, S.A. (“Embraer”) with anticipated delivery dates through the first half of 2023 and a firm purchase commitment for eight used CRJ700 aircraft from a third party with anticipated delivery dates through 2021.

The following table summarizes the Company’s commitments and obligations as noted for each of the next five years and thereafter (in thousands):

	Total	Jul - Dec 2021	2022	2023	2024	2025	Thereafter
Operating lease payments for aircraft and facility obligations	$329,739	$45,463	$79,858	$73,192	$29,954	$17,354	$83,918
Firm aircraft and spare engine commitments	791,308	482,500	276,398	32,410	—	—	—
Interest commitments (1)	493,412	58,414	106,040	88,289	72,111	57,377	111,181
Principal maturities on long-term debt	3,045,633	180,380	407,082	417,575	371,850	386,779	1,281,967
Total commitments and obligations	$4,660,092	$766,757	$869,378	$611,466	$473,915	$461,510	$1,477,066
(1)	At June 30, 2021, the Company’s long-term debt had fixed interest rates.

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

As of June 30, 2021, and December 31, 2020, the Company held certain assets that are required to be measured at fair value on a recurring basis. Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of June 30, 2021
	Total	Level 1	Level 2	Level 3
Marketable Securities
Bonds and bond funds	$80,991	$—	$80,991	$—
Commercial paper	528,830	—	528,830	—
	$609,821	$—	$609,821	$—
Cash and Cash Equivalents	345,854	345,854	—	—
Total Assets Measured at Fair Value	$955,675	$345,854	$609,821	$—

	Fair Value Measurements as of December 31, 2020
	Total	Level 1	Level 2	Level 3
Marketable Securities
Bonds and bond funds	$117,928	$—	$117,928	$—
Commercial paper	492,257	—	492,257	—
	$610,185	$—	$610,185	$—
Cash and Cash Equivalents	215,723	215,723	—	—
Total Assets Measured at Fair Value	$825,908	$215,723	$610,185	$—

The Company’s “marketable securities” classified as Level 2 securities primarily utilize broker quotes in a non-active market for valuation of these securities.

The Company did not make any significant transfers of securities between Level 1, Level 2 and Level 3 during the six months ended June 30, 2021. The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

As of June 30, 2021, and December 31, 2020, the Company classified $609.8 million and $610.2 million of marketable securities, respectively, as short-term since it had the intent to maintain a liquid portfolio and the ability to redeem the securities within one year. As of June 30, 2021, and December 31, 2020, the cost of the Company’s total cash and cash equivalents and available for sale securities was $955.7 million and $825.9 million, respectively.

The fair value of the Company’s long-term debt classified as Level 2 debt was estimated using discounted cash flow analyses, based on the Company’s current estimated incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company’s long-term debt is estimated based on current rates offered to the Company for similar debt and was estimated to be $2.9 billion as of June 30, 2021 and $3.2 billion as of December 31, 2020, as compared to the carrying amount of $3.0 billion as of June 30, 2021 and $3.2 billion as of December 31, 2020.

(9) Long-term Debt

Long-term debt consisted of the following as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Current portion of long-term debt	$364,429	$406,005
Current portion of unamortized debt issue cost, net	(3,461)	(3,847)
Current portion of long-term debt, net of debt issue costs	$360,968	$402,158

Long-term debt, net of current maturities	$2,681,204	$2,829,997
Long-term portion of unamortized debt issue cost, net	(28,942)	(28,459)
Long-term debt, net of current maturities and debt issue costs	$2,652,262	$2,801,538

Total long-term debt (including current portion)	$3,045,633	$3,236,002
Total unamortized debt issue cost, net	(32,403)	(32,306)
Total long-term debt, net of debt issue costs	$3,013,230	$3,203,696

During the six months ended June 30, 2021, in connection with the PSP Extension Agreement and the PSP 3 Agreement, the Company issued to U.S. Treasury promissory notes for an aggregate principal amount of $95.4 million and issued warrants to purchase up to 203,090 shares of the Company’s common stock. The Company has recorded the value of the promissory note and warrants on a relative fair value basis as $95.4 million of long-term debt and $5.8 million in common stock, respectively. The warrants have a five-year term from the date of issuance and 124,773 of the warrants have an exercise price of $40.41 per share and 78,317 of the warrants have an exercise prices of $57.47 per share. See Note 2, “Impact of the COVID-19 Pandemic,” for further discussion of the terms of the payroll support program loan and warrants.

During the second quarter of 2021, the Company repaid all amounts outstanding under the secured loan with U.S. Treasury, and in connection with such repayment, terminated the secured loan agreement. The total repayment amount was $61.2 million, which included all outstanding principal and accrued interest under the secured loan. As a result of the repayment, the collateral securing the obligations of SkyWest Airlines under the secured loan agreement, consisting of aircraft engines and aircraft parts, was released.

As of June 30, 2021, and December 31, 2020, the Company had $59.5 million and $61.1 million, respectively, in letters of credit and surety bonds outstanding with various banks and surety institutions.

As of June 30, 2021, SkyWest Airlines had a $75 million line of credit. The line of credit includes minimum liquidity and profitability covenants and is secured by certain assets. As of June 30, 2021, SkyWest Airlines had no amount outstanding under the facility. However, at June 30, 2021 SkyWest Airlines had $34.0 million in letters of credit issued under the facility, which reduced the amount available under the facility to $41.0 million. The Company obtained waivers for the line of credit agreement that permitted the Company to receive funding under the CARES Act and waived compliance with minimum profitability covenants through June 30, 2021. The line of credit expires on September 30, 2021.

(10) — Investment in Other Companies

During 2019, the Company created a joint venture with Regional One, Inc. (“Regional One”) by investing $22.3 million for a 75% ownership interest in Aero Engines, LLC. (“Aero Engines”). The primary purpose of Aero Engines is to lease engines to third parties. Aero Engines requires unanimous approval from the Company and Regional One for its engine purchases, dispositions, lease agreements with third parties and all other material transactions. The Company determined Aero Engines is a variable interest entity as the Company has a 75% ownership interest in Aero Engines and all material decisions require unanimous approval from the Company and Regional One, resulting in disproportionate ownership rights relative to voting rights. As unanimous approval is required for all Aero Engines’ material activities, Aero Engines has no primary beneficiary. The Company accounts for its investment in Aero Engines under the equity method. The Company’s exposure in its investment in Aero Engines primarily consists of the Company’s portion of income or loss from Aero Engines’ engine lease agreements with third parties and the Company’s ownership percentage in Aero Engines’ engines book value. The Company invested an additional $1.0 million into Aero Engines in 2020. Aero Engines had no debt outstanding as of June 30, 2021. As of June 30, 2021, the Company’s investment balance in Aero Engines was $25.8 million. The Company’s investment in Aero Engines has been recorded in “Other Assets” on the Company’s consolidated balance sheet. The Company’s portion of the income generated by Aero Engines for the six months ended June 30, 2021 was $0.3 million, which is recorded in “Other Income” on the Company’s consolidated statements of comprehensive income.

(11) Income Taxes

The Company’s effective tax rate for the three and six months ended June 30, 2021 was 23.8% and 25.5%, respectively. The Company’s effective tax rate for the three and six months ended June 30, 2021 varied from the federal statutory rate of 21.0% primarily due to the provision for state income taxes and the impact of non-deductible expenses.

The Company’s effective tax rate for the three months ended June 30, 2020 was 22.6%. The Company’s effective tax rate for the three months ended June 30, 2020 varied from the federal statutory rate of 21.0% primarily due to the provision for state income taxes and the impact of non-deductible expenses.

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

(12) Legal Matters

The Company is subject to certain legal actions which it considers routine to its business activities. As of June 30, 2021, the Company’s management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations.

(13) Subsequent Events

In August 2021, the Company entered into an agreement with Delta to purchase and operate 16 new E175 aircraft under a multi-year capacity purchase agreement. The aircraft deliveries are scheduled from mid-2022 to the end of 2022. SkyWest expects the 16 new E175 aircraft will replace 16 SkyWest-owned or financed CRJ900s currently under its Delta contract with expirations ranging from the second half of 2022 to early 2023. SkyWest is evaluating the impact of the anticipated displacement of the CRJ900s, including a potential non-cash impairment charge.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents factors that had a material effect on the results of operations of SkyWest, Inc. (“SkyWest” “we” or “us”) during the three- and six-month periods ended June 30, 2021 and 2020. Also discussed is our financial condition as of June 30, 2021 and December 31, 2020. You should read this discussion in conjunction with our condensed consolidated financial statements for the three and six months ended June 30, 2021, including the notes thereto, appearing elsewhere in this Report. This discussion and analysis contains forward-looking statements. Please refer to the section of this Report entitled “Cautionary Statement Concerning Forward-Looking Statements” for discussion of uncertainties, risks and assumptions associated with these statements.

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

Impact of the COVID-19 Pandemic

COVID-19, which was declared a global health pandemic by the World Health Organization in March 2020, has had a significant, negative impact on our business and financial results beginning in March 2020 and has materially and adversely affected our revenues, particularly under our prorate agreements. We operated 80,755 flights during the second quarter of 2020, which increased to 185,498 flights, or 129.7%, during second quarter of 2021. However, we operated 215,052 flights during the second quarter of 2019 and we have not returned to pre-COVID flight levels as of June 30, 2021. The rate of recovery from the impact of COVID-19 and whether such recovery will be sustained are uncertain as factors outside of our control, including the distribution and efficacy of vaccines, new variants of the virus, and continued or new government travel restrictions, cannot be estimated.

Liquidity. At June 30, 2021, we had $996.7 million in total available liquidity, consisting of $955.7 million in cash and marketable securities and $41.0 million available under SkyWest Airlines’ line of credit.

Overview

We have the largest regional airline operation in the United States through our operating subsidiary SkyWest Airlines, Inc. (“SkyWest Airlines”). As of June 30, 2021, we offered scheduled passenger service with approximately 2,260 total daily departures to destinations in the United States, Canada, Mexico and the Caribbean. Our fleet of Embraer E175 regional jet aircraft (“E175”), Canadair CRJ900 regional jet aircraft (“CRJ900”) and Canadair CRJ700 regional jet aircraft (“CRJ700”) have a multiple-class seat configuration, whereas our CRJ200 aircraft have a single-class seat configuration. As of June 30, 2021, we had 608 total aircraft in our fleet, including 478 aircraft in scheduled service under our code-share agreements, summarized as follows:

	E175	CRJ900	CRJ700	CRJ200	Total
United	90	—	19	112	221
Delta	71	40	5	29	145
American	—	—	80	—	80
Alaska	32	—	—	—	32
Aircraft in scheduled service	193	40	104	141	478
Leased to third parties	—	5	34	—	39
Other*	—	4	23	64	91
Total Fleet	193	49	161	205	608

*As of June 30, 2021, other aircraft include: supplemental spare aircraft supporting our code-share agreements and may be used in future code-share or leasing arrangements, aircraft transitioning between code-share agreements with our major airline partners, or aircraft that are in the process of being parted out.

Our business model is based on providing scheduled regional airline service under code-share agreements (commercial agreements, typically in the form of capacity purchase agreements or prorate agreements, between airlines that, among other things, allow one airline to use another airline’s flight designator codes on its flights) with our major airline partners. Our success is principally dependent on our ability to meet the needs of our major airline partners through providing a reliable and safe operation at attractive economics. From June 30, 2020 to June 30, 2021, we made several changes to our fleet count under our flying agreements, including the addition of four new E175 aircraft, 18 used CRJ700 aircraft, one new CRJ900 aircraft, and the removal of four CRJ900 aircraft and twelve CRJ200 aircraft. Additionally, from June 30, 2020 to June 30, 2021, we increased the number of CRJ700 aircraft we leased to third parties from 13 aircraft to 34 aircraft and leases on four CRJ200 aircraft with third parties terminated.

We anticipate our fleet will continue to evolve, as we are scheduled to add 20 new E175 aircraft with American by the end of 2022, nine new E175 aircraft with Alaska by the first half of 2023, and 21 used CRJ700 aircraft with American by 2023. Timing of these anticipated deliveries may be subject to change as we are coordinating with our major airline partners in response to the COVID-19 demand recovery. Our primary objective in the fleet changes is to improve our profitability by adding new E175 aircraft and used CRJ aircraft to capacity purchase agreements, and potentially removing older aircraft from service that typically require higher maintenance costs.

As of June 30, 2021, approximately 46.2% of our aircraft in scheduled service were operated for United, approximately 30.3% were operated for Delta, approximately 16.8% were operated for American and approximately 6.7% were operated for Alaska.

Historically, multiple contractual relationships with major airlines have enabled us to reduce our reliance on any single major airline code and to enhance and stabilize operating results through a mix of fixed-fee arrangements (referred to as “capacity purchase agreements”) and revenue-sharing arrangements (referred to as “prorate” agreements). For the six months ended June 30, 2021, capacity purchase revenue and prorate revenue represented approximately 85.0% and 15.0%, respectively, of our total flying agreements revenue. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on completed block hours (measured from takeoff to landing, including taxi time), flight departures, the number of aircraft under contract and other operating measures. On prorate routes, we have more control over scheduling, pricing and seat inventories, and we share passenger fares with our major airline partners according to prorate formulas. Our prorate revenue and profitability may fluctuate based on ticket prices and passenger loads, and we are responsible for the operating costs of the prorate flights, including fuel and airport costs.

Second Quarter Summary

We had total operating revenues of $657.0 million for the three months ended June 30, 2021, an 87.7% increase compared to total operating revenues of $350.0 million for the three months ended June 30, 2020. We had net income of $62.0 million, or $1.22 per diluted share, for the three months ended June 30, 2021, compared to net loss of $25.7 million, or $0.51 per diluted share, for the three months ended June 30, 2020. The significant items affecting our revenue and operating expenses during the three months ended June 30, 2021 are outlined below:

Revenue

The number of aircraft we have in scheduled service and the number of block hours we incur on our flights are primary drivers to our flying agreements revenue under our capacity purchase agreements. The number of flights we operate and the corresponding number of passengers we carry are the primary drivers to our revenue under our prorate flying agreements. As a result of higher passenger demand compared to the onset of the COVID-19 pandemic, the number of aircraft we operated increased from 471 as of June 30, 2020 to 478 as of June 30, 2021; the number of block hours increased from 126,026 for the three months ended June 30, 2020 to 324,045 for the three months ended June 30, 2021 or by 157.1%; and the number of passengers we carried increased from 1.8 million for the three months ended June 30, 2020 to 9.3 million or by 416.1%.

As a result of increased flight schedules and additional aircraft operating under our capacity purchase agreements for the three months ended June 30, 2021, as compared to three months ended June 30, 2020, our capacity purchase revenue increased $229.6 million, or 76.5%. Additionally, we deferred recognizing revenue of $5.6 million of fixed monthly payments received under our capacity purchase agreements for the three months ended June 30, 2021, compared to $69.1 million for the three months ended June 30, 2020, based on completing fewer flights and incurring lower block hours during such periods relative to historical levels and anticipated future levels as further described in the section of this report entitled “Results of Operations”. As a result of increased flight schedules and passengers carried on our prorate routes, our prorate revenue increased $67.0 million, or 185.1% for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.

Operating Expenses

Our total operating expenses increased $187.5 million, or 52.9% for the three months ended June 30, 2021, compared to the three months ended June 30, 2020. This increase was primarily due to an increase in the number of flights we operated. Departures increased from 80,755 for the three months ended June 30, 2020 to 185,498 for the three months ended June 30, 2021, or by 129.7%. Additionally, during the three months ended June 30, 2021 we recorded $114.1 million in payroll support grants received from the U.S. Department of the Treasury (“U.S. Treasury”) under the 2021 Appropriations Act and American Rescue Plan Act as an offset to our operating expenses. During the three months ended June 30, 2020, we recorded $151.9 million in payroll support grants received from U.S. Treasury as an offset to our operating expenses. Additional details regarding the decrease in our operating expenses are described in the section of this Report entitled “Results of Operations.”

Fleet Activity

The following table summarizes our fleet scheduled for service as of:

Aircraft in Service	June 30, 2021	December 31, 2020	June 30, 2020
E175s	193	193	189
CRJ900s	40	39	43
CRJ700s	104	90	86
CRJ200s	141	130	153
Total	478	452	471

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

Results of Operations

Three Months Ended June 30, 2021 and 2020

Operational Statistics

The following table sets forth our major operational statistics and the associated percentage changes for the periods identified below. The increase in block hours, departures and passengers carried during the three months ended June 30, 2021 compared to the three months ended June 30, 2020, was due to the increase in demand related to the ongoing recovery from the COVID-19 pandemic. However, we completed 215,052 flights and incurred 370,782 block hours during the three months ended June 30, 2019, indicating our flight schedules have not returned to pre-COVID-19 levels.

	For the three months ended June 30,
Block hours by aircraft type:	2021	2020	% Change
E175s	149,226	61,455	142.8%
CRJ900s	29,713	3,433	765.5%
CRJ700s	73,380	30,666	139.3%
CRJ200s	71,726	30,472	135.4%
Total block hours	324,045	126,026	157.1%

Departures	185,498	80,755	129.7%
Passengers carried	9,301,873	1,802,327	416.1%
Passenger load factor	76.4%	34.4%	42.0	pts
Average passenger trip length (miles)	533	487	9.4%

Operating Revenues

The following table summarizes our operating revenue for the periods indicated (dollar amounts in thousands):

	For the three months ended June 30,
	2021	2020	$ Change	% Change
Flying agreements	$632,967	$336,370	$296,597	88.2%
Lease, airport services and other	24,023	13,669	10,354	75.7%
Total operating revenues	$656,990	$350,039	$306,951	87.7%

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

We disaggregate our flying agreements revenue into the following categories (dollar amounts in thousands):

	For the three months ended June 30,
	2021	2020	$ Change	% Change
Capacity purchase agreements revenue: flight operations	$273,176	$132,061	$141,115	106.9%
Capacity purchase agreements revenue: aircraft lease and fixed revenue	256,559	168,103	88,456	52.6%
Prorate agreements revenue	103,232	36,206	67,026	185.1%
Flying agreements revenue	$632,967	$336,370	$296,597	88.2%

The increase in “Capacity purchase agreements revenue: flight operations” of $141.1 million was primarily due to an increase in scheduled flights we operated under our contracts with our major airline partners as a result of the ongoing COVID-19 demand recovery. Our completed departures increased 129.7% and completed block hours increased 157.1% during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was partially offset by an increase in temporary rate reductions we provided to our major airline partners under our capacity purchase agreements during the three months ended June 30, 2021 in response to the COVID-19 demand disruption impact to our partners.

The increase in “Capacity purchase agreements revenue: aircraft lease and fixed revenue” of $88.5 million was primarily due to deferring less revenue for the three months ended June 30, 2021 attributed to the fixed cash payments per aircraft we received under our capacity purchase agreements compared to the three months ended June 30, 2020, combined with aircraft lease and fixed rate revenue generated from four E175 aircraft added to our fleet since June 30, 2020. Under our capacity purchase agreements, we are paid a fixed amount per month per aircraft over the contract term. We recognize the fixed amount per aircraft as revenue proportionately to the number of flights we complete, our performance obligation, for each reporting period. We operated a lower number of flights during the three months ended June 30, 2021 and 2020 compared to historical levels due to a reduction in flight schedules resulting from the COVID-19 pandemic. We anticipate the future number of flights we will complete over the remaining capacity purchase agreements will significantly increase from the three months ended June 30, 2021 and 2020 levels. Due to the materially reduced flight activity during the three months ended June 30, 2021 and 2020, and based on an anticipated increase in future monthly flight volumes over the remaining contract terms, we determined the fixed amount per month per aircraft received during the three months ended June 30, 2021 and 2020 was disproportionately high relative to the volume of flights operated during the three months ended June 30, 2021 and 2020. Accordingly, we deferred recognizing revenue of $5.6 million and $69.1 million of fixed monthly cash payments we received under our capacity purchase agreements for the three months ended June 30, 2021 and June 30, 2020, respectively. Our deferred revenue related to the fixed payments will adjust over the remaining contract term for each capacity purchase agreement based on the number of flights we complete each reporting period relative to the number of flights we anticipate completing over the remaining contract term of each capacity purchase agreement. The deferred revenue balance applicable to each contract will be recorded as revenue by the end of each respective contract term. Our total deferred revenue balance was $137.5 million as of June 30, 2021.

The increase in prorate agreements revenue of $67.0 million was primarily due to the increase in prorate passengers and passenger revenue we received on routes we operated under our prorate agreements during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 due to the ongoing COVID-19 demand recovery.

The increase in lease, airport services and other revenues of $10.4 million was primarily due an increase in the number of aircraft leased to third parties from 22 aircraft at June 30, 2020 to 39 aircraft at June 30, 2021 and an increase in airport service revenue due to the increase in the number of flights operated at locations where we were contracted to provide airport customer service during the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

Operating Expenses

Individual expense components attributable to our operations are set forth in the following table (dollar amounts in thousands):

	For the three months ended June 30,
	2021	2020	$ Change	% Change
Salaries, wages and benefits	$233,423	$170,218	$63,205	37.1%
Aircraft maintenance, materials and repairs	190,879	121,289	69,590	57.4%
Depreciation and amortization	109,895	131,638	(21,743)	(16.5)%
Airport-related expenses	22,038	21,550	488	2.3%
Aircraft fuel	25,867	6,821	19,046	279.2%
Aircraft rentals	15,723	16,697	(974)	(5.8)%
Payroll support grant	(114,144)	(151,938)	37,794	(24.9)%
Other operating expenses	58,286	38,167	20,119	52.7%
Total operating expenses	$541,967	$354,442	$187,525	52.9%
Interest expense	33,940	30,926	3,014	9.7%
Total airline expenses	$575,907	$385,368	$190,539	49.4%

Salaries, wages and benefits. The $63.2 million, or 37.1%, increase in salaries, wages and benefits was due to the increase in direct labor costs that resulted from a significantly higher number of flights we operated during the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

Aircraft maintenance, materials and repairs. The $69.6 million, or 57.4%, increase in aircraft maintenance expense was primarily due to an increase in direct maintenance costs incurred on a portion of SkyWest Airlines’ fleet intended to extend the operational performance and reliability of its older aircraft, including increased engine maintenance expense during the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

Depreciation and amortization. The $21.7 million, or 16.5%, decrease in depreciation and amortization expense was primarily due to certain CRJ200 aircraft that became fully depreciated during 2020. This reduction in depreciation on our CRJ200 fleet was partially offset by an increase in depreciation expense due to the acquisition of four new E175 aircraft and spare engines since June 30, 2020 as well as the acquisition of 30 used CRJ700 aircraft since June 30, 2020.

Airport-related expenses. Airport-related expenses include airport-related customer service costs such as outsourced airport gate and ramp agent services, airport security fees, passenger interruption costs, deicing, landing fees and station rents. For clarity, our employee airport customer service labor costs are reflected in salaries, wages and benefits and customer service labor costs we outsource to third parties are included in airport-related expenses. The $0.5 million, or 2.3%, increase in airport-related expenses was primarily due to an increase in our prorate passengers, offset by exiting prorate locations related to the American prorate agreement that was terminated in 2020.

Aircraft fuel. The $19.0 million, or 279.2%, increase in fuel cost was primarily due to an increase in the number of flights we operated under our prorate agreements, corresponding increase in gallons of fuel we purchased and an increase in our average fuel cost per gallon from $1.45 for the three months ended June 30, 2020 to $2.36 for the three months ended June 30, 2021. We purchase and incur expense for all fuel on flights operated under our prorate agreements. All fuel costs incurred under our capacity purchase contracts are either purchased directly by our major airline partner, or if purchased by us, we record the direct reimbursement as a reduction to our fuel expense. The following table summarizes the gallons of fuel we purchased under our prorate agreements, for the periods indicated:

	For the three months ended June 30,
(in thousands)	2021	2020	% Change
Fuel gallons purchased	10,982	4,691	134.1%
Fuel expense	$25,867	$6,821	279.2%

Aircraft rentals. The $1.0 million, or 5.8%, decrease in aircraft rentals was primarily related to a reduction of our fleet size that was financed through leases from third parties as a result of scheduled lease expirations subsequent to June 30, 2020.

Payroll support grant. In April 2021, we entered into an agreement with U.S. Treasury and received $250.0 million in emergency relief through the American Rescue Plan Act payroll support program, of which $205.0 million was in the form of payroll support grants that are being recognized as a reduction in labor expense over the periods the grants intended to compensate. Additionally, in April 2021, the Company received an additional $35.0 million in proceeds under the Payroll Support Program Extension Agreement (the “PSP Extension Agreement”) with U.S. Treasury, of which $24.5 million was in the form of payroll support grants that were recognized as a reduction of labor expense during the period the grant was intended to compensate. We recognized $114.1 million in payroll support grant proceeds we received as a reduction to our operating expenses for the three months ended June 30, 2021 and anticipate recognizing the remaining $115.4 million of payroll support grants as a reduction to operating expenses during the three months ended September 30, 2021. We recognized $151.9 million in payroll support grant proceeds we received under similar agreements with U.S. Treasury as a reduction to our operating expenses for the three months ended June 30, 2020.

Other operating expenses. Other operating expenses primarily consist of property taxes, hull and liability insurance, simulator costs, crew per diem, crew hotel costs and credit loss reserves. The $20.1 million, or 52.7%, increase in other operating expenses was primarily related to an increase in other operating costs that correspond to the higher number of flights we operated during the three months ended June 30, 2021 compared to the three months ended June 30, 2020, such as crew per diem, crew hotel costs and simulator costs.

Interest Expense. The $3.0 million, or 9.7%, increase in interest expense was primarily related to $3.6 million of deferred loan costs expense attributed to the payoff and termination of the secured loan agreement with U.S. Treasury during the three months ended June 30, 2021.

Total airline expenses. Our total airline expenses, comprised of our total operating expenses and interest expense, increased $190.5 million, or 49.4%, due to an increase in direct operating costs attributed to the higher number of completed flights during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 and due to the reduction of payroll grant benefit we recorded during the three months ended June 30, 2021 compared to June 30, 2020. As our interest expense is primarily attributed to debt associated with financing aircraft under our capacity purchase agreements and as revenue earned under our capacity purchase agreements is intended to compensate us for our aircraft ownership costs, including interest expense, we believe our total airline expense is meaningful expense measure for management discussion and analysis purposes.

Summary of interest income, other income (expense) and provision for income taxes:

Interest income. Interest income decreased $1.5 million, or 87.5%, during the three months ended June 30, 2021, compared to the three months ended June 30, 2020. The decrease in interest income was primarily related to a decrease in average interest rates attributed to our marketable securities subsequent to June 30, 2020.

Other income (expense), net. Other income primarily consisted of income related to our investment in a joint venture with a third party.

Provision (benefit) for income taxes. For the three months ended June 30, 2021 and 2020, our effective income tax rates were 23.8% and 22.6%, respectively, which include the statutory federal income tax rate of 21% and other reconciling income tax items, including state income taxes and the impact of non-deductible expenses. The increase in the effective tax rate primarily relates to the impact of non-deductible expenses for the three months ended June 30, 2021, which had pre-tax income, compared to the non-deductible benefit for the three months ended June 30, 2020, which had a pre-tax loss.

Net income. Primarily due to the factors described above, we generated net income of $62.0 million, or $1.22 per diluted share, for the three months ended June 30, 2021, compared to net loss of $25.7 million, or $0.51 per diluted share, for the three months ended June 30, 2020.

Six Months Ended June 30, 2021 and 2020

Operational Statistics

The following table sets forth our major operational statistics and the associated percentage changes for the periods identified below. The increase in block hours, departures and passengers carried during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, was due to the increase in demand related to the ongoing recovery from the COVID-19 pandemic which began to negatively impact our operational statistics in the month of March 2020. We completed 408,527 flights and incurred 720,171 block hours during the six months ended June 30, 2019, indicating our flight schedules have not returned to pre-COVID-19 levels.

	For the six months ended June 30,
Block hours by aircraft type:	2021	2020	% Change
E175s	277,724	194,134	43.1%
CRJ900s	53,719	32,353	66.0%
CRJ700s	136,475	98,740	38.2%
CRJ200s	132,309	158,022	(16.3)%
Total block hours	600,227	483,249	24.2%

Departures	340,392	290,038	17.4%
Passengers carried	15,010,462	10,666,833	40.7%
Passenger load factor	67.6%	58.0%	9.6	pts
Average passenger trip length (miles)	536	492	8.9%

Operating Revenues

The following table summarizes our operating revenue for the periods indicated (dollar amounts in thousands):

	For the six months ended June 30,
	2021	2020	$ Change	% Change
Flying agreements	$1,144,158	$1,045,864	$98,294	9.4%
Lease, airport services and other	47,387	34,111	13,276	38.9%
Total operating revenues	$1,191,545	$1,079,975	$111,570	10.3%

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

We disaggregate our flying agreements revenue into the following categories (dollar amounts in thousands):

	For the six months ended June 30,
	2021	2020	$ Change	% Change
Capacity purchase agreements revenue: flight operations	$484,228	$498,469	$(14,241)	(2.9)%
Capacity purchase agreements revenue: aircraft lease and fixed revenue	488,050	410,838	77,212	18.8%
Prorate agreements revenue	171,880	136,557	35,323	25.9%
Flying agreements revenue	$1,144,158	$1,045,864	$98,294	9.4%

The decrease in “Capacity purchase agreements revenue: flight operations” of $14.2 million was primarily due to an increase in temporary rate reductions we provided to our major airline partners under our capacity purchase agreements during the six months ended June 30, 2021 in response to the COVID-19 demand disruption impact to our partners, offset by an increase in scheduled flights we operated under our contracts with our major airline partners in 2021 as a result of the ongoing COVID-19 demand recovery. Our completed departures increased 17.4% and completed block hours increased 24.2% during the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

The increase in “Capacity purchase agreements revenue: aircraft lease and fixed revenue” of $77.2 million was primarily due to deferring less revenue for the six months ended June 30, 2021 attributed to the fixed cash payments per aircraft we received under our capacity purchase agreements compared to the six months ended June 30, 2020, combined with aircraft lease and fixed rate revenue generated from four E175 aircraft added to our fleet since June 30, 2020. Under our capacity purchase agreements, we are paid a fixed amount per month per aircraft over the contract term. We recognize the fixed amount per aircraft as revenue proportionately to the number of flights we complete, our performance obligation, for each reporting period. We operated a materially lower number of flights during the six months ended June 30, 2021 and 2020 compared to historical levels due to a reduction in flight schedules resulting from the COVID-19 pandemic. We anticipate the future number of flights we will complete over the remaining capacity purchase agreements will significantly increase from the six months ended June 30, 2021 and 2020 levels. Due to the materially reduced flight activity during the six months ended June 30, 2021 and 2020, and based on an anticipated increase in future monthly flight volumes over the remaining contract terms, we determined the fixed amount per month per aircraft received during the six months ended June 30, 2021 and 2020 was disproportionately high relative to the volume of flights operated during the six months ended June 30, 2021 and 2020. Accordingly, we deferred recognizing revenue of $26.8 million and $69.1 million of fixed monthly cash payments we received under our capacity purchase agreements for the six months ended June 30, 2021 and June 30, 2020, respectively. Our deferred revenue related to the fixed payments will adjust over the remaining contract term for each capacity purchase agreement based on the number of flights we complete each reporting period relative to the number of flights we anticipate completing over the remaining contract term of each capacity purchase agreement. The deferred revenue balance applicable to each contract will be recorded as revenue by the end of each respective contract term. Our total deferred revenue balance was $137.5 million as of June 30, 2021.

The increase in prorate agreements revenue of $35.3 million was primarily due to the increase in prorate passengers and passenger revenue we received on routes we operated under our prorate agreements during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 due to the COVID-19 demand recovery.

The increase in lease, airport services and other revenues of $13.3 million was primarily due an increase in the number of aircraft leased to third parties from 22 aircraft at June 30, 2020 to 39 aircraft at June 30, 2021 and an increase in airport service revenue due to the increase in the number of flights operated at locations where we were contracted to provide airport customer service during the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Operating Expenses

Individual expense components attributable to our operations are set forth in the following table (dollar amounts in thousands):

	For the six months ended June 30,
	2021	2020	$ Change	% Change
Salaries, wages and benefits	$453,265	$419,379	$33,886	8.1%
Aircraft maintenance, materials and repairs	394,706	281,505	113,201	40.2%
Depreciation and amortization	219,492	243,346	(23,854)	(9.8)%
Airport-related expenses	46,486	52,190	(5,704)	(10.9)%
Aircraft fuel	45,061	32,234	12,827	39.8%
Aircraft rentals	31,213	33,752	(2,539)	(7.5)%
Payroll support grant	(307,317)	(151,938)	(155,379)	102.3%
Other operating expenses	112,774	107,589	5,185	4.8%
Total operating expenses	$995,680	$1,018,057	$(22,377)	(2.2)%
Interest expense	65,294	61,130	4,164	6.8%
Total airline expenses	$1,060,974	$1,079,187	$(18,213)	(1.7)%

Salaries, wages and benefits. The $33.9 million, or 8.1%, increase in salaries, wages and benefits was due to the increase in direct labor costs that resulted from a higher number of flights we operated during the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Aircraft maintenance, materials and repairs. The $113.2 million, or 40.2%, increase in aircraft maintenance expense was primarily due to an increase in direct maintenance costs incurred on a portion of SkyWest Airlines’ CRJ700 fleet intended to extend the operational performance and reliability of these older aircraft, including increased engine maintenance expense during the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Depreciation and amortization. The $23.9 million, or 9.8%, decrease in depreciation and amortization expense was primarily due to certain CRJ200 aircraft that became fully depreciated during 2020. This reduction in depreciation on our CRJ200 fleet was partially offset by an increase in depreciation expense due to the acquisition of four new E175 aircraft and spare engines since June 30, 2020 as well as the acquisition of 30 used CRJ700 aircraft since June 30, 2020.

Airport-related expenses. Airport-related expenses include airport-related customer service costs such as outsourced airport gate and ramp agent services, airport security fees, passenger interruption costs, deicing, landing fees and station rents. For clarity, our employee airport customer service labor costs are reflected in salaries, wages and benefits and customer service labor costs we outsource to third parties are included in airport-related expenses. The $5.7 million, or 10.9%, decrease in airport-related expenses was primarily due to exiting prorate locations related to the American prorate agreement that was terminated in 2020.

Aircraft fuel. The $12.8 million, or 39.8%, increase in fuel cost was primarily due to an increase in the number of flights we operated under our prorate agreements and corresponding increase in gallons of fuel we purchased, and an increase in our average fuel cost per gallon from $2.00 for the six months ended June 30, 2020 to $2.25 for the six months ended June 30, 2021. We purchase and incur expense for all fuel on flights operated under our prorate agreements. All fuel costs incurred under our capacity purchase contracts are either purchased directly by our major airline partner, or if purchased by us, we record the direct reimbursement as a reduction to our fuel expense. The following table summarizes the gallons of fuel we purchased under our prorate agreements, for the periods indicated:

	For the six months ended June 30,
(in thousands)	2021	2020	% Change
Fuel gallons purchased	19,992	16,107	24.1%
Fuel expense	$45,061	$32,234	39.8%

Aircraft rentals. The $2.5 million, or 7.5%, decrease in aircraft rentals was primarily related to a reduction of our fleet size that was financed through leases from third parties as a result of scheduled lease expirations subsequent to June 30, 2020.

Payroll support grant. In January 2021, we entered into an agreement with U.S. Treasury and received $233.1 million in emergency relief through the 2021 Appropriations Act payroll support program, of which $193.2 million was in the form of payroll support grants that were recognized as a reduction in labor expense over the periods the grants intended to compensate. Additionally, in April 2021, the Company received an additional $35.0 million in proceeds under the PSP Extension Agreement, of which $24.5 million was in the form of payroll support grants that were recognized as a reduction of labor expense during the period the grant was intended to compensate. In April 2021, we also entered into an agreement with U.S. Treasury and received $250.0 million in emergency relief through the American Rescue Plan Act payroll support program, of which $205.0 million was in the form of payroll support grants that are being recognized as a reduction in labor expense over the periods the grants intended to compensate. We recognized $307.3 million in payroll support grant proceeds we received as a reduction to our operating expenses for the six months ended June 30, 2021, compared to $151.9 million in payroll support grant proceeds we received under similar agreements with U.S. Treasury as a reduction to our operating expenses for the six months ended June 30, 2020.

Other operating expenses. Other operating expenses primarily consist of property taxes, hull and liability insurance, simulator costs, crew per diem, crew hotel costs and credit loss reserves. The $5.2 million, or 4.8%, increase in other operating expenses was primarily related to an increase in other operating costs that correspond to the higher number of flights we operated during the six months ended June 30, 2021 compared to the six months ended June 30, 2020, such as crew per diem, crew hotel costs and simulator costs.

Interest Expense. The $4.2 million, or 6.8%, increase in interest expense was primarily related to $3.6 million of deferred loan costs expense attributed to the payoff and termination of the secured loan agreement with U.S. Treasury during the six months ended June 30, 2021 and the additional interest expense associated with four new E175 aircraft added to our fleet subsequent to June 30, 2020, which were debt financed.

Total airline expenses. Our total airline expenses, comprised of our total operating expenses and interest expense, decreased $18.2 million, or 1.7%, due to the payroll support grant benefit we recorded during the six months ended June 30, 2021 compared to the benefit recorded for the six months ended June 30, 2020, offset by an increase in direct operating costs attributed to the increased number of completed flights during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. As our interest expense is primarily attributed to debt associated with financing aircraft under our capacity purchase agreements and as revenue earned under our capacity purchase agreements is intended to compensate us for our aircraft ownership costs, including interest expense, we believe our total airline expense is meaningful expense measure for management discussion and analysis purposes.

Summary of interest income, other income (expense) and provision for income taxes:

Interest income. Interest income decreased $3.8 million, or 88.4%, during the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The decrease in interest income was primarily related to a decrease in average interest rates attributed to our marketable securities subsequent to June 30, 2020.

Other income (expense), net. Other income primarily consisted of income related to our investment in a joint venture with a third party.

Provision for income taxes. For the six months ended June 30, 2021 and 2020, our income tax provision rates were 25.5% and 26.8%, respectively, which include the statutory federal income tax rate of 21% and other reconciling income tax items, including state income taxes and the impact of non-deductible expenses. The decrease in the effective tax rate primarily relates to a $1.4 million discrete tax benefit from excess tax deductions generated from employee equity transactions that occurred during the six months ended June 30, 2020 and a lesser impact related to non-deductible expenses for the six months ended June 30, 2021, compared to the six months ended June 30, 2020 as a result of higher pretax earnings for the six months ended June 30, 2021 compared to the same period of 2020.

Net income. Primarily due to the factors described above, we generated net income of $97.9 million, or $1.93 per diluted share, for the six months ended June 30, 2021, compared to net income of $4.3 million, or $0.08 per diluted share, for the six months ended June 30, 2020.

Our Business Segments

Three Months Ended June 30, 2021 and 2020

For the three months ended June 30, 2021, we had two reportable segments, which were the basis of our internal financial reporting: SkyWest Airlines and SkyWest Leasing. Our segment disclosure relates to components of our business for which separate financial information is available to, and regularly evaluated by, our chief operating decision maker.

	For the three months ended June 30,
	(dollar amounts in thousands)
	2021	2020	$ Change	% Change
Operating Revenues:
SkyWest Airlines operating revenue	$527,595	$227,808	$299,787	131.6%
SkyWest Leasing operating revenues	129,395	122,231	7,164	5.9%
Total Operating Revenues	$656,990	$350,039	$306,951	87.7%
Airline Expenses:
SkyWest Airlines airline expense	$483,407	$279,307	$204,100	73.1%
SkyWest Leasing airline expense	92,500	106,061	(13,561)	(12.8)%
Total Airline Expenses (1)	$575,907	$385,368	$190,539	49.4%
Segment profit:
SkyWest Airlines segment profit	$44,188	$(51,499)	$95,687	NM
SkyWest Leasing profit	36,895	16,170	20,725	128.2%
Total Segment Profit	$81,083	$(35,329)	$116,412	NM
Interest Income	210	1,685	(1,475)	(87.5)%
Other Income, net	80	402	(322)	(80.1)%
Consolidated Income Before Taxes	$81,373	$(33,242)	$114,615	NM

NM = Not Meaningful

(1)	Total Airline Expenses includes operating expense and interest expense

SkyWest Airlines Segment Profit. SkyWest Airlines segment profit increased $95.7 million for the three months ended June 30, 2021, compared to the three months ended June 30, 2020.

SkyWest Airlines block hour production increased to 324,045, or 157.1%, for the three months ended June 30, 2021 from 126,026 for the three months ended June 30, 2020, primarily due to demand recovery from reduced flight schedules in response to the COVID-19 pandemic. Significant items contributing to the SkyWest Airlines segment profit are set forth below.

SkyWest Airlines operating revenues increased $299.8 million, or 131.6%, from the three months ended June 30, 2020 to the three months ended June 30, 2021 due to increased flight schedules offset by temporary rate reductions under our capacity purchase agreements, increased passenger demand under our prorate agreements, and more flights we handled under our airport service agreements, collectively as a result of the demand recovery from the COVID-19 pandemic. SkyWest Airlines deferred revenue of $5.6 million of payments received under our capacity purchase agreements during the three months ended June 30, 2021 compared to deferred revenue of $69.1 million recorded during the three months ended June 30, 2020. SkyWest Airlines also provided temporary rate reductions to our major airline partners under our capacity purchase agreements during the three months ended June 30, 2021 and 2020.

SkyWest Airlines airline expense increased $204.1 million, or 73.1%, from the three months ended June 30, 2020 to the three months ended June 30, 2021 due to the following primary factors:

●	SkyWest Airlines’ salaries, wages and benefits expense increased by $63.4 million, or 37.4%, primarily due to an increase in direct labor costs that resulted from a significantly higher number of flights we operated during the three months ended June 30, 2021 as a result of the ongoing COVID-19 demand recovery.

●	SkyWest Airlines’ aircraft maintenance, materials and repairs expense increased by $67.6 million, or 57.6%, primarily due to an increase in direct maintenance costs incurred on a portion of SkyWest Airlines’ fleet intended to extend the operational performance and reliability of its older aircraft, including increased engine maintenance expense for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.
●	SkyWest Airlines’ depreciation and amortization expense decreased by $6.3 million, or 10.6%, primarily due to certain CRJ200 aircraft that became fully depreciated during 2020, partially offset by an increase in depreciation expense related to the acquisition of used CRJ700 aircraft since June 30, 2020.
●	SkyWest Airlines’ fuel expense increased $19.0 million, or 279.2%, due to an increase in the number of flights we operated under our prorate agreements and a corresponding increase in gallons of fuel we purchased and an increase in our average fuel cost per gallon from $1.45 for the three months ended June 30, 2020 to $2.36 for the three months ended June 30, 2021.
●	SkyWest Airlines’ recognized $114.1 million in payroll support grant proceeds as a reduction to our operating expenses for the three months ended June 30, 2021, compared to $151.9 million recognized for the three months ended June 30, 2020.
●	SkyWest Airlines’ remaining airline expenses increased $22.6 million, or 28.9%, primarily related to an increase in other operating costs that correspond to the significantly higher of flights we operated for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, such as crew per diem, crew hotel costs and simulator costs.

SkyWest Leasing Segment Profit. SkyWest Leasing profit increased $20.7 million, or 128.2%, during the three months ended June 30, 2021, compared to the three months ended June 30, 2020, primarily due to the increase in aircraft leased to third parties and the acquisition of four new E175 aircraft added to our fleet subsequent to June 30, 2020.

Six Months Ended June 30, 2021 and 2020

For the six months ended June 30, 2021, we had two reportable segments, which were the basis of our internal financial reporting: SkyWest Airlines and SkyWest Leasing. Our segment disclosure relates to components of our business for which separate financial information is available to, and regularly evaluated by, our chief operating decision maker.

	For the six months ended June 30,
	(dollar amounts in thousands)
	2021	2020	$ Change	% Change
Operating Revenues:
SkyWest Airlines operating revenue	$934,045	$834,650	$99,395	11.9%
SkyWest Leasing operating revenues	257,500	245,325	12,175	5.0%
Total Operating Revenues	$1,191,545	$1,079,975	$111,570	10.3%
Airline Expenses:
SkyWest Airlines airline expense	$874,406	$875,989	$(1,583)	(0.2)%
SkyWest Leasing airline expense	186,568	203,198	(16,630)	(8.2)%
Total Airline Expenses (1)	$1,060,974	$1,079,187	$(18,213)	(1.7)%
Segment profit:
SkyWest Airlines segment profit	$59,639	$(41,339)	$100,978	NM
SkyWest Leasing profit	70,932	42,127	28,805	68.4%
Total Segment Profit	$130,571	$788	$129,783	NM
Interest Income	494	4,249	(3,755)	(88.4)%
Other Income, net	296	800	(504)	(63.0)%
Consolidated Income Before Taxes	$131,361	$5,837	$125,524	NM

NM = Not Meaningful

(1)	Total Airline Expenses includes operating expense and interest expense

SkyWest Airlines Segment Profit. SkyWest Airlines segment profit increased $101.0 million for the six months ended June 30, 2021, compared to the six months ended June 30, 2020.

SkyWest Airlines block hour production increased to 600,227, or 24.2%, for the six months ended June 30, 2021 from 483,249 for the six months ended June 30, 2020, primarily due to demand recovery from reduced flight schedules in response to the COVID-19 pandemic. Significant items contributing to the SkyWest Airlines segment profit are set forth below.

SkyWest Airlines operating revenues increased $99.4 million, or 11.9%, from the six months ended June 30, 2020 to the six months ended June 30, 2021 due to increased flight schedules offset by temporary rate reductions under our capacity purchase agreements, increased passenger demand under our prorate agreements, and more flights we handled under our airport service agreements, collectively as a result of the demand recovery from the COVID-19 pandemic. SkyWest Airlines deferred revenue of $26.8 million of payments received under our capacity purchase agreements during the six months ended June 30, 2021 compared to deferred revenue of $69.1 million recorded during the six months ended June 30, 2020. SkyWest Airlines also provided temporary rate reductions to our major airline partners under our capacity purchase agreements during the six months ended June 30, 2021 and three months ended June 30, 2020.

SkyWest Airlines airline expense decreased $1.6 million, or 0.2%, from the six months ended June 30, 2020 to the six months ended June 30, 2021 due to the following primary factors:

●	SkyWest Airlines’ salaries, wages and benefits expense increased by $34.2 million, or 8.2%, primarily due to an increase in direct labor costs that resulted from a significantly higher number of flights we operated during the six months ended June 30, 2021 as a result of the ongoing COVID-19 demand recovery.
●	SkyWest Airlines’ aircraft maintenance, materials and repairs expense increased by $110.9 million, or 40.5%, primarily due to an increase in direct maintenance costs incurred on a portion of SkyWest Airlines’ CRJ700 fleet intended to extend the operational performance and reliability of these older aircraft, including increased engine maintenance expense for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

●	SkyWest Airlines’ depreciation and amortization expense decreased by $7.7 million, or 6.9%, primarily due to certain CRJ200 aircraft that became fully depreciated during 2020, partially offset by an increase in depreciation expense related to the acquisition of used CRJ700 aircraft since June 30, 2020.
●	SkyWest Airlines’ fuel expense increased $12.8 million, or 39.8%, due to an increase in the number of flights we operated under our prorate agreements and a corresponding increase in gallons of fuel we purchased and an increase in our average fuel cost per gallon from $2.00 for the six months ended June 30, 2020 to $2.25 for the six months ended June 30, 2021.
●	SkyWest Airlines’ recognized $307.3 million in payroll support grant proceeds as a reduction to our operating expenses for the six months ended June 30, 2021, compared to $151.9 million recognized for the six months ended June 30, 2020.
●	SkyWest Airlines’ remaining airline expenses increased $3.6 million, or 1.9%, primarily related to an increase in other operating costs that correspond to the higher number of flights we operated for the six months ended June 30, 2021 compared to the six months ended June 30, 2020, such as crew per diem, crew hotel costs and simulator costs.

SkyWest Leasing Segment Profit. SkyWest Leasing profit increased $28.8 million, or 68.4%, during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, primarily due to the increase in aircraft leased to third parties and the acquisition of four new E175 aircraft added to our fleet subsequent to June 30, 2020.

Liquidity and Capital Resources

As of June 30, 2021, we had $955.7 million in cash and cash equivalents and marketable securities. As of June 30, 2021, we had $41.0 million available for borrowings under our line of credit. Given our available liquidity as of June 30, 2021 and given the measures we have implemented to reduce the impact of the COVID-19 pandemic on our financial position and operations, we believe the working capital currently available to us will be sufficient to meet our present financial requirements, including planned capital expenditures, scheduled lease payments, debt service obligations for at least the next 12 months.

Our total of cash and marketable securities increased from $825.9 million as December 31, 2020 to $955.7 million as of June 30, 2021, or by $129.8 million. Our total long-term debt, including current maturities decreased from $3,203.7 million as of December 31, 2020 to $3,013.2 million as of June 30, 2021, or by $190.5 million. Thus, our total long-term debt, net of cash and marketable securities, decreased from $2,377.8 million as of December 31, 2020 to $2,057.5 million as of June 30, 2021, or $320.3 million. At June 30, 2021, our total capital mix was 45.9% equity and 54.1% long-term debt, compared to 43.3% equity and 56.7% long-term debt at December 31, 2020.

As of June 30, 2021 and December 31, 2020, we had $59.5 million and $61.1 million, respectively, in letters of credit and surety bonds outstanding with various banks and surety institutions. We had no restricted cash as of June 30, 2021 and December 31, 2020.

Sources and Uses of Cash

Cash Position and Liquidity. The following table provides a summary of the net cash provided by (used in) our operating, investing and financing activities for the six months ended June 30, 2021 and 2020, and our total cash and marketable securities positions as of June 30, 2021 and December 31, 2020 (in thousands):

	For the six months ended June 30,
	2021	2020	$ Change	% Change
Net cash provided by operating activities	$498,688	$492,283	$6,405	1.3%
Net cash used in investing activities	(182,381)	(70,623)	(111,758)	158.2%
Net cash used in financing activities	(186,176)	(56,619)	(129,557)	228.8%

	June 30,	December 31,
	2021	2020	$ Change	% Change
Cash and cash equivalents	$345,854	$215,723	$130,131	60.3%
Marketable securities	609,821	610,185	(364)	(0.1)%
Total	$955,675	$825,908	$129,767	15.7%

Cash Flows provided by Operating Activities

Our cash flows provided by operating activities was $498.7 million for the six months ended June 30, 2021, compared to $492.3 million for the six months ended June 30, 2020. Our operating cash flows are typically impacted by various factors including our net income, adjusted for non-cash expenses and gains such as depreciation expense, stock-based compensation expense, and gains or losses on the disposal of assets; and timing of cash payments and cash receipts attributed to our various current asset and liability accounts, such as accounts receivable, inventory, accounts payable, accrued liabilities, deferred revenue and deferred payroll support grant proceeds.

The increase in our cash flow from operations for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due an increase in net income from $4.3 million for the six months ended June 30, 2020 to $97.9 million for the six months ended June 30, 2021 offset by changes in depreciation expense, deferred revenue, and current asset and liability accounts, primarily due to the timing of cash payments and cash receipts related to our current assets and liabilities for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Operating cash flows for the six months ended June 30, 2021 and 2020 also included the benefit from the payroll support grant of $307.3 million and $151.9 million, respectively, partially offset by temporary rate reductions provided to our major airline partners during the six months ended June 30, 2021 and June 30, 2020.

Cash Flows used in Investing Activities

Our cash flows used in investing activities was $182.4 million for the six months ended June 30, 2021, compared to cash flows used in investing activities of $70.6 million for the six months ended June 30, 2020. Our investing cash flows are typically impacted by various factors including our capital expenditures, including the acquisition aircraft and spare engines; deposit payments and receipts on new aircraft; purchase and sales of marketable securities; proceeds from the sale of assets; and timing of cash payments and cash receipts attributed to our various long-term asset and long-term liability accounts.

The increase in our cash flow used in investing activities for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to a decrease in cash provided by sales of marketable securities, net of purchases of marketable securities, of $0.4 million for the six months ended June 30, 2021 from $123.5 million for the six months ended June 30, 2020, an increase in deposits on aircraft from $0.6 million for the six months ended June 30 2020 to $58.3 million for the six months ended June 30, 2021, and an increase in our long-term assets resulting from timing of payments received from our major airline partners attributed to our long-term receivables. In 2020, we amended certain debt agreements on our aircraft which suspended our obligation to make debt service payments for an approximately six-month period during 2020. Concurrently, we suspended required aircraft ownership payments due to us from our major airline partners under our capacity purchase agreements during the same period. We anticipate collecting these payments from our major airline partners over the remaining contract terms.

Cash Flows used in Financing Activities

Our cash flows used in financing activities was $186.2 million for the six months ended June 30, 2021, compared to cash used in financing activities of $56.6 million for the six months ended June 30, 2020. Our financing cash flows are typically impacted by various factors including proceeds from issuance of debt, principal payments on debt obligations, repurchases of our common stock and payment of cash dividends.

The $129.6 million increase in cash used in financing activities for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to an increase of $166.6 million in principal payments on long-term debt primarily due the additional E175 aircraft acquired subsequent to June 30, 2021 and repayment of the $60 million U.S. Treasury secured loan. The increase was offset by a reduction in cash used to purchase treasury stock and payment of dividends by $20.0 million and $13.1 million, respectively, due to restrictions under our loan agreements with U.S. Treasury.

Significant Commitments and Obligations

General

See Note 7, "Leases, Commitments and Contingencies," to the condensed consolidated financial statements for our commitments and obligations for each of the next five years and thereafter.

Purchase Commitments and Options

As of June 30, 2021, we had a firm purchase commitment for 29 new E175 aircraft from Embraer with delivery dates anticipated into the first half of 2023. We also have a firm purchase commitment to purchase eight used CRJ700 aircraft with anticipated delivery dates through 2021.

At the time of each aircraft acquisition, we evaluate the financing alternatives available to us, and select one or more of these methods to fund the acquisition. In recent years, we have issued long-term debt to finance our new aircraft. At present, we intend to fund our aircraft purchase commitments through cash on hand and debt financing. Based on current market conditions and discussions with prospective leasing organizations and financial institutions, we currently believe that we will be able to obtain financing for our committed acquisitions, as well as additional aircraft. We intend to finance the firm purchase commitment for 29 E175 aircraft with approximately 80-85% debt and the remaining balance with cash. We intend to fund the purchase of the eight used CRJ700 aircraft through cash on hand.

Long-term Debt Obligations

As of June 30, 2021, we had $2.8 billion of long-term debt obligations related to the acquisition of aircraft and certain spare engines. The average effective interest rate on those long-term debt obligations was approximately 4.0% at June 30, 2021. We also had $200.6 million of long-term debt obligations under the Payroll Support Program Agreement, PSP Extension Agreement, and Payroll Support Program 3 Agreement with U.S. Treasury.

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

Seasonality

Our results of operations for any interim period are not necessarily indicative of those for an entire year, since the airline industry is subject to seasonal fluctuations and general economic conditions. Our operations are somewhat favorably affected by increased travel on our prorate routes, historically occurring during the summer months, and unfavorably affected by decreased travel during the months November through February and by inclement weather, which may occasionally or frequently, depending on the severity of the inclement weather in any given winter, result in cancelled flights during the winter months. The COVID-19 pandemic is anticipated to continue to negatively impact our summer schedule compared to 2019 schedules (pre-COVID period). The magnitude of the impact will depend on various factors including passenger demand and the related flight schedules we are requested to operate by our major airline partners under our capacity purchase agreements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

Prior to COVID-19, we did not experience significant difficulties with fuel availability. Recently, some of our fuel service providers have experienced logistical challenges transporting fuel to certain airports, that resulted in isolated levels of disruption to our operations. Although there is no assurance such challenges will not get worse in the future, we currently anticpate we will be able to obtain fuel at prevailing prices in quantities sufficient to meet our needs. Pursuant to our contract flying arrangements, United, Delta, American and Alaska agreed to bear the economic risk of fuel price fluctuations on our contracted flights. We bear the economic risk of fuel price fluctuations on our prorate operations. For the six months ended June 30, 2021, approximately 15.0% of our total flying agreements revenue was derived from prorate agreements. For the six months ended June 30, 2021, the average price per gallon of aircraft fuel was $2.25. For illustrative purposes only, we have estimated the impact of the market risk of fuel price fluctuations on our prorate operations using a hypothetical increase of 25% in the price per gallon we purchase. Based on this hypothetical assumption, we would have incurred an additional $11.3 million in fuel expense for the six months ended June 30, 2021.

Interest Rates

As of June 30, 2021, our long-term debt had fixed interest rates. We currently intend to finance the acquisition of new aircraft through manufacturer financing or long-term borrowings. Changes in interest rates may impact the actual cost to us to acquire future aircraft. To the extent we place new aircraft in service under our capacity purchase agreements with United, Delta, American, Alaska or other carriers, our capacity purchase agreements currently provide that reimbursement rates will be adjusted to reflect the interest rates effective at the closing of the respective aircraft financing.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2021, those controls and procedures were effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

During the six months ended June 30, 2021, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities. As of June 30, 2021, our management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on our financial position, liquidity or results of operations.

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

ITEM 6. EXHIBITS

4.1

Warrant Agreement, dated as of April 23, 2021, by and between SkyWest, Inc. and the United States Department of the Treasury (incorporated by reference to Exhibit 4.3 of Registrant’s Quarterly Report on Form 10-Q filed on May 6, 2021).

4.2	Form of Warrant (incorporated by reference to Annex B of Exhibit 4.3 of Registrant’s Quarterly Report on Form 10-Q filed on May 6, 2021).
10.1

Payroll Support Program 3 Agreement, dated as of April 23, 2021, by and between SkyWest Airlines, Inc. and the United States Department of the Treasury (incorporated by reference to Exhibit 10.4 of Registrant’s Quarterly Report on Form 10-Q filed on May 6, 2021).

10.2

Promissory Note, dated as of April 23, 2021, issued by SkyWest Airlines, Inc. to the United States Department of the Treasury and guaranteed by SkyWest, Inc. (incorporated by reference to Exhibit 10.5 of Registrant’s Quarterly Report on Form 10-Q filed on May 6, 2021).

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 2021.

SKYWEST, INC.

By	/s/ Robert J. Simmons
Robert J. Simmons
Chief Financial Officer