Form 10-K
period 2021-12-31
SKYWEST INC
filed 2022-02-17
CIK 793733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

The aggregate market value of the registrant’s common stock held by non-affiliates (based upon the closing sale price of the registrant’s common stock on The Nasdaq Global Select Market) on June 30, 2021 was approximately $2,168,383,269.

As of February 14, 2022, there were 50,519,758 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s proxy statement to be used in connection with the registrant’s 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report as specified. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2021.

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

On January 22, 2019, we completed the sale of ExpressJet. Our financial and operating results for the year ended December 31, 2019 contained in this Report, include the financial results of ExpressJet for the period through January 22, 2019, as the sale of ExpressJet did not qualify for presentation of discontinued operations (see Note 3 in the accompanying financial statements).

Cautionary Statement Concerning Forward-Looking Statements

Certain of the statements contained in this Report should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” “hope,” “likely,” and “continue” and similar terms used in connection with statements regarding our outlook, anticipated operations, the revenue environment, our contractual relationships, and our anticipated financial performance. These statements include, but are not limited to, statements regarding the impact of the COVID-19 pandemic on our business, results of operations and financial condition and the impact of any measures, including travel restrictions, taken to mitigate the effect of the pandemic, our future growth and development plans, including our future financial and operating results, our plans, objectives, expectations and intentions and other statements that are not historical facts. Readers should keep in mind that all forward-looking statements are based on our existing beliefs about present and future events outside of our control and on assumptions that may prove to be incorrect. If one or more risks identified in this Report materializes, or any other underlying assumption proves incorrect, our actual results will vary, and may vary materially, from those anticipated, estimated, projected, or intended for a number of reasons, including but not limited to: the uncertainty of the duration, scope and impact of COVID-19; a further spread or worsening of COVID-19, and other potential future outbreaks of infectious diseases or other health concerns; the consequences of the COVID-19 pandemic to global economic conditions, the travel industry and our major airline partners in general and our financial condition and results of operations in particular; the challenges of competing successfully in a highly competitive and rapidly changing industry; developments associated with fluctuations in the economy and the demand for air travel, including as a result of the COVID-19 pandemic; the financial stability of United Airlines, Inc. (“United”), Delta Air Lines, Inc. (“Delta”), American Airlines, Inc. (“American”) and Alaska Airlines, Inc. (“Alaska”) (each, a “major airline partner”) and any potential impact of their financial condition on our operations; fluctuations in flight schedules, which are determined by the major airline partners for whom SkyWest conducts flight operations; variations in market and economic conditions; significant aircraft lease and debt commitments; realization of manufacturer residual value guarantees on applicable SkyWest aircraft; residual aircraft values and related impairment charges; the impact of global instability; labor relations and costs; potential fluctuations in fuel costs, and potential fuel shortages; the impact of weather-related or other natural disasters on air travel and airline costs; new aircraft deliveries; and the ability to attract and retain qualified pilots, as well as the other factors described below in Item 1A. Risk Factors.

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

ITEM 1. BUSINESS

General

Through SkyWest Airlines, we offer scheduled passenger service to destinations in the United States, Canada, Mexico and the Caribbean. Substantially all of our flights are operated as United Express, Delta Connection, American Eagle or Alaska Airlines flights under code-share arrangements (commercial agreements between airlines that, among other things, allow one airline to use another airline’s flight designator codes on its flights) with United, Delta, American or Alaska, respectively. As of December 31, 2021, we offered approximately 2,080 daily departures, of which approximately 870 were United Express flights, 650 were Delta Connection flights, 410 were American Eagle flights and 150 were Alaska Airlines flights. The number of flights we operated during 2021 was negatively impacted by the COVID-19 pandemic. See the section entitled “Competition and Economic Conditions” below for additional information regarding the COVID-19 impact on our operations.

We generally provide regional flying to our major airline partners under long-term, fixed-fee, code-share agreements. Under these fixed-fee agreements (commonly referred to as “capacity purchase agreements”), our major airline partners generally pay us fixed rates for operating the aircraft primarily based on the number of completed flights, flight time and the number of aircraft under contract. The major airline partners either directly pay for or reimburse us for specified direct operating expenses, including fuel expenses. Our operations are conducted principally at airports that support our major airline partners’ route networks, including Chicago (O’Hare), Dallas, Denver, Detroit, Houston, Los Angeles, Minneapolis, Phoenix, Salt Lake City, San Francisco and Seattle.

SkyWest has been flying since 1972. During our long operating history, we have developed an industry-leading reputation for providing quality regional airline service. As of December 31, 2021, our fleet consisted of aircraft manufactured by Embraer S.A. (“Embraer”) and Bombardier Aerospace (“Bombardier”), including the E175 regional jet aircraft (“E175”), the Canadair CRJ900 regional jet aircraft (“CRJ900”), the Canadair CRJ700 regional jet aircraft (“CRJ700”) and the Canadair CRJ200 regional jet aircraft (“CRJ200”). As of December 31, 2021, we had 629 total aircraft in our fleet, including 509 aircraft in scheduled service or under contract under our code-share agreements, summarized as follows:

	E175		CRJ900	CRJ700	CRJ200	Total
United	90		—	19	111	220
Delta	71		44	5	29	149
American	18	**	—	90	—	108
Alaska	32		—	—	—	32
Aircraft in scheduled service or under contract	211		44	114	140	509
Leased to third parties	—		5	34	—	39
Other*	—		—	18	63	81
Total Fleet	211		49	166	203	629

*As of December 31, 2021, other aircraft included: supplemental spare aircraft supporting our code-share agreements which may be used in future code-share or leasing arrangements, aircraft transitioning between code-share agreements with our major airline partners, or aircraft that are scheduled to be disassembled for use as spare parts.

**The Company took delivery of the 18 E175 aircraft under its contract with American as of December 31, 2021. The 18 E175 aircraft are scheduled to begin service in 2022.

Bombardier and Embraer are the primary manufacturers of regional jets operated in the United States and offer many of the amenities of larger commercial jet aircraft, including flight attendant service, a stand-up cabin, overhead and under seat storage, lavatories and in-flight snack and beverage service. The Bombardier CRJ900 and CRJ700 aircraft and the Embraer E175 aircraft we operate are configured with a first-class seating section. The Bombardier CRJ200 aircraft we operate are configured with single-class seating. The speed of Bombardier and Embraer regional jets is comparable to larger aircraft operated by major airlines, and they have a range of approximately 1,600 miles and 2,100 miles, respectively. As of December 31, 2021, our fleet seat configuration by aircraft type is summarized as follows:

Manufacturer	Aircraft Type	Seat Configuration
Embraer	E175s	70-76
Bombardier	CRJ900s	70-76
Bombardier	CRJ700s	65-70
Bombardier	CRJ200s	50

We were incorporated in Utah in 1972. Our principal executive offices are located at 444 South River Road, St. George, Utah 84790, and our primary telephone number is (435) 634-3000. We maintain an internet website at inc.skywest.com, which provides links to our annual, quarterly and current reports and any amendments to those reports filed with or furnished to the Securities and Exchange Commission (“SEC”). We use our investor relations website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Investors should monitor our website, in addition to following our press releases, SEC filings and public conferences calls and webcasts. Information relating to our corporate governance is also included on our investor relations website. The information on our website does not constitute part of this Report. In addition, we provide electronic or paper copies of our SEC filings free of charge upon request.

We conduct our code-share operations with our major airline partners pursuant to the following agreements:

Major airline partner	Agreement
United	“United Express Agreements” and “United Express Prorate Agreement”
Delta	“Delta Connection Agreement” and “Delta Connection Prorate Agreement”
American	“American Agreement”
Alaska	“Alaska Agreement”

A summary of the terms for each of our code-share agreements is provided under the heading “Code-Share Agreements” below on page 8.

SkyWest Leasing

SkyWest Leasing is a reportable segment that includes revenue associated with our financing of new aircraft with debt under our capacity purchase agreements, currently consisting of our E175 aircraft, and the depreciation and interest expense of our E175 aircraft. The SkyWest Leasing segment additionally includes the revenue and expense from leasing aircraft and engines to third parties. The SkyWest Leasing segment’s total assets and capital expenditures include the acquired E175 aircraft, and aircraft and engines leased to third parties.

As of December 31, 2021, SkyWest Leasing leased 34 CRJ700 aircraft, five CRJ900 aircraft and regional jet aircraft engines to third parties.

ExpressJet

ExpressJet was a reportable segment prior to our sale of ExpressJet in January 2019. ExpressJet’s operations were conducted principally from airports located in Atlanta, Chicago (O’Hare), Houston, Newark and New York.

Competition and Economic Conditions

The airline industry is highly competitive. SkyWest competes principally with other regional airlines. Our operations extend throughout most major geographic markets in the United States. Our competition includes, therefore, nearly every other domestic regional airline. Our primary competitors include Air Wisconsin Airlines Corporation (“Air Wisconsin”); Endeavor Air, Inc. (“Endeavor”) (owned by Delta); Envoy Air Inc. (“Envoy”), PSA Airlines, Inc. (“PSA”) and Piedmont Airlines (“Piedmont”) (Envoy, PSA and Piedmont are owned by American); Horizon Air Industries, Inc. (“Horizon”) (owned by Alaska Air Group, Inc.); GoJet Airlines, LLC; Mesa Air Group, Inc. (“Mesa”); and Republic Airways Holdings Inc. (“Republic”). Major airlines typically award code-share flying arrangements to regional airlines based primarily upon the following criteria: ability to fly contracted schedules, availability of labor resources, including pilots, low operating cost, financial resources, geographical infrastructure, overall customer service levels relating to on-time arrival and flight completion percentages and the overall image of the regional airline. Additionally, each major airline may be limited in the number and type of regional aircraft it may use in its network due to agreements the major airline has with its own labor groups, commonly referred to in the industry as “scope limitations.” Given our major airline partners’ scope limitations, we currently do not operate a regional aircraft configured with more than 76 seats.

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

Generally, the airline industry is sensitive to changes in general economic conditions. Economic downturns, combined with competitive pressures, have contributed to a number of reorganizations, bankruptcies, liquidations and business combinations among major and regional carriers. The effect of economic downturns may be somewhat mitigated by our predominantly contract-based flying arrangements. If, however, any of our major airline partners experience a prolonged decline in the number of passengers or are negatively affected by low ticket prices or high fuel prices, they may seek rate reductions in future code-share agreements, or materially reduce scheduled flights in order to reduce their costs. In addition, adverse weather conditions can impact our ability to complete scheduled flights and can have a negative impact on our operations and financial condition. Also, major airline scope limitations may restrict growth opportunities for the regional carriers. Additionally, attrition of our pilots or other workgroups may reduce our flying schedules and have a negative impact on our operations and financial condition.

Impact of the COVID-19 Pandemic

COVID-19, which was declared a global health pandemic by the World Health Organization in March 2020, had a significant, negative impact on our business, revenue and financial results in 2020 with moderate improvement in 2021. The ongoing spread of the virus and its variants continues to negatively impact our business, and the domestic and international networks of our major airline partners for whom we conduct flight operations and rely on to set our flight schedules. Various factors outside our control may impact the demand for air travel and our flight schedules, such as the distribution and efficacy of vaccines, government-imposed vaccine mandates, new variants of the virus, and continued or new government travel restrictions. Additionally, indirect factors, such as employee attrition, workforce shortages and third-party labor shortages that may result in delays in outsourced maintenance work and availability of aircraft parts, will likely impede the timing of our recovery from the pandemic and impact operations in 2022 and possibly thereafter, even if passenger demand returns to pre-COVID-19 levels.

In response to the COVID-19 pandemic, we have implemented measures to focus on the personal safety of our passengers and employees, while at the same time seeking to mitigate the impact on our financial position and operations. These measures include, but are not limited to, working with our major airline partners to enhance cleaning procedures for our aircraft and our training and other facilities, provide masks for crewmembers and ensuring that all fleet service personnel have the necessary personal protective equipment for disinfecting the aircraft, and encouraging vaccination for our employees through paid-time off incentives and education.

Capacity and flight schedule impact. We completed the following number of flights and related block hours in 2019, 2020 and 2021, demonstrating our ongoing flight schedule recovery from the COVID-19 pandemic:

	For the year ended December 31,
	2021	2020	2019
Departures	749,943	585,257	842,098
Block hours	1,319,628	973,338	1,464,405

Although the number of flights we completed and related block hours incurred in 2021 was 89.1% and 90.1% of 2019 levels, respectively, future passenger demand in 2022 and beyond is uncertain. Additionally, a significant increase in hiring of our pilots by major airlines, low-cost carrier airlines and air freight companies may negatively impact our attrition rates and our ability to operate flight schedules requested by our major airline partners. We may receive requests by our major airline partners, or we may request our major airline partners to defer deliveries of new or used aircraft that were previously scheduled for delivery in 2022 and 2023.

Liquidity

At December 31, 2021, we had $904.0 million in total available liquidity, consisting of $860.4 million in cash and marketable securities, and $43.6 million available under SkyWest Airlines’ line of credit with a bank. Additionally, we have approximately $1.5 billion in unpledged aircraft engines and aircraft parts that we temporarily used as collateral in 2020 and 2021.

Industry Overview

Majors, Low-Cost Carriers and Regional Airlines

The airline industry in the United States has traditionally been comprised of several major airlines, including Alaska, American, Delta and United. The major airlines offer scheduled flights to most major U.S. cities, numerous smaller U.S. cities, and cities throughout the world through a hub-and-spoke network.

Low-cost carriers, such as Southwest Airlines Co. (“Southwest”), JetBlue Airways Corporation (“JetBlue”), Spirit Airlines, Inc. (“Spirit”) and Frontier Group Holdings, Inc. (“Frontier”), generally have lower cost structures than major airlines, which permits them to offer flights to and from many of the same markets as the major airlines, but at lower prices. Low-cost carriers typically operate using a point-to-point network strategy, rather than a hub-and-spoke network.

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

We have code-share agreements with United, Delta, American and Alaska. During the year ended December 31, 2021, approximately 84% of our flying agreements revenue related to capacity purchase agreement flights, where United, Delta, American and Alaska controlled scheduling, ticketing, pricing, and seat inventories. The remainder of our flying agreements revenue during the year ended December 31, 2021, related to prorate flights for United or Delta, where we controlled scheduling, pricing and seat inventories, and shared passenger fares with United or Delta according to prorate formulas. The routes placed under our prorate arrangements typically include flight service between one of our partners’ hub cities and a city not served under our capacity purchase arrangements.

Under our capacity purchase arrangements, our major airline partners compensate us for our costs of owning or leasing the aircraft on a monthly basis. The aircraft compensation structure varies by agreement but is intended to cover either our aircraft principal and interest debt service costs, our aircraft depreciation and interest expense or our aircraft lease expense costs while the aircraft is under contract. The number of aircraft under our capacity purchase arrangements and our prorate arrangements as of December 31, 2021 is reflected in the summary below. The following summaries of our code-share agreements with our major airline partners do not purport to be complete and are qualified in their entirety by reference to the applicable agreement.

United Express Agreements
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
United Express Agreements (capacity purchase agreement)	• E175 • CRJ 700 • CRJ 200	90 19 70	• Individual aircraft have scheduled removal dates under the agreement between 2024 and 2029 • The average remaining term of the aircraft under contract is 4.2 years
United Express Prorate Agreement (prorate agreement)	• CRJ 200	41	• Terminable with 120-day notice
Total under United Express Agreements		220
Delta Connection Agreements
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
Delta Connection Agreement (capacity purchase agreement)	• E175 • CRJ 900 • CRJ 700	71 44 5	• Individual aircraft have scheduled removal dates from 2022 to 2031 • The average remaining term of the aircraft under contract is 5.5 years
Delta Connection Prorate Agreement (prorate agreement)	• CRJ 200	29	• Terminable with 30-day notice
Total under Delta Connection Agreements		149
American Capacity Purchase Agreement
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
American Agreement (capacity purchase agreement)	• E175 • CRJ 700	18 90	• Individual aircraft have scheduled removal dates from 2024 to 2032 • The average remaining term of the aircraft under contract is 4.8 years
Total under American Agreements		108

Alaska Capacity Purchase Agreement
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
Alaska Agreement (capacity purchase agreement)	• E175	32	• Individual aircraft have scheduled removal dates in 2030 • The average remaining term of the aircraft under contract is 8.6 years

In addition to the aircraft operating under the respective arrangements outlined above, SkyWest Airlines has agreed with its major airline partners to place additional aircraft under a capacity purchase arrangement as summarized below. We are coordinating with our major airline partners to optimize the timing of upcoming fleet deliveries and the delivery timing referenced below is subject to change.

●	Capacity purchase agreement with American for two new E175 aircraft. Aircraft deliveries are scheduled for early 2022, and the aircraft are expected to be placed into service in 2022. We anticipate financing the aircraft through debt.
●	Capacity purchase agreement with Delta for 16 new E175 aircraft. The delivery dates for the 16 new E175 aircraft are currently scheduled for 2022, and the aircraft are expected to be placed into service in 2022. We anticipate financing the aircraft through debt. The 16 E175 aircraft are expected to replace 16 CRJ900 aircraft that are scheduled to be removed from the capacity purchase agreement with Delta. We are evaluating alternative uses for our CRJ900s that will be displaced by the 16 E175 aircraft.
●	Capacity purchase agreement with Alaska for eleven new E175 aircraft. The delivery dates for the eleven new E175 aircraft are currently scheduled for 2022 and 2023, and the aircraft are expected to be placed into service in 2022 and 2023.
●	Capacity purchase agreement with American for eleven used CRJ700 aircraft. The aircraft are anticipated to be placed into service by the end of 2023. We anticipate using CRJ700s we already possess that are not currently under contract with a major airline partner to fulfill this agreement.
●	In January 2022, we extended the term for 19 CRJ700 aircraft under contract with United for three years with new expiration dates scheduled between 2025 and 2026.

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

The Delta Connection Agreement has a latest scheduled termination date of 2031. The Delta Connection Agreement is subject to early termination in various circumstances, including:

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

American Agreement

We and American are parties to an agreement (the “American Agreement”) for the operation of E175 and CRJ700 aircraft. The American Agreement has a latest scheduled termination date of 2032 and is subject to early termination in various circumstances including:

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

Fuel

Our capacity purchase agreements with United, Delta, American and Alaska require the respective major airline partner to pay for fuel costs, either directly to the fuel vendor or to reimburse us for the fuel costs we incur under those agreements, thereby reducing our exposure to fuel price fluctuations. Under our prorate agreements with United and Delta, we are responsible for the costs to operate the flights, including fuel costs, and therefore we are exposed to fuel price fluctuations for flights operated under our prorate agreements. During the year ended December 31, 2021, our major airlines partners purchased the majority of the fuel for our aircraft flying under their respective capacity purchase agreements directly from their fuel vendors or reimbursed us for the fuel costs we incurred under the capacity purchase agreements. Historically, we have not experienced sustained material problems with the availability of fuel and believe we will be able to obtain fuel in quantities sufficient to meet our existing and anticipated future requirements at competitive prices. We typically purchase fuel from third-party suppliers for our prorate agreements. A substantial increase in the price of jet fuel for flights we operate under our prorate agreements, or the lack of adequate fuel supplies in the future, could have a material adverse effect on our business, financial condition, results of operations or liquidity.

Human Capital Resources

Employee Profile

As of December 31, 2021, we employed 15,205 total employees, consisting of 5,705 pilots, 4,790 flight attendants, 1,784 airport operations personnel, 1,408 maintenance technicians, 821 other maintenance personnel, 168 dispatchers and 529 operational support and administrative personnel. Our total employees at December 31, 2021, included 1,647 part-time employees. All our employees are employed by SkyWest Airlines. Certain SkyWest Airlines employees also provide administrative support to the SkyWest Leasing segment. Approximately 91.1% of these employees were represented by in-house labor associations that have entered into collective bargaining agreements regarding employee compensation and work rules. None of these employees are currently represented by an outside union. Outside union organizing efforts among our employees do occur from time to time and may continue in the future. If unionization efforts are successful, we may be subjected to increased risks of work interruption or stoppage and/or incur additional expenses associated with a change in labor representation of our employees. SkyWest Airlines has never experienced a work stoppage due to a strike or other labor dispute, and we consider our relationships with our employees to be good.

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

Culture

At SkyWest our people are our most valued assets, and the success of our business is dependent on having an engaged and effective workforce. We respect every individual's quality of life and are committed to promoting dignity and trust in all we do. We strive to be the partner of choice and employer of choice.

Health & Safety

Safety is the primary focus and foundation of our culture with our first guiding principle being Health and Safety First. We expect our employees to think, plan, communicate and act appropriately to prevent injury, illness or harm to themselves, fellow employees, passengers and aircraft. SkyWest’s Safety Management System (SMS) integrates an intentional safety culture into every work group and every employee process from new hire through retirement, focusing on industry-best practices in safety competencies and behaviors. Training is required for every SkyWest employee, regardless of position.

SkyWest’s SMS is designed to identify, track, and help mitigate potential safety risks before an incident or accident occurs. Employees are encouraged to participate in our voluntary programs to report potential safety concerns or violations to reduce safety risk, including, but not limited to our Aviation Safety Action Program and Safety Concern Report.

●	Aviation Safety Action Program is a non-punitive program that allows employees in participating work groups to self-disclose violations of policies and procedures. Each report is reviewed by an Event Review Committee who helps identify any potential trends and whether corrective actions have been put into place to prevent the problem from occurring in the future.
●	Safety Concern Reporting is a confidential program that allows all employees to identify potential safety risks within the operation. Each report is reviewed and investigated, as needed, by the Safety Department. Employees may also report safety concerns to their direct manager, the facility manager, a facility safety committee member or confidentially through our safety hotline.

Attracting, Developing and Retaining Talent

Recruitment Strategies. We strive to be the employer of choice for aviation professionals pursuing a career in the regional airline industry and we continually update our recruiting strategies to attract quality aviation professionals. We adapt our recruitment efforts based on the supply of eligible aviation professionals and our outlook for anticipated future flight schedules. Our recruiting focus generally targets key aviation technical roles, especially pilots and mechanics. We seek qualified individuals through publishing positions on both internal and external career websites, supporting professional development leads, investment in targeted advertising, social media outreach, employee referrals and relationships with community-based organizations and educational institutions.

School Partnerships and Development. We maintain relationships with numerous flight schools and educational institutions across the country that are focused on developing the next generation of aviation professionals. We typically recruit pilots and maintenance technicians that have completed required coursework from an accredited flight or maintenance school, respectively, and have obtained other applicable certifications. We also provide other programs to enhance our recruiting efforts towards individuals who are in process of completing their training, including a Pilot Pathway Program and an Aviation Maintenance Technician (AMT) Pathway Program.

●	The SkyWest Pilot Pathway Program provides a direct path for qualified pilots seeking to begin their aviation career in the regional airline industry. Participants benefit from the SkyWest Pilot Pathway Program through accelerated starting seniority at SkyWest, final interview privileges and access to pilot mentors. The Pilot Pathway Program allows students to remain at their campus to complete their flight training until they meet SkyWest's Airline Transport Pilot standards and achieve their required minimum hours of flight time. Each participant may also participate in SkyWest recruiting events and outreach programs on their way to fulfilling commercial pilot jobs.
●	The SkyWest AMT Pathway Program provides a career path for maintenance technicians seeking employment with SkyWest. Participants benefit from the SkyWest AMT Pathway Program through accelerated starting seniority at SkyWest, guaranteed final interview and access to mechanic advisors.

Ongoing Training and Retention. SkyWest invests in retaining its professionals by providing a range of talent development opportunities, including mandatory compliance training, new hire training and general professional development, as well as engaging in the training of leaders through leadership development courses. Our training programs include full-motion flight simulators for pilots, on-the-job training for technicians, and cabin trainers for flight attendants. We also reinforce our guiding principles, including but not limited to, health and safety, excellent service and quality, and respect and teamwork through our training and development programs, as well as through our employee appreciation and recognition programs.

As the larger airlines recover from the COVID-19 pandemic and look to hire pilots, we anticipate seeing a significant turnover of our pilots, specifically our captains. As we work to train and promote our first officers to captains, we will likely have higher training costs. Additionally, if our captain attrition levels exceed our upgrade replacement levels, we will likely need to reduce future flight schedules with our major airline partners, negatively impacting our revenue.

Diversity & Inclusion

Our approach is to hire the best qualified individuals, regardless of race, religion, gender, national origin, disability, sexual orientation or similar classifications. As of December 31, 2021, approximately 40% and 28% of our workforce were women and people of color, respectively. We believe every employee brings unique education, skills and life experiences to SkyWest that supplement our ability to achieve our commitment to excellence and to our customers and passengers. As part of SkyWest’s commitment to diversity, we have:

●	Organized an Inclusion Council made up of frontline employees who work directly with the C-Suite to continue enhancing SkyWest’s culture of respect and inclusion.
●	Developed required training for all employees, which reviews our company policies, provides opportunities to apply policy to real-world examples, and reaffirms our commitment to diversity and inclusion.
●	Created ongoing opportunities to highlight employees from different cultures throughout the year on internal and external websites.

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

Government Regulation

All interstate air carriers, including SkyWest, are subject to regulation by the U.S. Department of Transportation (the “DOT”), the U.S. Federal Aviation Administration (the “FAA”) and other governmental agencies. Regulations promulgated by the DOT primarily relate to economic aspects of air service. The FAA requires operating, airworthiness and other certificates; approval of personnel who may engage in flight, maintenance or operating activities; record-keeping procedures in accordance with FAA requirements; and FAA approval of flight training and retraining programs. Generally, governmental agencies enforce their regulations through, among other methods, certifications, which are necessary for the continued operations of SkyWest, and proceedings, which can result in civil or criminal penalties or revocation of operating authority. The FAA can also issue maintenance directives and other mandatory orders relating to, among other things, grounding of aircraft, inspection of aircraft, installation of new safety-related items and the mandatory removal and replacement of aircraft parts.

We believe SkyWest complies, in all material respects, with FAA regulations and holds all operating and airworthiness certificates and licenses which are necessary to conduct our operations. We maintain current certifications and otherwise comply with the laws, rules and regulations to which we are subject. Our flight operations, maintenance programs, recordkeeping and training programs are conducted under FAA approved procedures. All air carriers operating in the United States are required to comply with federal laws and regulations pertaining to noise abatement and engine emissions. All such air carriers are also subject to certain provisions of the Federal Communications Act of 1934, as amended, because of their extensive use of radio and other communication facilities. SkyWest is also subject to certain federal and state laws relating to protection of the environment, labor relations and equal employment opportunity. We believe SkyWest complies, in all material respects, with these laws and regulations.

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

As the largest regional airline in the United States, we remain committed to lowering our environmental footprint while continuing to offer the best service to our customers and the communities we serve. Our largest source of emissions and environmental impact comes from utilizing jet fuel on flights operated under our code-share agreements with our major airline partners. Under our capacity purchase agreements, our major airline partners purchase the aircraft fuel we consume, select the aircraft type we operate, and set flight schedules, all of which are variables which impact fuel consumption efficiencies. During 2021, we produced approximately 5.7 million metric tons of CO2e from fuel burned, using industry emissions factors, on flights we operated under our code-share agreements. We are largely dependent on direction from our major airline partners regarding long-term fuel saving initiatives such as engine innovations reducing fuel consumption, use of sustainable alternative fuels, carbon sequestration programs, air traffic flow routing efficiencies, and similar initiatives. Each of our major airline partners may pursue alternative strategies and goals to reduce carbon emissions on flights we operate under our code-share agreements that may impact the rate at which we are able to reduce our carbon emissions, if at all. We anticipate our major airline partners will take responsibility for carbon emissions incurred on our contract flights. Alternatively, we may purchase carbon offsets as an alternative strategy to reduce our carbon emissions.

Our board of directors has oversight of our environment-related performance. Through software and training, we heavily monitor and manage our fuel trends and fuel consumption which leads to better fuel management and reductions in emissions. When possible, we conserve fuel burned by utilizing single engine taxi procedures, improving the efficiency of aircraft routing, using performance-based navigation procedures to reduce track miles, and using ground power when parked at the gate. Additionally, we collaborate with aircraft and engine manufacturers and our major airline partners regarding innovations and emerging technologies that could improve fuel efficiencies and minimize environmental impact. We participate with our major airline partners in recycling programs, and we have implemented recycling initiatives in our facilities to reduce the amount of paper, plastic and other recyclables going to landfills. We have worked aggressively to reduce our reliance on paper manuals, further eliminating unnecessary waste while increasing efficiencies.

We have entered into a strategic partnership with Eve UAM, LLC (“Eve”), an Embraer company, to develop a network of deployment for Eve’s electric vertical takeoff and landing (“eVTOL”) aircraft. This partnership includes the option for SkyWest to purchase up to 100 eVTOL aircraft. Eve anticipates its four-passenger eVTOL aircraft will be certified and available for service after 2025.

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

Risks That May Disrupt Our Operations

The demand for air travel has not fully recovered from the COVID-19 pandemic, which has adversely impacted our and our major airline partners’ business, operating results, financial condition and liquidity. The duration and severity of the COVID-19 pandemic, and similar public health threats that we may face in the future, could result in additional adverse effects on our and our major airline partners’ business, operating results, financial condition and liquidity.

In March 2020, the World Health Organization declared COVID-19 a global health pandemic. COVID-19 and its variants has resulted in travel restrictions and business slowdowns or shutdowns in affected areas. As a result, the United States government implemented various domestic and international travel advisories and has also implemented enhanced screenings, mandatory quarantine requirements and other travel restrictions in connection with the COVID-19 pandemic.

The COVID-19 outbreak, along with the measures governments and private organizations worldwide have implemented to contain the spread of this pandemic, has resulted in a severe decline in demand for air travel, which has adversely affected our and our major airline partners’ business, operations and financial condition to an unprecedented extent. In response to this material decrease in demand, our major airline partners, upon whom we depend to contract with us and to set our flight schedules, drastically reduced our flights in 2020 compared to 2019. Although our flight schedules significantly increased in 2021 compared to 2020, we have not returned to pre-pandemic flight levels, and we cannot predict whether such levels will return in 2022 and thereafter. We will continue to work with our major airline partners regarding future schedules and make further demand-driven adjustments to our capacity as needed. We may experience significant fluctuations in in our future monthly flight schedules from our major airline partners in response to anticipated demand and the ongoing recovery from the COVID-19 pandemic.

During 2020 and 2021, the COVID-19 pandemic had a negative impact on our revenues. Our total revenue decreased from $2,972.0 million for the year ended December 31, 2019, to $2,127.1 million for the year ended December 31, 2020, or 28.4% and to $2,713.5 million for the year ended December 31, 2021, a decrease of 8.7% compared to the year ended December 31, 2019. Total block hours on flights we operated decreased from 1.46 million for the year ended December 31, 2019, to 0.97 million for the year ended December 31, 2020, or 33.5% and to 1.32 million for the year ended December 31, 2021, a decrease of 9.9% compared to the year ended December 31, 2019. The negative impact to our revenues due to the COVID-19 pandemic and its associated effects on the travel industry may continue into 2022 and potentially thereafter.

During 2020 and 2021, SkyWest Airlines entered into three payroll support program agreements (the “Payroll Support Program Agreements”) with the U.S. Department of the Treasury (“Treasury”) that provided certain payroll support relief payments. During 2020, we received $345.5 million in the form of a payroll grant that was reflected as a reduction to operating expenses and we received $105.2 million in the form of a ten-year unsecured loan, which remained outstanding as of December 31, 2021. During 2021, we received $422.7 million in the form of a payroll grant that was reflected as a reduction to operating expenses and we received $95.4 million in the form of a ten-year unsecured loan, which remained outstanding as of December 31, 2021. The payroll support programs include certain restrictions, including requirements to maintain certain levels of scheduled service, restrictions on the payment of dividends and the repurchase of our common stock through September 30, 2022, and certain limitations on executive compensation. There is no assurance that we will receive additional payroll support from Treasury.

Additionally, during 2020 SkyWest Airlines entered into a secured loan and guarantee agreement with Treasury (the “Treasury Loan Agreement”), which permitted us to borrow up to $725 million under a five-year term. Upon execution, we borrowed $60 million under the Treasury Loan Agreement. The Treasury Loan Agreement includes certain restrictions, including on the payment of dividends, repurchase of our common stock and executive compensation for a twelve-month period following repayment of the loan in full. During 2021, we repaid amounts outstanding under the Treasury Loan and terminated the Treasury Loan Agreement. There is no assurance Treasury will provide similar financing arrangements in the future.

We may also take additional actions to improve our financial position, including measures to improve liquidity, such as drawing down on SkyWest Airlines’ line of credit, the issuance of secured debt securities, and/or the entry into other debt facilities. There can be no assurance as to the timing of any such drawdown or issuance, which may be in the near term, or that any such additional financing will be completed on favorable terms, or at all. Any such actions could be conducted in the near term, may be material in nature and could result in significant additional borrowing. Measures to improve liquidity or other strategic actions that we may take in the future in response to COVID-19 may not be effective in offsetting decreased demand, and we will not be permitted to take certain strategic actions as a result of the Payroll Support Program Agreements, which could result in a material adverse effect on our business, operating results and financial condition.

The full extent of the ongoing impact of COVID-19 on our longer-term operational and financial performance will depend on future developments, many of which are outside of our control, including the effectiveness of the mitigation strategies discussed above, the duration and spread of COVID-19 and its variants and related travel advisories and restrictions, the impact of COVID-19 on overall long-term demand for air travel, the impact of COVID-19 on our financial health and operations and that of our major airline partners, recovery plans initiated by major airlines and others in the airline industry, the impact of potential vaccine mandates on employee attrition and future governmental actions, all of which are highly uncertain and cannot be predicted. The COVID-19 pandemic has had a material impact, and the continuation of reduced demand could have a material adverse effect, on our business, operating results, financial condition and liquidity.

In addition, a further outbreak of COVID-19 and its variants, an outbreak of another disease or similar public health threat, or fear of such an event, that affects travel demand, travel behavior or travel restrictions could have a material adverse impact on our business, financial condition and operating results and those of our major airline partners. Outbreaks of other diseases could also result in increased government restrictions and regulation, such as those actions described above or otherwise, which could adversely affect our operations.

We may experience difficulty upgrading and retaining qualified pilots.

Our operations rely on retaining qualified pilots, including captains and first officers. Our pilots may seek employment at major airlines, which generally offer higher salaries and more extensive benefit programs than regional airlines. In response to the COVID-19 pandemic, several major airlines offered their employees early retirement programs in 2020 and have publicly announced their intention to hire significant levels of pilots in the near term. As a result, we are experiencing elevated levels of pilot attrition, particularly attrition of our captains. As we work to upgrade our first officers to captain, if attrition levels exceed our upgrade and replacement levels, we likely will experience a shortage of captains, due to training time and other factors, resulting in a reduction of our flight schedules with our major airline partners. If we request our major airline partners to reduce our flight schedules due to pilot or other labor shortages, our major airline partners may seek to enforce financial penalties or reduce the compensation otherwise payable to us under our capacity purchase, which would likely have a negative impact on our revenues and adversely impact our financial condition.

We may experience difficulty recruiting qualified pilots.

Our operations rely on recruiting and training qualified pilots. FAA regulations regarding personnel certification and qualifications, and potential future changes in FAA regulations, could limit the number of qualified new entrants that we could hire. In the event we are unable to hire qualified pilots, we may be unable to operate requested flight schedules under our capacity purchase agreements, which could result in a reduction in revenue and operating inefficiencies, such as incremental new-hire training costs, and our business and financial condition could be adversely affected.

We may experience difficulty recruiting and retaining other operational personnel.

In addition to pilots, our operations rely on recruiting and retaining other qualified personnel, including, but not limited to, flight attendants, maintenance technicians, dispatch personnel, crew support and other operational personnel. Our operational personnel may seek employment at major airlines, which generally offer higher salaries and more extensive benefit programs than regional airlines. Should the turnover of our employees sharply increase, we may not be able to hire sufficient personnel to replace those leaving. In the event we are unable to hire and retain qualified personnel, including flight attendants and maintenance technicians, we may be unable to operate requested flight schedules under our capacity purchase agreements, which could result in a reduction in revenue and operating inefficiencies, such as incremental new-hire training costs, and our business and financial condition could be adversely affected.

Various negative economic or industry conditions may result in reductions to our flight schedules, which could materially and adversely affect our operations and financial condition.

Our operations and financial condition are affected by many changing economic and other conditions beyond our control, including, among others:

●	disruptions in the credit markets, which may impact availability of financing;
●	actual or potential changes in international, national, regional and local economic, business and financial conditions, including recession, inflation, higher interest rates, public health emergencies (including the COVID-19 pandemic and related variants), wars, terrorist attacks or political instability;
●	changes in consumer preferences, perceptions, spending patterns or demographic trends;
●	changes in the competitive environment due to industry consolidation, new airlines entering the market, our major airline partners operating smaller sized aircraft that may reduce the demand for regional aircraft and other factors;
●	actual or potential disruptions to U.S. air traffic control systems;
●	interference on aviation equipment from the deployment of 5G wireless telecommunications systems;
●	price of jet fuel and oil that may negatively impact the number of flights we are scheduled to operate by our major airline partners under our capacity purchase agreements and may negatively impact the profitability of our prorate agreements;
●	outbreaks of diseases and other illnesses that affect travel behavior; and
●	weather and natural disasters.

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

In addition, cybersecurity threats pose a potential risk to the security of our information technology systems, networks and services, as well as the confidentiality and integrity of our data. Cybersecurity risks may include security breaches, computer viruses, malicious or destructive code, ransomware and other attacks. Unauthorized parties may attempt to gain access to our systems or information through fraud or other means of deception. The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly evolving, and may be difficult to anticipate or to detect for long periods of time. We may not be able to prevent all data security breaches or misuse of data. During 2021, we identified malware on our system resulting from a cyberattack. We successfully quarantined the malware without disruption to our operations. However, this quarantine breach required a rebuild of a triple-redundant server. While moving one of our critical systems to a newly rebuilt server, we experienced a server outage that resulted in approximately 1,700 flight cancellations. We estimate the impact of the outage negatively impacted our 2021 financial results by approximately $18 million (pre-tax). Although we have changed our procedures related to migrating critical systems to new servers, we cannot assure a similar outage will not reoccur. The compromise of our technology systems resulting in the loss, disclosure, misappropriation of, or access to, customers’, employees’ or business partners’ information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disruption to our operations and damage to our reputation, any or all of which could adversely affect our business and financial condition.

Interruptions or disruptions in service at one of our hub airports, due to weather, system malfunctions or for any other reason, could have a material adverse impact on our operations.

We currently operate primarily through hubs supporting our major airline partners’ route networks across the United States. Nearly all of our flights either originate from or fly into one of these hubs. Our revenues depend primarily on our completion of flights and secondarily on service factors such as timeliness of departure and arrival. Any interruptions or disruptions could, therefore, severely and adversely affect us. Extreme weather such as hurricanes or tornados can cause flight disruptions, and, during periods of storms or adverse weather, our flights may be canceled or significantly delayed. We operate a significant number of flights to and from airports with particular weather difficulties, including Chicago, Denver, Salt Lake City and San Francisco. A significant interruption or disruption in service at one of our hubs, due to adverse weather, system malfunctions, airport construction, security closures or otherwise, could result in the cancellation or delay of a significant portion of our flights and, as a result, could have a severe adverse impact on our operations and financial performance.

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

 Even though we strive to formalize agreements with these vendors that define expected service levels, our use of outside vendors increases our exposure to several risks. In the event that one or more vendors experiences labor shortages, aircraft part shortages, goes into bankruptcy, ceases operation or fails to perform as promised, replacement services may not be readily available at competitive rates, or at all. If one of our vendors fails to perform adequately, we may experience increased costs, delays, maintenance issues, safety issues or negative public perception of our airline.

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

We cannot predict the impact of potential regulatory changes that may affect our business or the airline industry as whole, including the potential impact of tariffs on aircraft deliveries. However, it is possible that these changes could adversely affect our business. Our business may be subject to additional costs or loss of government subsidies as a result of potential regulatory changes, which could have an adverse effect on our operations and financial results.

Terrorist activities or warnings have dramatically impacted the airline industry and will likely continue to do so.

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

As of December 31, 2021, 369 out of our total 509 aircraft in scheduled service were operating under a capacity purchase arrangement or a prorate agreement with either United or Delta. If our code-share relationship with United or Delta were terminated, we would be significantly impacted and likely would not have an immediate source of revenue or earnings to offset such loss. A termination of either of these relationships would likely have a material adverse effect on our financial condition, operating revenues and net income unless we are able to enter into satisfactory substitute arrangements for the utilization of the affected aircraft by other code-share partners, or, alternatively, obtain the airport facilities and gates and make the other arrangements necessary to fly as an independent airline. We may not be able to enter into substitute code-share arrangements, and any such arrangements we might secure may not be as favorable to us as our current agreements. Operating an airline independent from major airline partners would be a significant departure from our business plan and would likely require significant time and resources and may not be a viable alternative.

Additionally, each of our agreements with our major airline partners is subject to certain early termination provisions, including uncured material performance breaches. We also currently use the systems, facilities and services of our major airline partners to support a significant portion of our operations, including airport and terminal facilities and operations, information technology support, ticketing and reservations, scheduling, dispatching, fuel purchasing and ground handling services. If our major airline partners cease to maintain any of these systems, close any of these facilities or no longer provide these services to us, due to termination of one of our code-share agreements, a strike or other labor interruption by personnel working for our major airline partners or for any other reason, we may not be able to obtain alternative systems, facilities or services on terms and conditions as favorable as those we currently receive, or at all. Since our revenues and operating profits are dependent on our level of flight operations, we could then be forced to significantly reduce our operations.

Our major airline partners may experience events that negatively impact their financial strength or operations, which may also negatively impact our operations.

Our business model relies significantly on our major airline partners, and we may be negatively affected by their financial and operating strength. Events impacting airline travel, including pandemics such as COVID-19, that negatively impact the financial strength of our major airline partners or have a long-term effect on the use of our major airline partners by airline travelers would likely have a material adverse effect on our business, financial condition, and results of operations. If our major airline partners experience adverse effects to their operational or financial condition, they may be unable to make payments due to us under their capacity purchase agreements or may need to reduce utilization of our aircraft. Additionally, if one of our major airline partners undergoes bankruptcy, our agreement with such partner may not be assumed in bankruptcy and could be terminated. This and other events, which are outside of our control, could have a material adverse effect on our business, financial condition, and results of operations.

Our growth may be limited with our major airline partners' flight systems.

Additional growth opportunities within our major airline partners’ flight systems are limited by various factors, including a limited number of regional aircraft each major airline partner can operate in its regional network due to its own labor agreements or scope limitations. Except as contemplated by our existing code-share agreements, we cannot be sure that our major airline partners will contract with us to fly any additional aircraft. We may not receive additional growth opportunities, or we may agree to modifications to our code-share agreements that reduce certain benefits to us in order to obtain additional aircraft, or for other reasons. Given the competitive nature of the airline industry, we believe limited growth opportunities may result in competitors accepting reduced margins and less favorable contract terms in order to secure new or additional code-share operations. Even if we are offered growth opportunities by our major airline partners, those opportunities may involve economic terms or financing commitments that are unacceptable to us. Additionally, our major airline partners may reduce the number of regional jets in their system by not renewing or extending existing flying arrangements with regional operators. Any one or more of these factors may reduce or eliminate our ability to expand our flight operations with our existing major airline partners.

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

Our prorate arrangements with our major airline partners may not return to pre-pandemic revenue levels and are terminable upon notice of 120 days or less.

Our prorate revenue, which is derived from passenger fares on flights we operate under our prorate arrangements, decreased from $521.0 million for the year ended December 31, 2019 to $268.9 million for the year ended December 31, 2020, or 48.4% and to $409.7 million for the year ended December 31, 2021, or 21.4% when compared to the year ended December 31, 2019. Our prorate revenue and passenger demand was negatively impacted by the COVID-19 pandemic, and there is no assurance our prorate revenue will return to pre-pandemic levels in 2022 or thereafter. We may reduce the volume of flying under our prorate arrangements in the future based on several factors including, but not limited to, passenger demand on prorate routes and labor availability.

Our prorate flying agreements with our major airline partners permit each major airline partner to terminate the agreement in its discretion by giving us notice of 120 days or less. If one of our major airline partners elects to terminate a flying agreement with notice of 120 days or less, our ability to use the aircraft under an alternative agreement with similar economics may be limited, which could negatively impact our financial results. Additionally, even if we could subsequently place the aircraft into service with a different major airline partner, of which there can be no assurance, we likely would incur inefficiencies and incremental costs, such as changing the aircraft livery, during the transition period, which would negatively impact our financial results.

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

The airline industry is highly competitive. We compete with other regional airlines on various factors including, but not limited to, labor resources, including pilots and mechanics; low operating costs; financial resources, including the ability to finance aircraft at competitive terms; geographical infrastructure; and overall customer service levels relating to on-time arrival and flight completion percentages. Our major airline partners rely on us to fly passengers from various locations into their hubs under our code-share agreements at competitive terms. We not only compete with other regional airlines, some of which are owned by or operated as code-share partners of major airlines, but we also indirectly face competition from low-cost carriers, such as Southwest, Allegiant, Spirit, JetBlue and others, who compete with our major airline partners on many routes we operate. Certain of our competitors are larger and have significantly greater financial and other resources than we do. Moreover, federal deregulation of the industry allows competitors to rapidly enter our markets and to quickly discount and restructure fares. The inability to remain competitive on the various factors valued by our major airline partners could adversely affect our operating results and financial condition.

The airline industry has undergone substantial consolidation in recent years, including the mergers between Alaska and Virgin America Inc. in 2016, American and US Airways Group Inc. in 2013, United and Continental Airlines, Inc. in 2010 and Delta and Northwest Airlines, Inc. in 2008. Any additional consolidation or significant alliance activity within the airline industry could limit the number of potential partners with whom we could enter into code-share relationships and could have a material adverse effect on our relationships with our major airline partners.

Risks Related to Our Operating Costs and Personnel

Increases in labor costs, including pilot costs, flight attendant costs, maintenance costs and overhead costs may result in lower operating margins under our capacity purchase contracts.

Our business is labor intensive, requiring large numbers of pilots, flight attendants, mechanics and other personnel. Labor costs constitute a significant percentage of our total operating costs. Increases in our labor costs could result in a material reduction in our earnings. For example, during the year ended December 31, 2020 and 2021, our salary, wage and benefit costs constituted approximately 40.9% and 40.5% of our total operating costs, respectively. Currently, we believe our labor costs are competitive relative to other regional airlines. However, we cannot provide assurance that our labor costs going forward will remain competitive because of changes in supply and demand for labor in the regional industry. We compete against other airlines and businesses for labor in many highly skilled positions. If we are unable to hire, train and retain qualified employees at a reasonable cost, sustain employee engagement in our strategic vision, or if we are unsuccessful at implementing succession plans for our key staff, we may be unable to grow or sustain our business. Labor costs to recruit, incentivize and retain skilled employees may significantly increase in the future due to increased competition for the limited number of qualified industry personnel. Attrition rates that exceed our ability to hire and replace applicable workgroups could negatively impact our ability to generate revenue, negatively impact our operating results, increase our training and labor costs and our business prospects could be harmed.

Additionally, under our capacity purchase contracts with United, Delta, American and Alaska, a portion of our compensation is based upon pre-determined rates typically applied to production statistics (such as departures, block hours, flight hours and number of aircraft in service each month). The primary operating costs intended to be compensated by the pre-determined rates include labor costs, including crew training costs, certain aircraft maintenance expenses, and overhead costs. During the year ended December 31, 2021, approximately 91.4% of our code-share operating costs were reimbursable at pre-determined rates and 8.6% of our code-share operating costs were directly reimbursed costs, or often referred to as pass-through costs. Additionally, our aircraft maintenance costs may increase annually as our fleet ages at a higher rate than our pre-determined rates allow. Also, on an individual aircraft basis, various in-depth maintenance procedures are typically scheduled to occur at multi-year intervals, which can result in maintenance expense fluctuations year-to-year. If our operating costs for labor, aircraft maintenance and overhead costs exceed the compensation earned from our pre-determined rates under our capacity purchase arrangements, our financial position and operating results will be negatively affected.

Increased labor costs, pilot and other labor availability, labor disputes and unionization of our workforces may adversely affect our ability to conduct our business and reduce our profitability.

Our business is labor intensive, requiring large numbers of pilots, flight attendants, maintenance technicians and other personnel. Any new collective bargaining agreements entered into by other regional carriers with their work forces may also result in higher industry wages and increased pressure on us to increase the wages and benefits of our employees. Future agreements with represented employees may be on terms that are not as attractive as our current agreements or comparable to agreements entered into by our competitors.

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

Pursuant to our capacity purchase arrangements, our major airline partners have agreed to bear the economic risk of fuel price fluctuations on our contracted flights. However, we bear the economic risk of fuel price fluctuations on our prorate operations. As of December 31, 2021, we operated 41 CRJ200s under a prorate agreement with United and 29 CRJ200s under a prorate agreement with Delta. Our operating and financial results with respect to these prorate arrangements can be negatively affected by the price of jet fuel in the event we are unable to increase our passenger fares. Additionally, in the event of prolonged low fuel prices, our competitors may lower their passenger ticket prices on routes that compete with our prorate markets, which could negatively impact our passenger load factors.

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

As of December 31, 2021, we had a total of approximately $3.1 billion in total long-term debt obligations. Our long-term debt obligations include $2.94 billion related to the acquisition of aircraft and $200.6 million related to borrowings under the Payroll Support Program Agreements with Treasury. Excluding aircraft financed by our major airline partners that we operate for them under contract, we had 43 aircraft under long-term lease agreements as of December 31, 2021, with remaining terms up to nine years. Future minimum lease payments due under all long-term operating leases were approximately $294.3 million at December 31, 2021. At a 6.0% discount factor, which is the average rate used to approximate the implicit rates within the applicable leases, the present value of these lease obligations was equal to approximately $237.2 million at December 31, 2021. Our high level of fixed obligations could impact our ability to obtain additional financing to support additional expansion plans or divert cash flows from operations and expansion plans to service the fixed obligations.

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

In addition, given the negative effects the COVID-19 pandemic has had and may continue to have on our business, including demand fluctuations, labor shortages or other effects, we may seek material amounts of additional financial liquidity in the short-term, which may include drawing down on SkyWest Airlines’ line of credit, the issuance of secured debt securities and/or the entry into other debt facilities, among other items. There can be no assurance as to the timing of any such drawdown or issuance, which may be in the near term, or that any such additional financing will be completed on favorable terms, or at all.

If our liquidity is materially diminished, we might not be able to timely pay our leases and debts or comply with certain covenants under SkyWest Airlines’ line of credit or with other material provisions of our contractual obligations.

Our anticipated aircraft purchases are expected to require a significant increase in our leverage and the related cash requirements.

As of December 31, 2021, we have firm purchase commitments for 29 E175 aircraft and spare engines totaling $0.8 billion. Over the next several years, if we continue to add new aircraft to our fleet, we anticipate using significant amounts of capital to acquire these aircraft.

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

As of December 31, 2021, we had approximately $5.5 billion of property and equipment and related assets, net of accumulated depreciation. In accounting for these long-lived assets, we make estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. Factors indicating potential impairment include, but are not limited to, amendments to our capacity purchase agreements that impact the anticipated cash flows for our aircraft, significant decreases in the market value of the long-lived assets, a significant change in the condition of the long-lived assets and operating cash flow losses associated with the use of the long-lived assets. In the event the estimated residual value of any of our aircraft types is determined to be lower than the residual value assumptions used in our depreciation policies, the applicable aircraft type in our fleet may be impaired and may result in a material reduction in the book value of applicable aircraft types we operate or we may need to prospectively modify our depreciation policies. In 2021, we recorded a non-cash impairment of $84.6 million attributable to certain CRJ900 aircraft operating with a major airline partner as a result of contract expirations and the uncertainty about our ability to redeploy the CRJ900 aircraft with another major airline partner. An impairment on any of our aircraft types we operate or an increased level of depreciation expense resulting from a change to our depreciation policy and assumptions could result in a material negative impact to our financial results.

We lease aircraft and engines to third parties and the lessee may default under the lease terms, which could negatively affect our financial condition, cash flow and results of operations.

We leased five CRJ900 aircraft, 34 CRJ700 aircraft, and engines used on CRJ aircraft to third parties as of December 31, 2021. In the event a lessee defaults under the terms of the lease agreement, we may incur additional costs, including legal and other expenses necessary to repossess the aircraft or engines, particularly if the lessee is contesting the proceedings or is in bankruptcy. We could also incur substantial maintenance, refurbishment or repair costs if a defaulting lessee fails to pay such costs and where such maintenance, refurbishment or repairs are necessary to put the aircraft or engines in suitable condition for remarketing or sale. We may also incur storage costs associated with any aircraft or engine that we repossess and are unable to place immediately with another lessee. Even if we are able to immediately place a repossessed aircraft or engine into service ourselves, or place the aircraft and engines under another lessee, we may not be able to do so at a similar or favorable lease rate. A lessee default under one of our lease agreements could negatively affect our financial condition, cash flow and results of operations.

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

We entered into a partnership with a third party to develop demand for electric-powered aircraft that involves significant uncertainty and risk.

We have entered into a strategic partnership with Eve UAM, LLC (“Eve”), an Embraer company, to develop a network of deployment for Eve’s electric vertical takeoff and landing (“eVTOL”) aircraft. To support this effort, SkyWest and Eve plan to dedicate a team to focus on vehicle design, vertiport specifications, and the certification roadmap for eVTOL operations. This strategic partnership involves significant risks, including:

●	development and certification of the aircraft is uncertain or may take longer than expected;
●	future customer demand for eVTOL aircraft is uncertain;
●	other parties are developing electric-powered aircraft and the level of competition may increase;
●	the extent government regulation of eVTOL aircraft and its related infrastructure is uncertain, and the cost of compliance with any such regulations may be significant;
●	we may not realize a satisfactory return on our investment; and
●	our partner might fail to fulfill its obligations.

The effect of any, or some combination, of the foregoing risks could affect our partnership with Eve and future benefits may not materialize.

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

We support our major airline partners’ goals and strategies to reduce carbon emissions on flights we operate under our code-share agreements and, as we work to support each of our major airline partners’ goals and strategies, initiatives to reduce emissions may not materialize and could materially and adversely affect the Company's business plans, strategies, and results of operations.

During 2021, we produced approximately 5.7 million metric tons of CO2e from fuel burned, using industry emissions factors, on flights we operated under our code-share agreements. Under our flying contracts, our major airline partners are responsible for fuel procurement and selection of the type of aircraft we operate and have significant control over our flight schedules. Accordingly, we anticipate our major airline partners will take responsibility for carbon emissions incurred on our contract flights. Each of our major airline partners may have different goals, strategies and timelines to reduce carbon emissions on our flights. We are largely dependent on the direction from our major airline partners regarding long-term fuel saving initiatives such as engine innovations reducing fuel consumption, use of sustainable alternative fuels, carbon sequestration programs, air traffic flow routing efficiencies, among other initiatives. Each of our major airline partners may pursue alternative strategies and goals to reduce carbon emissions on flights we operate under our code-share agreements that may impact the rate at which we are able to reduce our carbon emissions, if at all. There is no assurance our major airline partners will take responsibility for carbon emissions incurred under our contract flights and no assurance future long-term fuel saving initiatives will materialize. In the event we pursue purchasing carbon offsets as an alternative strategy to reduce our carbon emissions, the cost could materially and adversely affect our business plans and results of operations.

Risks Related to Dividends, Share Repurchases and Our Common Stock

We are currently restricted from paying dividends or repurchasing our stock under our agreements with Treasury.

Historically, we have paid dividends and repurchased shares of our common stock in varying amounts. During 2020 and 2021, we entered into several agreements with Treasury, the Payroll Support Program Agreement and the Treasury Loan Agreement under the CARES Act, the Payroll Support Program Extension Agreement under the 2021 Appropriations Act and the Payroll Support Program 3 Agreement under the American Rescue Plan Act. Under the terms of these agreements, we are restricted from the payment of dividends and the repurchase of our common stock through September 30, 2022.

Following the dividend and share repurchase restriction lapse under our agreements with Treasury, there can be no assurance that we will resume our past practice of paying dividends on our common stock or that we will have the financial resources to pay such dividends. Similarly, there also can be no assurance that we will continue our practice of repurchasing shares of common stock or that we will have the financial resources to repurchase shares of common stock in the future. The future payment of dividends and the number of shares of common stock we may repurchase will depend upon our financial condition and results of operations and other factors deemed relevant by our board of directors.

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

We issued warrants to purchase shares of our common stock to Treasury for relief we received under the CARES Act, the 2021 Appropriations Act, and the American Rescue Plan Act.

In 2020, we issued warrants to purchase 370,720 shares of our common stock with an exercise price of $28.38 per share to Treasury as consideration for payroll support payments we received under the CARES Act payroll support program. Also, during 2020 we issued warrants to purchase 211,416 shares of our common stock with an exercise price of $28.38 per share to Treasury as consideration for borrowing $60.0 million under the Treasury Loan Agreement. In 2021, we issued warrants to purchase 124,773 shares of our common stock with an exercise price of $40.41 per share to Treasury as consideration for payroll support payments we received under the 2021 Appropriations Act. Additionally, in 2021 we issued warrants to purchase 78,317 shares of our common stock with an exercise price of $57.47 per share to Treasury as consideration for payroll support payments we received under the American Rescue Plan Act.

If Treasury exercises its option to purchase shares of our common stock under warrants previously issued to Treasury, such exercise will be dilutive to our shareholders. As of December 31, 2021, Treasury has not exercised any of the warrants issued.

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

Our business depends upon the efforts of our chief executive officer, Russell A. Childs, and our other key management and operating personnel. Under the terms of the Payroll Support Program 3 Agreement, we are subject to certain limitations on executive compensation through April 1, 2023. We may have difficulty replacing management or other key personnel who cease to be employed by us and, therefore, the loss of the services of any of these individuals could harm our business. We do not maintain key-person insurance on any of our executive officers.

We may be a party to litigation in the normal course of business or otherwise, which could affect our financial condition and results of operations.

We may become party to or otherwise involved in legal proceedings, claims and government inspections or investigations and other legal matters, arising in the ordinary course of our business or otherwise, including, but not limited to those related to injury or tort, environmental, employment and commercial legal issues. Legal proceedings can be complex and take many months, or even years, to reach resolution, with the final outcome depending on a number of variables, some of which are not within our control. Litigation is subject to significant uncertainty and may be expensive, time-consuming, and disruptive to our operations. Although we will vigorously defend ourselves in such legal proceedings, their ultimate resolution and potential financial and other impacts on us are uncertain. If a legal proceeding is resolved against us, it could result in significant compensatory damages or injunctive relief that could materially adversely affect our financial condition, results of operations and cash flows.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Flight Equipment

As of December 31, 2021, our fleet under our code-share agreements consisted of the following types of owned and leased aircraft:

	Number of	Number of		Scheduled	Average
	Owned	Leased	Passenger	Flight	Cruising	Average
Aircraft Type	Aircraft	Aircraft	Capacity	Range (miles)	Speed (mph)	Age (years)
E175s	180	31	70-76	2,100	530	4.5
CRJ900s	19	25	70-76	1,500	530	11.0
CRJ700s	87	27	65-70	1,600	530	16.3
CRJ200s	135	5	50	1,500	530	19.5

Several factors may impact our fleet size throughout 2022 and thereafter, including, but not limited to, contract expirations that are not renewed, labor shortages, reductions in our prorate fleet, lease expirations that are not extended and growth opportunities. Below is our 2022 outlook on our fleet by aircraft type. Our actual future fleet size and/or mix of aircraft types will likely vary, and may vary materially, from our current fleet size due to demand uncertainty resulting from COVID-19 and other factors.

●	E175s – We anticipate taking delivery of two new E175 aircraft under a capacity purchase agreement with American, 16 new E175 aircraft under a capacity purchase agreement with Delta and eleven new E175 aircraft under a capacity purchase agreement with Alaska. We anticipate financing these aircraft with debt and deliveries are anticipated to begin in 2022 and 2023. We anticipate placing the aircraft into service in 2022 and 2023.

●	CRJ900s – We anticipate taking delivery of 16 new E175 aircraft under a capacity purchase agreement with Delta in 2022. The 16 E175 aircraft will replace 16 CRJ900 aircraft that will be removed from the capacity purchase agreement with Delta. We are evaluating alternative uses for our CRJ900s that will be displaced in 2022.
●	CRJ700s – We anticipate placing eleven used CRJ700s into service under a capacity purchase agreement with American by the end of 2023. We will use aircraft we own and were not operating under a code-share agreement with any of our major airline partners as of December 31, 2021. In January 2022, we extended the term for 19 CRJ700 aircraft under contract with United for three years with new expiration dates scheduled between 2025 and 2026.

●	CRJ200s – As a result of the COVID-19 demand disruption and partial recovery, we reduced the number of CRJ200s operating under code-share agreements from 190 as of December 31, 2019 to 130 as of December 31, 2020 and increased the number of CRJ200s in scheduled service to 140 aircraft as of December 31, 2021. Various factors could result in higher or lower demand for our CRJ200 fleet in 2022 and subsequent periods including, but not limited to, changes in passenger demand on routes typically serviced by CRJ200 aircraft, including our prorate routes, and anticipated costs to maintain our older CRJ200 fleet.

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

ITEM 3. LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities. As of December 31, 2021, our management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on our financial position, liquidity or results of operations. However, the ultimate resolution of these matters is inherently uncertain.

ITEM 4. MINE SAFETY DISCLOSURES

The disclosure required by this item is not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on The Nasdaq Global Select Market under the symbol “SKYW.” As of February 14, 2022, there were approximately 3,951 stockholders of record of our common stock. Securities held of record do not include shares held in securities position listings. The transfer agent for our common stock is Zions First National Bank, Salt Lake City, Utah.

Dividends

Pursuant to the terms of our agreements with Treasury, we are restricted from paying dividends through September 30, 2022. As such, no dividends were declared during the 2021 calendar year, and there can be no assurance that we will pay dividends in the future. In February 2020, our Board of Directors declared a regular dividend of $0.14 per share. No subsequent dividends were declared during the 2020 calendar year.

Issuer Purchases of Equity Securities

Our Board of Directors has adopted a stock repurchase program which authorizes the Company to repurchase shares of our common stock in the public market or in private transactions, from time to time, at prevailing prices. Our stock repurchase program was authorized in 2019 for the repurchase of up to $250.0 million of our common stock. Pursuant to the terms of our Payroll Support Program Agreements and Treasury Loan Agreement with Treasury, we are restricted from repurchasing shares of our common stock through September 30, 2022. No shares of common stock were repurchased under our repurchase program during the twelve months ended December 31, 2021.

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

The following graph compares the cumulative total shareholder return on our common stock over the five-year period ended December 31, 2021, with the cumulative total return during such period of the Nasdaq Stock Market (U.S. Companies) and the Nasdaq Stock Market Transportation Index. The following graph assumes an initial investment of $100.00 with dividends reinvested. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

	INDEXED RETURNS
	Base
	Period	Years Ending
Company Name / Index	2016	2017	2018	2019	2020	2021
SkyWest, Inc.	100	146.56	123.84	181.32	113.48	110.64
NASDAQ Composite	100	129.64	125.96	172.17	249.51	304.85
NASDAQ Transportation Index	100	127.55	116.02	146.11	191.19	241.77

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents factors that had a material effect on our results of operations during the years ended December 31, 2021 and 2020. Also discussed is our financial position as of December 31, 2021 and 2020. You should read this discussion in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this Report or incorporated herein by reference. This discussion and analysis contains forward-looking statements. Please refer to the sections of this Report entitled “Cautionary Statement Concerning Forward-Looking Statements” and “Item 1A. Risk Factors” for discussion of some of the uncertainties, risks and assumptions associated with these statements.

This section of this Annual Report on Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Annual Report on Form 10-K can be found in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Overview

We have the largest regional airline operation in the United States. As of December 31, 2021, we offered scheduled passenger and air freight service with approximately 2,080 total daily departures to destinations in the United

States, Canada, Mexico and the Caribbean. As of December 31, 2021, we had 629 total aircraft in our fleet, including 509 aircraft in scheduled service or under contract under our code-share agreements, summarized as follows:

	E175		CRJ900	CRJ700	CRJ200	Total
United	90		—	19	111	220
Delta	71		44	5	29	149
American	18	**	—	90	—	108
Alaska	32		—	—	—	32
Aircraft in scheduled service or under contract	211		44	114	140	509
Leased to third parties	—		5	34	—	39
Other*	—		—	18	63	81
Total Fleet	211		49	166	203	629

*As of December 31, 2021, other aircraft included: supplemental spare aircraft supporting our code-share agreements which may be used in future code-share or leasing arrangements, aircraft transitioning between code-share agreements with our major airline partners, or aircraft that are scheduled to be disassembled for use as spare parts.

**The Company took delivery of the 18 E175 aircraft under its contract with American as of December 31, 2021. The 18 E175 aircraft are scheduled to begin service in 2022.

Our business model is based on providing scheduled regional airline service under code-share agreements (commercial agreements between airlines that, among other things, allow one airline to use another airline’s flight designator codes on its flights) with our major airline partners. Our success is principally centered on our ability to meet the needs of our major airline partners through providing a reliable and safe operation at attractive economics. The COVID-19 pandemic had a significant impact to our operations including a reduction in the number of flights we were scheduled to operate during 2020 and 2021 and changes we made to enhance the safety of our passengers and employees, including aircraft cleaning procedures and use of personal protective equipment.

During the 2021 calendar year, we made several changes to our fleet count under our flying agreements, including the addition of 18 new E175 aircraft, 24 used CRJ700 aircraft, one new and four used CRJ900 aircraft, and 10 used CRJ200 aircraft. Leases on two CRJ200 aircraft with third parties terminated during 2021.

We anticipate our fleet will continue to evolve, as we are scheduled to add two new E175 aircraft with American in 2022, 16 new E175 aircraft with Delta by the first half of 2023, and eleven new E175 aircraft with Alaska by the first half of 2023. The 16 E175 aircraft with Delta will replace 16 older SkyWest-owned or financed CRJ900 aircraft currently operating under contract with Delta. Under the terms of the contract with Delta, Delta has the right to purchase the 16 E175 aircraft at the end of the contract term at a price estimated to be the fair value at the end of the contract. Timing of these anticipated deliveries may be subject to change as we are coordinating with our major airline partners in response to the COVID-19 recovery, labor availability or other factors. Our primary objective in the fleet changes is to improve our profitability by adding new E175 aircraft and used CRJ aircraft to capacity purchase agreements, and potentially removing older aircraft from service that typically require higher maintenance costs.

For the year ended December 31, 2021, approximately 43.2% of our aircraft in scheduled service or under contract were operated for United, approximately 29.3% were operated for Delta, approximately 21.2% were operated for American and approximately 6.3% were operated for Alaska.

Historically, multiple contractual relationships with major airlines have enabled us to reduce our reliance on any single major airline code and to enhance and stabilize operating results through a mix of capacity purchase arrangements and our prorate flying arrangements. For the year ended December 31, 2021, contract flying revenue and prorate revenue represented approximately 84.3% and 15.7%, respectively, of our total flying agreements revenue. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on completed block hours (measured from takeoff to landing, including taxi time), flight departures, the number of aircraft under contract and other operating measures. On prorate routes, we have more control over scheduling, pricing and seat inventories, we share passenger fares with our major airline partners according to prorate formulas and we are responsible for the operating costs of the prorate flights, including fuel and airport costs.

Financial Highlights

We had total operating revenues of $2.7 billion for the year ended December 31, 2021, a 27.6% increase compared to total operating revenues of $2.1 billion for the year ended December 31, 2020. We had net income of $111.9 million, or $2.20 per diluted share, for the year ended December 31, 2021, compared to a net loss of $8.5 million, or $0.17 loss per share, for the year ended December 31, 2020. The significant items affecting our revenue and operating expenses during the year ended December 31, 2021, are outlined below:

Revenue

The number of aircraft we have in scheduled service and the number of block hours we generate on our flights are primary drivers to our flying agreements revenue under our capacity purchase arrangements. The number of flights we operate and the corresponding number of passengers we carry are the primary drivers to our revenue under our prorate flying agreements. As a result of higher passenger demand compared to the onset of the COVID-19 pandemic, the number of aircraft we operated increased from 452 as of December 31, 2020, to 509 as of December 31, 2021; the number of block hours increased from 1.0 million in 2020 to 1.3 in 2021, or by 35.6%; and the number of passengers we carried increased from 21.3 million in 2020 to 36.6 million in 2021, or by 72.2%.

As a result of increased flight schedules and additional aircraft operating under our capacity purchase agreements in 2021 compared to 2020, our capacity purchase revenue increased $413.5 million, or 23.1% in 2021. Additionally, we recognized $6.8 million of previously deferred revenue and $8.4 million of unbilled revenue for the year ended December 31, 2021, compared to deferring revenue of $110.7 million of fixed monthly payments received under our capacity purchase agreements for the year ended December 31, 2020, as further described in the section of this report entitled “Results of Operations.” As a result of increased flight schedules and passengers carried on our prorate routes, our prorate revenue increased $140.8 million, or 52.4% in 2021, as compared to 2020. Despite the ongoing COVID-19 demand recovery, the negative impact to our revenues due to the COVID-19 pandemic and its associated effects on the travel industry, including potential labor shortages that may negatively impact our future flight schedules, may continue in 2022.

Operating Expenses

Our total operating expenses increased $419.3 million, or 20.8% for the year ended December 31, 2021, compared to the year ended December 31, 2020. This increase was primarily due to an increase in the number of flights we operated and a non-cash impairment charge of $84.6 million for the year ended December 31, 2021. Departures increased from 585,257 in 2020 to 749,943 in 2021, or by 28.1%. Additionally, we recorded $422.7 million in payroll support grants received from Treasury as an offset to our operating expenses for the year ended December 31, 2021, compared to $345.5 million recorded for the year ended December 31, 2020. Additional details regarding the increase in our operating expenses are described in the section of this Report entitled “Results of Operations.”

Fleet Activity

The following table summarizes our fleet activity for 2021:

Aircraft in Service or Under Contract	December 31, 2020	Additions	Removals	December 31, 2021
E175s	193	18	—	211
CRJ900s	39	5	—	44
CRJ700s	90	25	(1)	114
CRJ200s	130	10	—	140
Total	452	58	(1)	509

During 2021, we took delivery of 18 new E175 aircraft and one new CRJ900 aircraft and placed the aircraft into service or under contract under capacity purchase agreements. We placed 24 (net) used CRJ700 aircraft, four used CRJ900 aircraft into service under capacity purchase agreements, and ten used CRJ200 aircraft into prorate service.

Results of Operations

2021 Compared to 2020

Operational Statistics. The following table sets forth our major operational statistics and the associated percentages of change for the periods identified below. The increase in block hours, departures and passengers carried during the year ended December 31, 2021, compared to the year ended December 31, 2020, was primarily due to demand recovery from reduced flight schedules in response to the COVID-19 pandemic.

	For the year ended December 31,
Block hours by aircraft type:	2021	2020	% Change
E175s	613,465	435,557	40.8%
CRJ900s	116,576	66,640	74.9%
CRJ700s	289,902	200,860	44.3%
CRJ200s	299,685	270,281	10.9%
Total block hours	1,319,628	973,338	35.6%

Departures	749,943	585,257	28.1%
Passengers carried	36,608,918	21,255,931	72.2%
Passenger load factor	74.6%	56.4%	18.2	pts
Average passenger trip length (miles)	532	500	6.4%

Operating Revenues

The following table summarizes our operating revenue for the periods indicated (dollar amounts in thousands):

	For the year ended December 31,
	2021	2020	$ Change	% Change
Flying agreements	$2,615,076	$2,060,801	$554,275	26.9%
Lease, airport services and other	98,415	66,305	32,110	48.4%
Total operating revenues	$2,713,491	$2,127,106	$586,385	27.6%

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

We disaggregate our flying agreements revenue into the following categories (dollar amounts in thousands):

	For the year ended December 31,
	2021	2020	$ Change	% Change
Capacity purchase agreements revenue: flight operations	$1,146,375	$945,008	$201,367	21.3%
Capacity purchase agreements revenue: aircraft lease and fixed revenue	1,059,017	846,933	212,084	25.0%
Prorate agreements revenue	409,684	268,860	140,824	52.4%
Flying agreements revenue	$2,615,076	$2,060,801	$554,275	26.9%

The increase in “Capacity purchase agreements revenue: flight operations” of $201.4 million was primarily due to an increase in scheduled flights we operated under our contracts with our major airline partners as a result of the ongoing COVID-19 demand recovery. Our completed departures increased 28.1% and completed block hours increased 35.6% for the year ended December 31, 2021, compared to year ended December 31, 2020.

The increase in “Capacity purchase agreements revenue: aircraft lease and fixed revenue” of $212.1 million was primarily due to recognizing previously deferred revenue and unbilled revenue during the year ended December 31, 2021, compared to the year ended December 31, 2020, combined with aircraft lease and fixed rate revenue generated from 18 E175 aircraft added to our fleet since December 31, 2020. Under our capacity purchase agreements, we are paid a fixed amount per month per aircraft over the contract term. We recognize the fixed amount per aircraft as revenue proportionately to the number of block hours we complete, our performance obligation, for each reporting period. During the year ended December 31, 2021, the increase in our flight schedules resulted in recognizing $6.8 million of previously deferred revenue and $8.4 million in unbilled revenue on our capacity purchase agreements. For the year ended December 31, 2020, we deferred recognizing revenue on $110.7 million of fixed monthly cash payments we received under our capacity purchase agreements. Our deferred revenue and unbilled revenue related to the fixed payments will adjust over the remaining contract term for each capacity purchase agreement based on the number of block hours we complete each reporting period relative to the number of block hours we anticipate completing over the remaining contract term of each capacity purchase agreement. The deferred revenue balance applicable to each contract will be recorded as revenue by the end of each respective contract term. Our total deferred revenue and unbilled revenue balances were $103.9 million and $8.4 million as of December 31, 2021, respectively.

The increase in prorate agreements revenue of $140.8 million was primarily due to the increase in prorate passengers and passenger revenue we received on routes we operated under our prorate agreements during 2021, compared to 2020, due to the ongoing COVID-19 demand recovery.

The increase in lease, airport services and other revenues of $32.1 million was primarily due an increase in the number of flights operated at locations where we were contracted to provide airport customer service during 2021 compared to 2020 and we leased 34 CRJ700s to a third party for all of 2021, whereas we leased 34 to a third party for only a portion of 2020.

Operating Expenses

Individual expense components attributable to our operations are set forth in the following table (dollar amounts in thousands).

	For the year ended December 31,
	2021	2020	$ Change	% Change
Salaries, wages and benefits	$986,664	$826,109	$160,555	19.4%
Aircraft maintenance, materials and repairs	817,803	618,989	198,814	32.1%
Depreciation and amortization	440,198	474,959	(34,761)	(7.3)%
Airport-related expenses	104,690	93,886	10,804	11.5%
Aircraft fuel	107,057	61,739	45,318	73.4%
Aircraft rentals	63,357	65,316	(1,959)	(3.0)%
Special items	84,592	—	84,592	NM
Payroll support grant	(422,669)	(345,491)	(77,178)	22.3%
Other operating expenses	255,932	222,797	33,135	14.9%
Total operating expenses	$2,437,624	$2,018,304	$419,320	20.8%
Interest expense	123,122	123,173	(51)	(0.0)%
Total airline expenses	$2,560,746	$2,141,477	$419,269	19.6%

NM = Not Meaningful

Salaries, wages and benefits. The $160.6 million, or 19.4%, increase in salaries, wages and benefits was due to the increase in direct labor costs that resulted from a higher number of flights we operated during 2021 in response to demand recovery from the COVID-19 pandemic.

Aircraft maintenance, materials and repairs. The $198.8 million, or 32.1%, increase in aircraft maintenance expense was primarily due to an increase in direct maintenance costs, including the replacement of time-limited engine components, incurred on a portion of SkyWest Airlines’ CRJ700 and CRJ200 fleet intended to extend the operational performance and reliability of these older aircraft, including increased engine maintenance expense during 2021 compared to 2020.

Depreciation and amortization. The $34.8 million, or 7.3%, decrease in depreciation and amortization expense was primarily due to certain CRJ200 aircraft that became fully depreciated during 2020. This reduction in depreciation on our CRJ200 fleet was partially offset by an increase in depreciation expense due to the acquisition of 18 new E175 aircraft and spare engines in 2021, as well as the acquisition of eleven used CRJ700 aircraft in 2021.

Airport-related expenses. Airport-related expenses include airport-related customer service costs such as outsourced airport gate and ramp agent services, airport security fees, passenger interruption costs, deicing, landing fees and station rents. For clarity, our employee airport customer service labor costs are reflected in salaries, wages and benefits and customer service labor costs we outsource to third parties are included in airport-related expenses. The $10.8 million, or 11.5%, increase in airport-related expenses was primarily due to an increase in airport service activities in response to an increase in our prorate passengers.

Aircraft fuel. The $45.3 million, or 73.4%, increase in fuel cost was primarily due to an increase in the number of flights we operated under our prorate agreements and corresponding increase in gallons of fuel we purchased, and an increase in our average fuel cost per gallon from $1.89 in 2020 to $2.49 in 2021. We purchase and incur expense for all fuel on flights operated under our prorate agreements. All fuel costs incurred under our capacity purchase contracts are either purchased directly by our major airline partner, or if purchased by us, we record the direct reimbursement as a reduction to our fuel expense. The following table summarizes the gallons of fuel we purchased under our prorate agreements, for the periods indicated:

	For the year ended December 31,
(in thousands)	2021	2020	% Change
Fuel gallons purchased	43,059	32,590	32.1%
Fuel expense	$107,057	$61,739	73.4%

Aircraft rentals. The $2.0 million, or 3.0%, decrease in aircraft rentals was primarily related to a reduction of our fleet size that was financed through leases from third parties as a result of scheduled lease expirations during 2020.

Special items. Special items for 2021 consisted of a non-cash impairment charge on SkyWest Airlines’ CRJ900 aircraft of $84.6 million. During 2021, SkyWest reached an agreement with Delta to place 16 new E175 aircraft under contract beginning in 2022. These E175 aircraft will replace 16 older SkyWest-owned or financed CRJ900 aircraft currently operating under contract with Delta. We do not anticipate extending the contract term with Delta on these 16 CRJ900 aircraft. These factors, combined with the market value of SkyWest’s CRJ900 fleet, resulted in a non-cash impairment charge of $84.6 million.

Payroll support grant. During 2020 and 2021, we entered into three Payroll Support Program Agreements with U.S. Treasury that provided certain payroll support relief payments that were recognized as a reduction in labor expense over the periods the grants intended to compensate. We recognized $422.7 million in payroll support grant proceeds we received as a reduction to our operating expenses for the year ended December 31, 2021, a 22.3% increase compared to $345.5 million in payroll support grant proceeds we received as a reduction to our operating expenses for year ended December 31, 2020.

Other operating expenses. Other operating expenses primarily consist of property taxes, hull and liability insurance, simulator costs, crew per diem, crew hotel costs and credit loss reserves. The $33.1 million, or 14.9%, increase in other operating expenses was primarily related to an increase in other operating costs that correspond to the higher number of flights we operated during 2021 compared to 2020, such as crew per diem, crew hotel costs and simulator costs.

Interest Expense. The $0.1 million, decrease in interest expense was primarily related to $3.6 million of deferred loan costs expense attributed to the payoff and termination of the secured loan agreement with U.S. Treasury in 2021, offset by a decrease in interest expense due to a lower average effective interest rate in 2021 as compared to 2020. Our average effective interest rate for 2021 and 2020 was 3.8% and 4.0%, respectively.

Total airline expenses. Our total airline expenses, comprising of our total operating expenses and interest expense, increased $419.3 million, or 19.6%, due to an increase in direct operating costs attributed to the higher number of completed flights in 2021 compared to 2020 and due to the non-cash impairment charge of $84.6 million on SkyWest operated CRJ900 aircraft in 2021, offset by an increase in the payroll support grant benefit we recorded in 2021, compared to the benefit recorded in 2020.

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

Summary of interest income, other income (expense) and provision for income taxes:

Interest income. Interest income decreased $4.8 million, or 81.1%, during 2021, compared to 2020. The decrease in interest income was primarily related to a decrease in average interest rates attributed to our marketable securities from 2020 to 2021.

Other income (expense), net. Other income (expense), net decreased $4.4 million, compared to 2020. Other income (expense), net primarily consists of income related to our investment in a joint venture with a third party. In 2021, the joint venture incurred an increase in engine overhaul expenses compared to 2020.

Summary of provision for income taxes:

Provision for income taxes. For the years ended December 31, 2021, and December 31, 2020, our income tax provision rates were 25.7% and 16.2%, respectively, which include the statutory federal income tax rate of 21% and other reconciling income tax items, including state income taxes and the impact of non-deductible expenses. For the year ended December 31, 2020, the lower effective tax rate was primarily due to pre-tax loss of $7.3 million and non-deductible expenses which resulted in a $1.2 million provision for income taxes. Our income tax provision rate may fluctuate each reporting period based on various factors including, but not limited to, the amount of our non-deductible operating expenses, relative to our income before income taxes.

Net Income. Primarily due to the factors described above, we generated net income of $111.9 million, or $2.20 per diluted share, for the year ended December 31, 2021, compared to a net loss of $8.5 million, or $0.17 loss per share, for the year ended December 31, 2020.

Our Business Segments 2021 compared to 2020:

For the years ended December 31, 2021 and 2020, our reporting segments included SkyWest Airlines and SkyWest Leasing.

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

Corporate overhead expenses, primarily consisting of administrative labor costs, were allocated to the operating expenses of SkyWest Airlines and SkyWest Leasing. Overhead expenses allocated to SkyWest Leasing reflect our estimated labor expense incurred to support SkyWest Leasing activities.

The following table sets forth our segment data for the years ended December 31, 2021 and 2020 (in thousands):

	For the year ended December 31,
	(dollar amounts in thousands)
	2021	2020	$ Change	% Change
Operating Revenues:
SkyWest Airlines operating revenue	$2,192,432	$1,636,762	$555,670	33.9%
SkyWest Leasing operating revenues	521,059	490,344	30,715	6.3%
Total Operating Revenues	$2,713,491	$2,127,106	$586,385	27.6%
Airline Expenses:
SkyWest Airlines airline expense	$2,190,884	$1,729,189	$461,695	26.7%
SkyWest Leasing airline expense	369,862	412,288	(42,426)	(10.3)%
Total Airline Expenses (1)	$2,560,746	$2,141,477	$419,269	19.6%
Segment profit:
SkyWest Airlines segment profit (loss)	$1,548	$(92,427)	$93,975	NM
SkyWest Leasing profit	151,197	78,056	73,141	93.7%
Total Segment Profit	$152,745	$(14,371)	$167,116	NM
Interest Income	1,114	5,879	(4,765)	(81.1)%
Other Income (Expense), net	(3,249)	1,165	(4,414)	NM
Consolidated Income Before Taxes	$150,610	$(7,327)	$157,937	NM

NM = Not Meaningful

(1)	Total Airline Expenses includes operating expense and interest expense

SkyWest Airlines Segment Profit. SkyWest Airlines segment profit increased $94.0 million during 2021, compared to 2020.

SkyWest Airlines block hour production increased to 1,319,628, or 35.6%, for 2021 from 973,338 for 2020, primarily due to demand recovery from reduced flight schedules in response to the COVID-19 pandemic. Significant items contributing to the SkyWest Airlines segment profit are set forth below.

SkyWest Airlines operating revenues increased $555.7 million, or 33.9%, from 2020 to 2021 due to increased flight schedules, increased passenger demand under our prorate agreements, and more flights we handled under our airport service agreements, collectively as a result of the demand recovery from the COVID-19 pandemic. SkyWest Airlines also provided temporary rate reductions for COVID relief to our major airline partners under our capacity purchase agreements during 2021 and 2020 in the same quarters we recognized payroll support grant proceeds from Treasury.

SkyWest Airlines airline expense increased $461.7 million, or 26.7%, from 2020 to 2021 due to the following primary factors:

●	SkyWest Airlines’ salaries, wages and benefits expense increased by $161.2 million, or 19.6%, primarily due to an increase in direct labor costs that resulted from a significantly higher number of flights we operated during 2021.
●	SkyWest Airlines’ aircraft maintenance, materials and repairs expense increased by $191.9 million, or 31.7%, primarily due to an increase in direct maintenance costs, including the replacement of time-limited engine components, incurred on a portion of SkyWest Airlines’ CRJ700 and CRJ200 fleets intended to extend the operational performance and reliability of these older aircraft, including increased engine maintenance expense during 2021 compared to 2020.
●	SkyWest Airlines’ depreciation and amortization expense decreased by $10.9 million, or 4.9%, primarily due to certain CRJ200 aircraft that became fully depreciated during 2020, partially offset by an increase in depreciation expense related to the acquisition of used CRJ700 aircraft in 2021.
●	SkyWest Airlines’ fuel expense increased $45.3 million, or 73.4%, due to an increase in the number of flights we operated under our prorate agreements and a corresponding increase in gallons of fuel we purchased and an increase in our average fuel cost per gallon from $1.89 in 2020 to $2.49 in 2021.

●	SkyWest Airlines recognized $422.7 million in payroll support grant proceeds as a reduction to our operating expenses in 2021, a 22.3% increase compared to $345.5 million recognized in 2020.
●	SkyWest Airlines recorded a non-cash impairment charge on its CRJ900 aircraft of $84.6 million in 2021. See the Operating Expenses section of “Results of Operations” for further discussion on the impairment charge recorded in 2021. SkyWest Airlines did not have a comparable charge in 2020.
●	SkyWest Airlines’ remaining airline expenses increased $66.8 million, or 18.4%, primarily related to an increase in other operating costs that correspond to the higher number of flights we operated in 2021 compared to 2020, such as crew per diem, crew hotel costs and simulator costs.

SkyWest Leasing Segment Profit. SkyWest Leasing profit increased $73.1 million, or 93.7%, during 2021, compared to 2020, primarily due to the acquisition of 18 new E175 aircraft added to our fleet in 2021.

Liquidity and Capital Resources

As of December 31, 2021, we had $860.4 million in cash and cash equivalents and marketable securities and $43.6 million available for borrowings under our line of credit. Additionally, we have approximately $1.5 billion in unpledged aircraft engines and aircraft parts that we temporarily used as collateral in 2020 and 2021. Given our available liquidity as of December 31, 2021 and given the measures we have implemented to reduce the impact of the COVID-19 pandemic on our financial position and operations, we believe the working capital currently available to us will be sufficient to meet our present financial requirements, including planned capital expenditures, scheduled lease payments, and debt service obligations for at least the next 12 months.

Our total of cash and marketable securities increased from $825.9 million as December 31, 2020, to $860.4 million as of December 31, 2021, or by $34.5 million. Our total long-term debt, including current maturities decreased from $3,203.7 million as of December 31, 2020, to $3,109.2 million as of December 31, 2021, or by $94.5 million. Thus, our total long-term debt, net of cash and marketable securities, decreased from $2,377.8 million as of December 31, 2020, to $2,248.8 million as of December 31, 2021, or $129.0 million. At December 31, 2021, our total capital mix was 45.5% equity and 54.5% long-term debt, compared to 43.3% equity and 56.7% long-term debt at December 31, 2020.

As of December 31, 2021 and 2020, we had $61.4 million and $61.1 million, respectively, in letters of credit and surety bonds outstanding with various banks and surety institutions. We had no restricted cash as of December 31, 2021 and 2020.

Sources and Uses of Cash

Cash Position and Liquidity. The following table provides a summary of the net cash provided by (used in) our operating, investing and financing activities for the years ended December 31, 2021 and 2020, and our total cash and marketable securities position as of December 31, 2021 and December 31, 2020 (in thousands). See “Liquidity and Capital Resources” in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, for a discussion of our sources and used of cash in 2020 compared to 2019.

	For the year ended December 31,
	2021	2020	$ Change	% Change
Net cash provided by operating activities	$831,820	$633,563	$198,257	31.3%
Net cash used in investing activities	(698,522)	(683,471)	(15,051)	2.2%
Net cash provided by (used in) financing activities	(90,600)	178,425	(269,025)	(150.8)%

	December 31,	December 31,
	2021	2020	$ Change	% Change
Cash and cash equivalents	$258,421	$215,723	$42,698	19.8%
Marketable securities	601,989	610,185	(8,196)	(1.3)%
Total	$860,410	$825,908	$34,502	4.2%

Cash Flows provided by Operating Activities

Our cash flows provided by operating activities was $831.8 million in 2021, compared to $633.6 million in 2020. Our operating cash flows are typically impacted by various factors including our net income, adjusted for non-cash expenses and gains such as depreciation expense, asset impairment charges, stock-based compensation expense, and gains or losses on the disposal of assets; and timing of cash payments and cash receipts attributed to our various current asset and liability accounts, such as accounts receivable, inventory, accounts payable, accrued liabilities, deferred revenue and deferred payroll support grant proceeds.

The increase in our cash flow from operations in 2021 compared to 2020, was primarily due an increase in net income of $120.4 million, the difference between a net loss of $8.5 million in 2020 and net income of $111.9 million in 2021, and a non-cash impairment charge of $84.6 recorded in 2021. The cash provided by these operating activities were partially offset by a reduction in depreciation expense and deferred revenue, an increase in unbilled revenue, and changes in our current asset and liability accounts, primarily due to the timing of cash payments and cash receipts in 2021 compared to 2020. The operating cash flows for 2021 and 2020 also included the benefit from the payroll support grant of $422.7 million and $345.5 million, respectively, partially offset by temporary COVID relief rate reductions provided to our major airline partners in 2021 and 2020.

Cash Flows used in Investing Activities

Our cash flows used in investing activities was $698.5 million in 2021, compared to $683.5 million in 2020. Our investing cash flows are typically impacted by various factors including our capital expenditures, such as the acquisition of aircraft and spare engines; deposit payments and refunds of previously made deposits on new aircraft; purchase and sales of marketable securities; proceeds from the sale of assets; and timing of cash payments and cash receipts attributed to our various long-term asset and long-term liability accounts.

The increase in our cash flow used in investing activities in 2021 compared 2020, was primarily due to an increase in aircraft deposits and acquisition of aircraft, offset by the change in purchases and sales of marketable securities. Cash used for aircraft deposits increased from $9.6 million in 2020 to $125.7 million in 2021 because of E175 aircraft purchase commitments. We acquired 18 new E175 aircraft and eleven used CRJ700 aircraft in 2021 resulting in $537.6 million in cash used for purchases of aircraft and related parts, compared to 2020 when we acquired six new E175 aircraft and 22 used CRJ700 aircraft that resulted in cash used for purchases of aircraft and spare parts of $425.6 million. Cash provided by sales of marketable securities, net of purchases of marketable securities in 2021 was $8.2 million, compared to cash used in purchases of marketable securities, net of sales of marketable securities of $177.2 million in 2020.

The increase in cash flows used in investing activities was also offset by an increase in our long-term assets resulting from timing of payments received from our major airline partners attributed to our long-term receivables and changes to our non-current deferred revenue. In 2020, we amended certain debt agreements on our aircraft which suspended our obligation to make debt service payments for an approximately six-month period during 2020. Concurrently, we suspended required aircraft ownership payments due to us from our major airline partners under our capacity purchase agreements during the same period. We anticipate collecting the payments on these long-term receivables from our major airline partners over the remaining contract terms.

Cash Flows provided by (used in) Financing Activities

Our cash flows used in financing activities was $90.6 million in 2021, compared to cash provided by financing activities of $178.4 million in 2020. Our financing cash flows are typically impacted by various factors including proceeds from issuance of debt, principal payments on debt obligations, repurchases our common stock and payment of cash dividends.

The $269.0 million increase in cash used by financing activities was primarily due to an increase of $353.1 million in principal payments on long-term debt related to the additional E175 aircraft acquired subsequent to December 31, 2020, repayment of the $60 million U.S. Treasury secured loan, and early repayment of $80.1 million in aircraft debt. The increase was offset by proceeds from the issuance of long-term debt primarily due to the purchase of new E175 aircraft in 2021 and a reduction in 2021 of cash used to purchase treasury stock and payment of dividends by $20.0 million and $13.1 million, respectively, due to restrictions under our loan agreements with U.S. Treasury.

Significant Commitments and Obligations

General

The following table summarizes our commitments and obligations as noted for each of the next five years and thereafter (in thousands):

	Total	2022	2023	2024	2025	2026	Thereafter
Operating lease payments for aircraft and facility obligations	$294,265	$81,911	$75,598	$31,446	$17,481	$15,427	$72,402
Firm aircraft and spare engine commitments	791,095	723,076	68,019	—	—	—	—
Interest commitments (1)	491,330	113,099	96,987	80,752	65,185	49,391	85,916
Principal maturities on long-term debt	3,140,938	395,371	403,091	398,084	413,846	423,227	1,107,319
Total commitments and obligations	$4,717,628	$1,313,457	$643,695	$510,282	$496,512	$488,045	$1,265,637
(1)	At December 31, 2021, all of our total long-term debt associated with aircraft had fixed interest rates.

Purchase Commitments and Options

We are coordinating with our major airline partners and aircraft manufacturers on the timing of upcoming fleet deliveries under previously announced deals. The anticipated future aircraft delivery dates are subject to change. As of December 31, 2021, we had a firm purchase commitment for 29 E175 aircraft from Embraer with scheduled delivery dates anticipated through 2023.

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

Aircraft Lease and Facility Obligations

We also have significant long-term lease obligations, primarily relating to our aircraft fleet. Excluding aircraft financed by our major airline partners that we operate for them under contract, we had 43 aircraft under lease with remaining terms ranging from two years to nine years as of December 31, 2021. Future minimum lease payments due under all long-term operating leases were approximately $294.3 million at December 31, 2021. Assuming a 6.0% discount rate, which is the average incremental borrowing rate we anticipate we would have incurred on debt obtained over a similar term to acquire these assets, the present value of these lease obligations would have been equal to approximately $237.2 million at December 31, 2021.

Long-term Debt Obligations

As of December 31, 2021, we had $2.94 billion of long-term debt obligations related to the acquisition of aircraft and certain spare engines. The average effective interest rate on those long-term debt obligations was approximately 3.8% at December 31, 2020. We also had $200.6 million of long-term debt obligations under the Payroll Support Program Agreements.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in Note 1 to our Consolidated Financial Statements included in Item 8 of this Report. Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management’s subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to revenue recognition, long-lived assets, and income tax as discussed below. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results will likely differ, and could differ materially, from such estimates.

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

A portion of our compensation under our capacity purchase agreements is designed to reimburse us for the use of the aircraft we provide under such agreements. This compensation is deemed to be lease revenue, because the agreements identify the “right of use” or a specific type and number of aircraft over the agreement term. The amount of compensation deemed to be lease revenue is determined from the agreed upon rates for the use of the aircraft included in each capacity purchase agreement, which we believe approximates fair value for the aircraft leases.

Additionally, under our capacity purchase agreements, we typically receive a fixed monthly payment for each aircraft under contract over the agreement term (“Fixed Monthly Payments”). We recognize revenue attributed to the Fixed Monthly Payments proportionate to the number of block hours complete during each reporting period, relative to the estimated number of block hours we anticipate completing over the remaining contract term. Due to the material decrease in completed block hours in 2020 from historical levels and from anticipated future levels over the remaining contract terms, we determined the amount of Fixed Monthly Payments we received in 2020 was disproportionately high relative to the number of block hours we completed during 2020. In 2020, we generated 973,338 block hours and we deferred recognizing revenue of $110.7 million in Fixed Monthly Payments we received during the 2020 calendar year. In 2021, we generated 1,319,628 block hours and we recognized $6.8 million of previously deferred revenue and $8.4 million of unbilled revenue. The amount of deferred revenue and unbilled revenue from Fixed Monthly Payments we recognize will increase or decrease in future reporting periods depending on the number of block hours we complete during such reporting period and our then-current forecast of block hours we anticipate completing over the remaining contract term based on information available to us as that time. We currently anticipate we will recognize previously deferred revenue in 2022, depending upon future block hour production and flight schedules each reporting period in 2022.

Our revenues could be impacted by several factors, such as our flight schedules, passenger fares we receive under our prorate agreements, terminations, extensions or other amendments to our code-share agreements, our estimates used to determine the amount of revenue we defer under our capacity purchase agreements, and our ability to earn incentive payments contemplated under applicable agreements. In the event contracted rates are not finalized at a quarterly or annual financial statement date, we record that period’s revenues based on the lower of the prior period’s approved rates or our estimate of rates that will be implemented upon completion of negotiations. Also, in the event we have a reimbursement dispute with a major airline partner at a quarterly or annual financial statement date, we evaluate the dispute under established revenue recognition criteria and, provided the revenue recognition criteria have been met, we recognize revenue for that period based on our estimate of the resolution of the dispute. Our rates were finalized under our code-share agreements as of December 31, 2021.

Long-Lived Assets

As of December 31, 2021, we had approximately $5.5 billion of property and equipment and related assets net of accumulated depreciation. In accounting for these long-lived, we make estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the condition of the long-lived assets and operating cash flow losses associated with the use of the long-lived assets. When considering whether or not impairment of long-lived assets exists, we group similar assets together at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and compare the undiscounted cash flows for each asset group to the net carrying amount of the assets supporting the asset group. Asset groupings are done at the fleet type or contract level.

In 2021, we entered into an agreement with Delta to purchase and operate 16 new E175 aircraft under a multi-year capacity purchase agreement. The 16 new E175 aircraft will replace 16 SkyWest-owned or financed CRJ900 aircraft currently under its Delta contract with expirations ranging from the second half of 2022 to early 2023. As of December 31, 2021, we only operated the CRJ900 aircraft under a flying agreement with our major airline partner Delta. As a result of this fleet transition beginning in 2022 and the uncertainty about our ability to redeploy the CRJ900 aircraft with another major airline partner, we concluded that indicators of impairment existed and therefore, we evaluated our CRJ900 fleet and related CRJ900 assets for impairment. In 2021, the Company recorded a non-cash impairment charge of $84.6 million to write-down the CRJ900 aircraft operating under the Delta contracts to their estimated fair value. The impairment analysis required us to identify applicable asset groups, perform a recoverability test using undiscounted cash flows and estimate the fair value of the asset group through the use of third-party valuations. Judgment was required to determine the impairment loss. The amounts we ultimately realize from the disposal of our CRJ900 long-lived assets may vary from our 2021 fair value assessment.

Factors that may impact our estimates used for depreciation include anticipated useful lives of each aircraft type and estimated residual values of each aircraft. As we operate all of our aircraft under code-share agreements with our major airline partners, changes in anticipated demand by our major airline partners for regional aircraft may impact our estimated useful lives and residual values for our aircraft, spare engines and other long-lived assets. At December 31, 2021, we had 81 aircraft that were not in scheduled service with our partners, including 63 CRJ200 aircraft and 18 CRJ700 aircraft. The CRJ200 aircraft not in scheduled service are nearly fully depreciated as of December 31, 2021. The remaining aircraft are scheduled to be placed under contract by 2023 or will be used as supplemental spare aircraft.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

In the past, we have not experienced sustained material difficulties with fuel availability, and we currently expect to be able to obtain fuel at prevailing prices in quantities sufficient to meet our future needs. Pursuant to our contract flying arrangements, United, Delta, American and Alaska have agreed to bear the economic risk of fuel price fluctuations on our contracted flights. We bear the economic risk of fuel price fluctuations on our prorate operations. For each of the years ended December 31, 2021, 2020 and 2019, approximately 16%, 13% and 18% of our total flying agreements revenue was derived from prorate arrangements. For the years ended December 31, 2021, 2020 and 2019, the average price per gallon of aircraft fuel was $2.49, $1.89 and $2.51, respectively. For illustrative purposes only, we have estimated the impact of the market risk of fuel on our prorate operations using a hypothetical increase of 25% in the price per gallon we purchase. Based on this hypothetical assumption, we would have incurred an additional $26.8 million, $15.4 million and $29.8 million in fuel expense for the years ended December 31, 2021, 2020 and 2019, respectively.

Interest Rates

As of December 31, 2021, our long-term debt had fixed interest rates. We currently intend to finance the acquisition of aircraft through manufacturer financing or long-term borrowings. Changes in interest rates may impact the actual cost to us to acquire future aircraft. To the extent we place new aircraft in service under our capacity purchase agreements with United, Delta, American, Alaska or other carriers, our capacity purchase agreements currently provide that reimbursement rates will be adjusted to reflect the interest rates effective at the closing of the respective aircraft financing. A hypothetical 10 basis point change in market interest rates would not have a material effect on our financial results.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and operating results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information set forth below should be read together with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” appearing elsewhere herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of SkyWest, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SkyWest, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2022 expressed an unqualified opinion thereon.

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

At December 31, 2021, the Company’s deferred revenue balance totaled $103.9 million, of which $24.5 million was presented as a component of other current liabilities and $79.4 million was included in other long-term liabilities on the balance sheet. As discussed in Note 1 to the consolidated financial statements, under the Company’s capacity purchase agreements, the Company is paid a fixed amount per aircraft each month over the contract term. The Company recognizes revenue related to the fixed amount per aircraft per month based upon completed block hours proportionate to total forecasted block hours over the contract term. To perform the allocation over the contract, the Company estimates revenue per block hour using historical data and forecasted flight activity and utilizing trends within the industry.

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

To test the Company’s estimated deferred revenue liability, we performed audit procedures that included, among others, assessing the methodology and assumptions used by the Company in the deferred revenue calculation, including testing of the forecasted block hours and validating completeness and accuracy of the underlying data used by the Company. Specifically, we compared management’s forecasted block hours to historical flight activity, existing flight schedules with partner airlines, and industry trends and publications. We evaluated management’s ability to accurately forecast flight activity by performing hindsight analyses comparing actual historical results to past forecasts, including forecasts developed during the COVID-19 pandemic. We also performed sensitivity analyses to understand the impact of fluctuations in forecasted block hours to the deferred revenue liability.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2003.

Salt Lake City, Utah

February 17, 2022

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

ASSETS

	December 31,	December 31,
	2021	2020
CURRENT ASSETS:
Cash and cash equivalents	$258,421	$215,723
Marketable securities	601,989	610,185
Receivables, net	65,348	34,462
Inventories, net	104,093	91,196
Other current assets	38,742	31,236
Total current assets	1,068,593	982,802

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	7,848,100	7,527,555
Deposits on aircraft	124,964	31,625
Buildings and ground equipment	256,595	258,863
Total property and equipment, gross	8,229,659	7,818,043
Less-accumulated depreciation and amortization	(2,731,060)	(2,455,995)
Total property and equipment, net	5,498,599	5,362,048

OTHER ASSETS:
Operating lease right-of-use assets	238,516	282,362
Long-term receivables and other assets	320,239	260,410
Total other assets	558,755	542,772
Total assets	$7,125,947	$6,887,622

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(Dollars in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,	December 31,
	2021	2020
CURRENT LIABILITIES:
Current maturities of long-term debt	$391,798	$402,158
Accounts payable	496,333	278,677
Accrued salaries, wages and benefits	150,583	125,944
Current maturities of operating lease liabilities	78,886	82,641
Taxes other than income taxes	28,869	26,183
Other current liabilities	48,152	26,119
Total current liabilities	1,194,621	941,722

LONG-TERM DEBT, net of current maturities	2,717,420	2,801,538

DEFERRED INCOME TAXES PAYABLE	663,236	625,931

NONCURRENT OPERATING LEASE LIABILITIES	158,274	205,845

OTHER LONG-TERM LIABILITIES	124,882	173,041

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 82,335,970 and 82,094,985 shares issued as of December 31, 2021, and December 31, 2020, respectively	722,310	704,675
Retained earnings	2,163,916	2,052,006
Treasury stock, at cost, 31,956,047 and 31,913,635 shares as of December 31, 2021, and December 31, 2020, respectively	(618,712)	(617,136)
Total stockholders’ equity	2,267,514	2,139,545
Total liabilities and stockholders’ equity	$7,125,947	$6,887,622

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
OPERATING REVENUES:
Flying agreements	$2,615,076	$2,060,801	$2,889,265
Lease, airport services and other	98,415	66,305	82,698
Total operating revenues	2,713,491	2,127,106	2,971,963
OPERATING EXPENSES:
Salaries, wages and benefits	986,664	826,109	1,001,746
Aircraft maintenance, materials and repairs	817,803	618,989	514,313
Depreciation and amortization	440,198	474,959	368,098
Airport-related expenses	104,690	93,886	118,837
Aircraft fuel	107,057	61,739	119,115
Aircraft rentals	63,357	65,316	71,998
Special items	84,592	—	21,869
Payroll support grant	(422,669)	(345,491)	—
Other operating expenses	255,932	222,797	243,729
Total operating expenses	2,437,624	2,018,304	2,459,705
OPERATING INCOME	275,867	108,802	512,258
OTHER INCOME (EXPENSE):
Interest income	1,114	5,879	14,131
Interest expense	(123,122)	(123,173)	(127,755)
Other income (expense), net	(3,249)	1,165	47,671
Total other expense, net	(125,257)	(116,129)	(65,953)
INCOME (LOSS) BEFORE INCOME TAXES	150,610	(7,327)	446,305
PROVISION FOR INCOME TAXES	38,700	1,188	106,206
NET INCOME (LOSS)	$111,910	$(8,515)	$340,099

BASIC EARNINGS (LOSS) PER SHARE	$2.22	$(0.17)	$6.68
DILUTED EARNINGS (LOSS) PER SHARE	$2.20	$(0.17)	$6.62
Weighted average common shares:
Basic	50,348	50,195	50,932
Diluted	50,753	50,195	51,375

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$111,910	$(8,515)	$340,099
Net unrealized appreciation on marketable securities, net of taxes	—	—	32
TOTAL COMPREHENSIVE INCOME (LOSS)	$111,910	$(8,515)	$340,131

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

						Accumulated
						Other
	Common Stock		Retained	Treasury Stock		Comprehensive
	Shares	Amount	Earnings	Shares	Amount	Income (Loss)	Total
Balance at December 31, 2018	81,239	$690,910	$1,776,585	(29,851)	$(503,182)	$(32)	$1,964,281
Change in accounting principle and other (see Note 7)	—	—	(13,141)	—	—	—	(13,141)
Balance at December 31, 2018, as adjusted	81,239	$690,910	$1,763,444	(29,851)	$(503,182)	$(32)	$1,951,140
Net income	—	—	340,099	—	—	—	340,099
Net unrealized appreciation on marketable securities, net of tax of $10	—	—	—	—	—	32	32
Exercise of common stock options and vested employee stock awards	707	3,106	—	—	—	—	3,106
Employee income tax paid on vested equity awards	—	—	—	(173)	(9,313)	—	(9,313)
Sale of common stock under employee stock purchase plan	65	3,165	—	—	—	—	3,165
Stock based compensation expense	—	5,770	—	—	—	—	5,770
Common stock purchased and cancelled	(268)	(16,145)		—	—	—	(16,145)
Treasury stock purchases	—	—	—	(1,396)	(78,476)	—	(78,476)
Cash dividends declared ($0.48 per share)	—	—	(24,364)	—	—	—	(24,364)
Balance at December 31, 2019	81,743	$686,806	$2,079,179	(31,420)	$(590,971)	$—	$2,175,014
Change in accounting principle and other (see Note 1)	—	—	(11,639)	—	—	—	(11,639)
Balance at December 31, 2019, as adjusted	81,743	$686,806	$2,067,540	(31,420)	$(590,971)	$—	$2,163,375
Net income (loss)	—	—	(8,515)	—	—	—	(8,515)
Exercise of common stock options and vested employee stock awards	287	38	—	—	—	—	38
Employee income tax paid on vested equity awards	—	—	—	(108)	(6,165)	—	(6,165)
Sale of common stock under employee stock purchase plan	65	2,781	—	—	—	—	2,781
Stock based compensation expense	—	6,802	—	—	—	—	6,802
Treasury stock purchases	—	—	—	(386)	(20,000)	—	(20,000)
Cash dividends declared ($0.14 per share)	—	—	(7,019)	—	—	—	(7,019)
Warrants issued to U.S. Treasury	—	8,248	—	—	—	—	8,248
Balance at December 31, 2020	82,095	$704,675	$2,052,006	(31,914)	$(617,136)	$—	$2,139,545
Net income	—	—	111,910	—	—	—	111,910
Exercise of common stock options and vested employee stock awards	177	606	—	—	—	—	606
Employee income tax paid on vested equity awards	—	—	—	(42)	(1,576)	—	(1,576)
Sale of common stock under employee stock purchase plan	64	2,540	—	—	—	—	2,540
Stock based compensation expense	—	8,685	—	—	—	—	8,685
Warrants issued to U.S. Treasury	—	5,804	—	—	—	—	5,804
Balance at December 31, 2021	82,336	$722,310	$2,163,916	(31,956)	$(618,712)	$—	$2,267,514

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$111,910	$(8,515)	$340,099
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	440,198	474,959	368,098
Stock based compensation expense	8,685	6,802	10,274
Write-off of maintenance assets	—	3,255	—
Increase (decrease) in credit loss reserves	(4,249)	17,087	—
Loss (gain) on disposal of fixed assets	(4,586)	445	—
Net increase in deferred income taxes	37,305	6,100	109,654
Gain on sale of ExpressJet subsidiary	—	—	(46,525)
Special items	84,592	—	21,869
Changes in operating assets and liabilities:
Decrease (increase) in receivables	(30,093)	26,831	(40,700)
Decrease (increase) in income tax receivable	(5,570)	7,225	14,795
Decrease (increase) in inventories	(12,897)	19,307	(4,303)
Decrease (increase) in other current assets	(1,936)	8,233	2,707
Decrease in operating lease right-of-use assets	43,846	53,647	—
Decrease in operating lease liabilities	(51,326)	(65,557)	(895)
Increase (decrease) in deferred revenue	(6,832)	110,728	—
Increase in unbilled revenue	(8,404)	—	—
Increase (decrease) in accounts payable and other current liabilities	231,177	(26,984)	(54,043)
NET CASH PROVIDED BY OPERATING ACTIVITIES	831,820	633,563	721,030

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(1,517,861)	(1,347,775)	(1,938,750)
Sales of marketable securities	1,526,057	1,170,556	1,866,761
Net cash received from sale of ExpressJet subsidiary	—	—	53,200
Acquisition of property and equipment:
Aircraft and rotable spare parts	(537,574)	(425,618)	(581,329)
Buildings and ground equipment	(18,127)	(12,678)	(80,586)
Proceeds from the sale of property and equipment	7,117	3,239	26,008
Deposits on aircraft	(125,701)	(9,625)	(52,817)
Aircraft deposits applied towards acquired aircraft	32,962	27,858	46,346
Decrease (increase) in other assets	(65,395)	(89,428)	4,133
NET CASH USED IN INVESTING ACTIVITIES	(698,522)	(683,471)	(657,034)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	450,032	406,364	200,040
Principal payments on long-term debt	(540,537)	(187,404)	(382,442)
Net proceeds from issuance of common stock	3,146	2,819	6,271
Purchase of treasury stock	—	(20,000)	(78,476)
Purchase of common stock	—	—	(16,145)
Employee income tax paid on vested equity awards	(1,576)	(6,165)	(9,313)
Payment of debt issuance cost	(1,665)	(4,130)	(1,642)
Payment of cash dividends	—	(13,059)	(23,467)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(90,600)	178,425	(305,174)

Increase (decrease) in cash and cash equivalents	42,698	128,517	(241,178)
Cash and cash equivalents at beginning of period	215,723	87,206	328,384

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$258,421	$215,723	$87,206

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	Year Ended December 31,
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:	2021	2020	2019
Non-cash investing and financing activities:
Acquisition of property and equipment	$11,336	$22,187	$16,514
Debt assumed on aircraft acquired under operating leases	$—	$—	$14,475
Engines contributed to joint venture	$—	$—	$22,313
Non-cash assets used to acquire aircraft under operating leases	$—	$—	$153,566
Lease liability arising from the recognition of right-of-use asset	$—	$—	$456,472
Warrants issued to U.S. Treasury	$5,804	$8,248	$—
Cash paid during the period for:
Interest, net of capitalized amounts	$124,918	$125,440	$131,733
Income taxes	$6,589	$1,780	$2,490

SUPPLEMENTAL DISCLOSURE OF SALE OF SUBSIDIARY:
Decrease in carrying amount of assets	$—	$—	$(101,448)
Decrease in carrying amount of liabilities	—	—	68,341
Cash received from buyers	—	—	79,632
Gain on sale of subsidiary	$—	$—	$46,525

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

(1) Nature of Operations and Summary of Significant Accounting Policies

SkyWest, Inc. (the “Company”), through its subsidiary, SkyWest Airlines, Inc. (“SkyWest Airlines”) operates the largest regional airline in the United States. On January 22, 2019, the Company completed the sale of its former wholly owned subsidiary, ExpressJet Airlines, Inc. (“ExpressJet”). As of December 31, 2021, SkyWest Airlines offered scheduled passenger service under code-share agreements with United Airlines, Inc. (“United”), Delta Air Lines, Inc. (“Delta”), American Airlines, Inc. (“American”) and Alaska Airlines, Inc. (“Alaska”) with approximately 2,080 total daily departures to destinations in the United States, Canada, Mexico and the Caribbean. Additionally, the Company provides airport customer service and ground handling services for other airlines throughout its system. As of December 31, 2021, the Company had 629 total aircraft in its fleet, including 509 aircraft in scheduled service or under contract under its code-share agreements, summarized as follows:

	E175		CRJ900	CRJ700	CRJ200	Total
United	90		—	19	111	220
Delta	71		44	5	29	149
American	18	**	—	90	—	108
Alaska	32		—	—	—	32
Aircraft in scheduled service or under contract	211		44	114	140	509
Leased to third parties	—		5	34	—	39
Other*	—		—	18	63	81
Total Fleet	211		49	166	203	629

*As of December 31, 2021, other aircraft included: supplemental spare aircraft supporting our code-share agreements which may be used in future code-share or leasing arrangements, aircraft transitioning between code-share agreements with our major airline partners, or aircraft that are scheduled to be disassembled for use as spare parts.

**The Company took delivery of the 18 E175 aircraft under its contract with American as of December 31, 2021. The 18 E175 aircraft are scheduled to begin service in 2022.

For the year ended December 31, 2021, approximately 43.2% of the Company’s aircraft in scheduled service was operated for United, approximately 29.3% was operated for Delta, approximately 21.2% was operated for American and approximately 6.3% was operated for Alaska.

SkyWest Airlines has been a code-share partner with Delta since 1987, United since 1997, Alaska since 2011 and American since 2012. As of December 31, 2021, SkyWest Airlines operated as a Delta Connection carrier primarily in Salt Lake City, Detroit and Minneapolis, a United Express carrier primarily in Los Angeles, San Francisco, Denver, Houston, Chicago and the Pacific Northwest, an American carrier primarily in Chicago, Dallas, Los Angeles and Phoenix and an Alaska carrier primarily in the Pacific Northwest.

SkyWest Airlines operates the following aircraft manufactured by Bombardier Aerospace (“Bombardier”): CRJ900s, CRJ700s and CRJ200s, and E175s manufactured by Embraer S.A. (“Embraer”). The CRJ700, CRJ900 and E175 aircraft have a dual-class seat configuration typically configured with 65 to 76 seats. The CRJ200 is a single-class 50-seat aircraft.

Basis of Presentation

The Company’s consolidated financial statements include the accounts of the Company and the SkyWest Airlines, ExpressJet (for the periods owned by the Company) and SkyWest Leasing segments, with all inter-company transactions and balances having been eliminated.

In preparing the accompanying consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after December 31, 2021, through the filing date of the Company’s annual report with the U.S. Securities and Exchange Commission.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had no restricted cash as of December 31, 2021 and 2020.

Marketable Securities

The Company’s investments in debt securities are classified as available-for-sale and are reported at fair market value with the net unrealized appreciation reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. At the time of sale, any realized appreciation or depreciation, calculated by the specific identification method, is recognized in other income and expense. At December 31, 2021 and 2020, the fair market value of the available-for-sale securities was the amortized cost. The Company’s position in marketable securities as of December 31, 2021 and 2020 was as follows (in thousands):

		Gross unrealized	Gross unrealized
At December 31, 2021	Amortized Cost	holding gains	holding losses	Fair market value
Total cash and cash equivalents	$258,421	$—	$—	$258,421
Marketable securities:
Bond and bond funds	$54,673	$—	$—	$54,673
Commercial Paper	547,316	—	—	547,316
Total marketable securities	$601,989	$—	$—	$601,989
Total assets measured at fair value	$860,410	$—	$—	$860,410

		Gross unrealized	Gross unrealized
At December 31, 2020	Amortized Cost	holding gains	holding losses	Fair market value
Total cash and cash equivalents	$215,723	$—	$—	$215,723
Marketable securities:
Bond and bond funds	$117,928	$—	$—	$117,928
Commercial Paper	492,257	—	—	492,257
Total marketable securities	$610,185	$—	$—	$610,185
Total assets measured at fair value	$825,908	$—	$—	$825,908

As of December 31, 2021 and 2020, the Company had classified $602.0 million and $610.2 million of marketable securities, respectively, as short-term since it had the ability to redeem the securities within one year.

Inventories

Inventories include expendable parts, fuel and supplies and are valued at cost (FIFO basis) less an allowance for obsolescence based on historical results, excess parts and management’s expectations of future operations. Expendable inventory parts are charged to expense as used. An obsolescence allowance for flight equipment expendable parts is accrued based on estimated lives of the corresponding fleet types and salvage values. The inventory allowance as of December 31, 2021 and 2020, was $23.0 million and $19.7 million, respectively.

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

Impairment of Long-Lived Assets

As of December 31, 2021, the Company had approximately $5.5 billion of property and equipment and related assets. In accounting for these long-lived and intangible assets, the Company makes estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the condition of the long-lived assets and operating cash flow losses associated with the use of the long-lived assets. On a periodic basis, the Company evaluates whether impairment indicators are present. When considering whether or not impairment of long-lived assets exists, the Company groups similar assets together at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and compare the undiscounted cash flows for each asset group to the net carrying amount of the assets supporting the asset group. Asset groupings are done at the aircraft type level.

In 2021, the Company entered into an agreement with Delta to purchase and operate 16 new E175 aircraft under a multi-year capacity purchase agreement. The 16 new E175 aircraft will replace 16 SkyWest-owned or financed CRJ900 aircraft currently under its Delta contract with expirations ranging from the second half of 2022 to early 2023. As of December 31, 2021, the Company only operated the CRJ900 aircraft under a flying agreement with its major airline partner Delta. As a result of this fleet transition beginning in 2022 and the uncertainty about the Company’s ability to redeploy the CRJ900 aircraft with another major airline partner, the Company concluded that indicators of impairment existed and therefore, evaluated its CRJ900 fleet and related CRJ900 assets for impairment. In 2021, the Company recorded a non-cash impairment charge of $84.6 million to write-down the CRJ900 aircraft operating under the Delta contracts to their estimated fair value. The impairment analysis required the Company to identify applicable asset groups, perform a recoverability test using undiscounted cash flows and estimate the fair value of the asset group through the use of third-party valuations. The amounts we ultimately realize from the disposal of our CRJ900 long-lived assets may vary from our 2021 fair value assessment. See Note 9, Special Items, for the impairment charges recorded during the year ended December 31, 2021, related to the CRJ900 long-lived assets.

The Company did not recognize any impairment charges of long-lived assets during the years ended December 31, 2020 and 2019.

Capitalized Interest

Interest is capitalized on aircraft purchase deposits as a portion of the cost of the asset and is depreciated over the estimated useful life of the asset. During the years ended December 31, 2021, 2020 and 2019, the Company capitalized interest costs of approximately $1.9 million, $1.7 million, and $1.6 million, respectively.

Maintenance

The Company operates under a U.S. Federal Aviation Administration approved continuous inspection and maintenance program. The Company uses the direct expense method of accounting for its regional jet engine overhauls. The Company has engine services agreements with third-party vendors to provide long-term engine services covering the scheduled and unscheduled repairs for most of its aircraft. Under the terms of the agreements, the Company pays a fixed dollar amount per engine hour flown on a monthly basis and the third-party vendors will assume the responsibility to repair the engines at no additional cost to the Company, subject to certain specified exclusions. Maintenance costs under these contracts are recognized when the engine hour is flown pursuant to the terms of each contract.

The costs of maintenance for airframe and avionics components, landing gear and other recurring maintenance are expensed as incurred. In 2020, the Company wrote-off $3.7 million of long-lived maintenance assets at maintenance locations the Company vacated during the year. There was not a similar expense in 2021 and 2019.

Flying Agreements and Airport Customer Service and Other Revenues

The Company recognizes flying agreements revenue and lease, airport services and other revenues when the service is provided under the applicable agreement. Under the Company’s fixed-fee arrangements (referred to as “capacity purchase agreements”) with United Airlines, Inc. (“United”), Delta Air Lines, Inc. (“Delta”), American Airlines, Inc. (“American”) and Alaska Airlines, Inc. (“Alaska”) (each, a “major airline partner”), the major airline partner generally pays the Company a fixed-fee for each departure, flight hour (measured from takeoff to landing, excluding taxi time) or block hour (measured from takeoff to landing, including taxi time) incurred, and an amount per aircraft in service each month with additional incentives based on flight completion and on-time performance. The major airline partner also directly pays for or reimburses the Company for certain direct expenses incurred under the capacity purchase agreement, such as fuel, airport landing fees and airport rents. Under the capacity purchase agreements, the Company’s performance obligation is met when each flight is completed, measured in completed block hours, and is reflected in flying agreements revenue. The transaction price for the capacity purchase agreements is determined from the fixed-fee consideration, incentive consideration and directly reimbursed expenses earned as flights are completed over the agreement term. For the years ended December 31, 2021 and 2020, capacity purchase arrangements represented approximately 84.3% and 87.0% of the Company’s flying agreements revenue, respectively.

Under the Company’s prorate arrangements (referred to as a “prorate” or “revenue-sharing” agreement), the major airline partner and the Company negotiate a passenger fare proration formula, pursuant to which the Company receives a percentage of the ticket revenues for those passengers traveling for one portion of their trip on a Company airline and the other portion of their trip on the major airline partner. Under the Company’s prorate flying agreements, the performance obligation is met and revenue is recognized when each flight is completed based upon the portion of the prorate passenger fare the Company anticipates that it will receive for each completed flight. The transaction price for the prorate agreements is determined from the proration formula derived from each passenger ticket amount on each completed flight over the agreement term. For the years ended December 31, 2021 and 2020, prorate flying arrangements represented approximately 15.7% and 13.0% of the Company’s flying agreements revenue, respectively.

The following table represents the Company’s flying agreements revenue by type for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	For the year ended December 31,
	2021	2020	2019
Capacity purchase agreements revenue: flight operations	$1,146,375	$945,008	$1,538,062
Capacity purchase agreements revenue: aircraft lease and fixed revenue	1,059,017	846,933	830,247
Prorate agreements revenue	409,684	268,860	520,956
Flying agreements revenue	$2,615,076	$2,060,801	$2,889,265

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

Under the Company’s capacity purchase agreements, the Company is paid a fixed amount per month per aircraft over the contract term. The Company recognizes revenue attributed to the fixed monthly payments proportionate to the number of block hours complete during each reporting period, relative to the estimated number of block hours we anticipate completing over the remaining contract term. Due to the lower number of block hours completed during the COVID-19 pandemic compared to historical levels, the amount of cash collected for the fixed amount per aircraft exceeded the revenue recognized based on block hours completed. Accordingly, the Company deferred recognizing revenue on fixed monthly cash payments the Company received under its capacity purchase agreements beginning in 2020. In 2021, the Company recognized $6.8 million of previously deferred revenue and $8.4 million of unbilled revenue due to an increase in flight schedules compared to deferring revenue of $110.7 million in 2020. The Company’s deferred revenue balance as of December 31, 2021, was $103.9 million, including $24.5 million in other current liabilities and $79.4 million in other long-term liabilities. The Company’s unbilled revenue balance as of December 31, 2021, of $8.4 million was included in other long-term assets. At December 31, 2020, the Company’s deferred revenue balance of $110.7 million was included in other long-term liabilities. The Company’s deferred revenue and unbilled revenue balance will be recognized based on the number of block hours completed during each period relative to the estimated number of block hours the Company anticipates completing over the remaining contract term.

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

The following summarizes the significant provisions of each code-share agreement the Company has with each major airline partner through SkyWest Airlines:

United Express Agreements

Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
United Express Agreements (capacity purchase agreement)	• E175 • CRJ 700 • CRJ 200	90 19 70	• Individual aircraft have scheduled removal dates under the agreement between 2024 and 2029 • The average remaining term of the aircraft under contract is 4.2 years
United Express Prorate Agreement (prorate agreement)	• CRJ 200	41	• Terminable with 120-day notice
Total under United Express Agreements		220

Delta Connection Agreements

Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
Delta Connection Agreement (capacity purchase agreement)	• E175 • CRJ 900 • CRJ 700	71 44 5	• Individual aircraft have scheduled removal dates from 2022 to 2031 • The average remaining term of the aircraft under contract is 5.5 years
Delta Connection Prorate Agreement (prorate agreement)	• CRJ 200	29	• Terminable with 30-day notice
Total under Delta Connection Agreements		149

American Capacity Purchase Agreement

Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
American Agreement (capacity purchase agreement)	• E175 • CRJ 700	18 90	• Individual aircraft have scheduled removal dates from 2024 to 2032 • The average remaining term of the aircraft under contract is 4.8 years
Total under American Agreements		108

Alaska Capacity Purchase Agreement

Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
Alaska Agreement (capacity purchase agreement)	• E175	32	• Individual aircraft have scheduled removal dates in 2030 • The average remaining term of the aircraft under contract is 8.6 years

In addition to the contractual arrangements described above, as of December 31, 2021, SkyWest Airlines has a capacity purchase agreement with American to place two E175 aircraft into service. The delivery dates for the two new E175 aircraft are currently scheduled for 2022 and the aircraft are expected to be placed into service in 2022. SkyWest Airlines also has a capacity purchase agreement with American for eleven used CRJ700 aircraft. The aircraft are anticipated to be placed into service by the end of 2023. We anticipate using CRJ700s we already possess that are not currently under contract with a major airline partner to fulfill this agreement.

SkyWest Airlines has a capacity purchase agreement with Alaska to place eleven E175 aircraft into service. The delivery dates for the eleven new E175 aircraft are currently scheduled for 2022 and the first half of 2023, and the aircraft are expected to be placed into service in 2022 and 2023.

In 2021, SkyWest Airlines reached an agreement with Delta to place 16 E175 aircraft into service under a capacity purchase agreement. The delivery dates for the 16 new E175 aircraft are currently scheduled for 2022, and the aircraft are expected to be placed into service in 2022 and early 2023. Under the terms of the agreement with Delta, Delta has the right to purchase the 16 E175 aircraft at the end of the contract term at a price estimated to be the fair value at the end of the contract. These 16 new E175 aircraft are expected to replace 16 CRJ900 aircraft the Company is operating under a capacity purchase agreement with Delta (see Note 9 “Special Items – Impairment Charge,” for further discussion of the Company’s CRJ900 aircraft).

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

Lease, airport services and other revenues primarily consists of revenue generated from aircraft and spare engines leased to third parties and airport customer services, such as gate and ramp agent services at applicable airports where the Company has agreements with third parties. The following table represents the Company’s lease, airport services and other revenues for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	For the year ended December 31,
	2021	2020	2019
Operating lease revenue relating to lease payments	$46,532	$34,791	$27,552
Operating lease revenue relating to variable lease payments	19,998	5,710	9,608
Airport customer service and other revenue	31,885	25,804	45,538
Lease, airport services and other	$98,415	$66,305	$82,698

The following table summarizes future minimum rental income under operating leases primarily related to leased aircraft and engines that had remaining non-cancelable lease terms as of December 31, 2021 (in thousands):

2022	$45,777
2023	45,008
2024	42,593
2025	39,145
2026	34,516
Thereafter	120,636
$327,675

Of the Company’s $5.5 billion of property and equipment, net as of December 31, 2021, $252.6 million of regional jet aircraft and spare engines were leased to third parties under operating leases. The Company mitigates the residual asset risks of these assets by leasing aircraft and engine types that can be operated by the Company in the event of a default. A portion of the Company’s leases to third parties contain variable payments from lessees based on departures where the Company pays for maintenance. Additionally, the operating leases typically have specified lease return condition requirements paid by the lessee to the Company and the Company typically maintains inspection rights under the leases.

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

As of December 31, 2021, the Company had $65.3 million in accounts receivable of which $50.8 million related to flying agreements. As of December 31, 2020, the Company had $34.5 million in accounts receivable of which $27.5 million related to flying agreements.

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

The Company monitors publicly available credit ratings for entities for which the Company has a significant receivable balance. As of December 31, 2021, the Company had gross receivables of $86.2 million in current assets and gross receivables of $230.7 million in other long-term assets. The Company has established credit loss reserves based on publicly available historic default rates issued by a third party for companies with similar credit ratings, factoring in the term of the respective accounts receivable or note receivable. During the year ended December 31, 2021, there were no significant changes in the outstanding accounts receivable or notes receivable or the credit ratings of the entities.

The following table summarizes the changes in allowance for credit losses:

Allowance for Credit Losses
Balance at January 1, 2020	$15,388
Adjustments to credit loss reserves	30,837
Write-offs charged against allowance	—
Balance at December 31, 2020	$46,225
Adjustments to credit loss reserves	(4,249)
Write-offs charged against allowance	—
Balance at December 31, 2021	$41,976

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

Net Income (Loss) Per Common Share

Basic net income (loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income (loss) per common share. For the year ended December 31, 2021, 140,000 performance shares (at target performance) were excluded from the computation of Diluted EPS since the Company had not achieved the minimum target thresholds as of December 31, 2021. Additionally, for the year ended December 31, 2021, warrants to purchase 78,000 shares of common stock at $57.47 per share were excluded from the computation of Diluted EPS since the warrants' exercise price was greater than the average market price of the common shares. For the year ended December 31, 2020, 1,074,375 shares reserved for the issuance of employee equity awards and warrants to acquire the Company’s common stock were excluded in the computation of Diluted EPS since the Company reported a net loss for the year ended December 31, 2020. For the year ended December 31, 2019, 150,000 performance share units (at target performance) were excluded in the computation of Diluted EPS since the Company had not achieved the minimum target thresholds as of December 31, 2019. The calculation of the weighted average number of common shares outstanding for Basic EPS and Diluted EPS are as follows for the years ended December 31, 2021, 2020, and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net income (loss)	$111,910	$(8,515)	$340,099
Denominator:
Basic earnings per share weighted average shares	50,348	50,195	50,932
Dilution due to stock options and restricted stock units	405	—	443
Diluted earnings per share weighted average shares	50,753	50,195	51,375

Basic earnings (loss) per share	$2.22	$(0.17)	$6.68
Diluted earnings (loss) per share	$2.20	$(0.17)	$6.62

Comprehensive Income (Loss)

Comprehensive income (loss) includes charges and credits to stockholders’ equity that are not the result of transactions with the Company’s shareholders, including changes in unrealized appreciation on marketable debt securities.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for receivables and accounts payable approximate fair values because of the immediate or short-term maturity of these financial instruments. Marketable securities are reported at fair value based on market quoted prices in the consolidated balance sheets. If quoted prices in active markets are no longer available, the Company has estimated the fair values of these securities utilizing a discounted cash flow analysis. These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. The fair value of the Company’s long-term debt is estimated based on current rates offered to the Company for similar debt and was approximately $3,132.1 million as of December 31, 2021, as compared to the carrying amount of $3,140.9 million as of December 31, 2021. The Company’s fair value of long-term debt as of December 31, 2020 was $3,244.0 million as compared to the carrying amount of $3,236.0 million as of December 31, 2020.

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

Recent Accounting Pronouncements

In November 2021, the FASB issued ASU No.2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance (ASU No. 2021-10”), which increases the transparency of government assistance received by business entities, including disclosure of the types of assistance, an entity’s accounting for the assistance, and the effect of the assistance on an entity’s financial statements. ASU No. 2021-10 is effective for annual reporting periods beginning after December 15, 2021. The Company is currently evaluating the impact that adopting ASU No. 2021-10 but does not currently expect a material impact on the Company’s consolidated financial statements.

(2) Impact of the COVID-19 Pandemic

COVID-19, which was declared a global health pandemic by the World Health Organization in March 2020, had a significant, negative impact on the Company’s business and financial results in 2020 with moderate improvement in 2021. The ongoing spread of the virus and its variants continues to negatively impact our business, and the domestic and international networks of our major airline partners for whom we conduct flight operations and rely on to set our flight schedules. Various factors outside our control may impact the demand for air travel and our flight schedules, such as the distribution and efficacy of vaccines, government-imposed vaccine mandates, new variants of the virus, and continued or new government travel restrictions. Additionally, indirect factors may impede the timing of our recovery from the virus even if passenger demand returns to pre-COVID-19 levels, such as employee attrition and workforce shortages and third-party labor shortages that may result in delays in outsourced maintenance work and availability of aircraft parts.

Liquidity. At December 31, 2021, the Company had $904.0 million in total available liquidity, consisting of $860.4 million in cash and marketable securities, and $43.6 million available under SkyWest Airlines’ line of credit with a bank. Additionally, we have approximately $1.5 billion in unpledged aircraft engines and aircraft parts that we temporarily used as collateral in 2020 and 2021. At December 31, 2021, the Company’s current portion of long-term debt was $391.8 million, compared to $402.2 million at December 31, 2020.

Payroll Support Programs. In 2020 and 2021, the Company entered into three Payroll Support Program Agreements with Treasury that provided certain payroll support relief payments, including the Payroll Support Program (“PSP1”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Payroll Support Program Extension Agreement (“PSP2”) under the Consolidated Appropriations Act, 2021 (“2021 Appropriations Act”)

and Payroll Support Program 3 Agreement (“PSP3”) under the American Rescue Plan Act of 2021 (“American Rescue Plan Act”). The relief payments were conditioned on the Company’s agreement to, among other things, refrain from conducting involuntary employee layoffs or furloughs through September 30, 2021. Other conditions include restrictions on share repurchases and dividends through September 30, 2022, continuing essential air service as directed by the U.S. Department of Transportation and certain limitations on executive compensation. The payments received under the payroll support programs included an amount in the form of a payroll grant and an amount in the form of an unsecured 10-year loan. In return, the Company issued to Treasury warrants to purchase shares of the Company’s common stock. The Company recorded the payroll grant proceeds as an offset to operating expenses in the period the funds were intended to compensate. The PSP1 grant was recognized during 2020 and grants received from PSP2 and PSP3 were recognized during 2021.

In 2020, in connection with the CARES Act, the Company entered into the Treasury Loan Agreement with Treasury (“Secured Loan”) and borrowed $60 million under the agreement and in conjunction therewith, issued warrants to purchase shares of the Company’s common stock. During 2021, the Company repaid all amounts outstanding under the secured loan with Treasury, and in connection with such repayment, terminated the Secured Loan.

The following table summarizes the amounts received and warrants issued under the payroll support programs and secured loan facility (in thousands except warrant amounts):

	Total	Grant	Loan	Number of Warrants
PSP1	$450,701	$345,491	$105,210	370,720
Secured Loan	60,000	—	60,000	211,416
PSP2	268,070	217,649	50,421	124,773
PSP3	250,029	205,020	45,009	78,317
Total	$1,028,800	$768,160	$260,640	785,226

See Note 4, "Long-Term Debt," for further discussion on the loans with Treasury and Note 10 “Capital Transactions” for further discussion on the warrants issued to acquire the Company’s shares issued to Treasury.

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

The following represents the Company’s segment data for the years ended December 31, 2021, 2020, and 2019 (in thousands).

	Year ended December 31, 2021
	SkyWest	SkyWest
	Airlines	Leasing	Consolidated
Operating revenues (1)	$2,192,432	$521,059	$2,713,491
Operating expense	2,177,524	260,100	2,437,624
Depreciation and amortization expense	210,281	229,917	440,198
Special items	84,592	—	84,592
Interest expense	13,360	109,762	123,122
Segment profit (2)	1,548	151,197	152,745
Total assets	2,957,745	4,168,202	7,125,947
Capital expenditures (including non-cash)	128,712	438,325	567,037

	Year ended December 31, 2020
	SkyWest	SkyWest
	Airlines	Leasing	Consolidated
Operating revenues (1)	$1,636,762	$490,344	$2,127,106
Operating expense	1,716,808	301,496	2,018,304
Depreciation and amortization expense	221,216	253,743	474,959
Interest expense	12,381	110,792	123,173
Segment profit (loss) (2)	(92,427)	78,056	(14,371)
Total assets	2,804,259	4,083,363	6,887,622
Capital expenditures (including non-cash)	124,825	335,658	460,483

	Year ended December 31, 2019
	SkyWest		SkyWest
	Airlines	ExpressJet	Leasing	Consolidated
Operating revenues (1)	$2,478,681	$24,050	$469,232	$2,971,963
Operating expense	2,214,632	28,690	216,383	2,459,705
Depreciation and amortization expense	168,246	971	198,881	368,098
Special items	18,508	3,361	—	21,869
Interest expense	13,525	—	114,230	127,755
Segment profit (loss) (2)	250,524	(4,640)	138,619	384,503
Total assets	2,728,964	—	3,928,165	6,657,129
Capital expenditures (including non-cash)	270,191	—	576,279	846,470
(1)	Prorate revenue and airport customer service revenue are primarily reflected in the SkyWest Airlines segment.
(2)	Segment profit (loss) is equal to operating income less interest expense.

(4) Long-term Debt

Long-term debt consisted of the following as of December 31, 2021 and 2020 (in thousands):

	December 31,	December 31,
	2021	2020
Notes payable to banks, due in quarterly installments, plus interest at 2.33% to 5.08% through 2033, secured by aircraft	$2,535,827	$2,618,777
Notes payable to banks, due in monthly or semi-annual installments, plus interest at 2.68% to 5.03% through 2031, secured by aircraft	404,471	424,407
Notes payable to US Government, interest due quarterly at 1.00% through 2025 and based on SOFR plus spread from 2025 through 2031, unsecured	200,640	105,210
Notes payable to US Government, interest due quarterly based on LIBOR plus interest spread currently at 3.22% through 2025, secured by parts and engines	—	60,000
Notes payable to bank, due in monthly installments interest based on LIBOR plus interest spread at 2.65% through 2021	—	13,795
Notes payable to banks, due in semi-annual installments plus interest at 6.24% to 6.51% through 2021, secured by aircraft	—	7,608
Notes payable to a financing company, due in semi-annual installments, with a fixed interest rate of 3.25% through 2021, secured by aircraft	—	6,205
Long-term debt	$3,140,938	$3,236,002
Current portion of long-term debt	(395,371)	(406,005)
Less long-term portion of unamortized debt issue cost, net	(28,147)	(28,459)
Long-term debt, net of current maturities and debt issue costs	$2,717,420	$2,801,538

Current portion of long-term debt	395,371	406,005
Less current portion of unamortized debt issue cost, net	(3,573)	(3,847)
Current portion of long-term debt, net of debt issue costs	$391,798	$402,158

During 2021, the Company took delivery of 18 new E175 aircraft that the Company financed through $354.6 million of long-term debt. The debt associated with the 18 E175 aircraft has a 5-year to 12-year term range, is due in monthly or quarterly installments with fixed annual interest rates of 2.7% to 3.1% and is secured by the E175 aircraft.

During 2021, in connection with the payroll support programs, the Company issued to Treasury promissory notes for an aggregate principal amount of $95.4 million and issued warrants to purchase up to 203,090 shares of the Company’s common stock. The Company has recorded the value of the promissory note and warrants on a relative fair value basis as $95.4 million of long-term debt and $5.8 million in common stock, respectively. The warrants have a five-year term from the date of issuance and 124,773 of the warrants have an exercise price of $40.41 per share and 78,317 of the warrants have an exercise price of $57.47 per share.

In 2020, in connection with the CARES Act, the Company entered into the Secured Loan with Treasury and borrowed $60 million under the agreement. During 2021, the Company repaid all amounts outstanding under the Secured Loan with Treasury, and in connection with such repayment, terminated the Secured Loan agreement. The total repayment amount was $61.2 million, which included all outstanding principal and accrued interest under the Secured Loan. As a result of the repayment, the collateral securing the obligations of SkyWest Airlines under the Secured Loan agreement, consisting of aircraft engines and aircraft parts, was released.

Additionally, in 2021, the Company repaid $80.1 million of debt related to aircraft early.

As of December 31, 2021 and 2020, the Company had $2.94 billion and $3.07 billion, respectively, of long-term debt obligations primarily related to the acquisition of aircraft and certain spare engines. The average effective interest rate on the debt related to those long-term debt obligations at December 31, 2021 and 2020, was approximately 3.8% and 4.0%, respectively.

The aggregate amounts of principal maturities of long-term debt as of December 31, 2021 were as follows (in thousands):

2022	$395,371
2023	403,091
2024	398,084
2025	413,846
2026	423,227
Thereafter	1,107,319
$3,140,938

As of December 31, 2021 and 2020, SkyWest Airlines had a $75 million line of credit. The line of credit includes minimum liquidity and profitability covenants and is secured by certain assets. As of December 31, 2021 and 2020, SkyWest Airlines had no amount outstanding under the line of credit facility. However, at December 31, 2021 and 2020, the Company had $31.4 million and $35.5 million, respectively, in letters of credit issued under the facility which reduced the amount available under the facility to $43.6 million and $39.5 million, respectively. During the year ended December 31, 2021, the Company extended the expiration date of the line of credit to March 31, 2022. The facility has a variable interest rate of LIBOR plus 2.5% at December 31, 2021.

As of December 31, 2021 and 2020, the Company had $61.4 million and $61.1 million, respectively, in letters of credit and surety bonds outstanding with various banks and surety institutions.

(5) Income Taxes

The provision for income taxes includes the following components (in thousands):

	Year ended December 31,
	2021	2020	2019
Current tax provision (benefit):
Federal	$—	$(4,397)	$(4,395)
State	846	(875)	891
	846	(5,272)	(3,504)
Deferred tax provision (benefit):
Federal	32,510	6,659	95,655
State	5,344	(199)	14,055
	37,854	6,460	109,710
Provision for income taxes	$38,700	$1,188	$106,206

The following is a reconciliation between a federal income tax rate of 21% and the effective tax rate which is derived by dividing the provision for income taxes by the income (loss) before the provision for income taxes (in thousands):

	Year ended December 31,
	2021	2020	2019
Computed provision (benefit) for income taxes at the statutory rate	$31,628	$(1,539)	$93,724
Increase (decrease) in income taxes resulting from:
State income tax provision, net of federal income tax benefit	6,247	173	15,645
Non-deductible expenses	1,007	2,539	3,934
Valuation allowance changes affecting the provision for income taxes	—	(892)	(517)
Excess tax benefits from share-based compensation	(92)	(1,434)	(3,525)
Other, net	(90)	2,341	(3,055)
Provision for income taxes	$38,700	$1,188	$106,206

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

The Company recorded a $0.1 million, $1.4 million and $3.5 million benefit from share-based compensation in 2021, 2020, and 2019, respectively, relating to ASU 2016-09 which, requires excess tax benefits and deficiencies to be recognized in the income tax provision during the period stock options are exercised and when stock awards vest.

The significant components of the Company’s net deferred tax assets and liabilities as of December 31, 2021 and 2020, are as follows (in thousands):

	As of December 31,
	2021	2020
Deferred tax assets:
Accrued benefits	$21,401	$19,668
Net operating loss carryforward	175,659	229,815
Aircraft credits	22,265	10,767
Deferred revenue	25,405	27,076
Operating lease liabilities	57,991	70,541
Accrued reserves and other	31,431	34,816
Total deferred tax assets	334,152	392,683
Valuation allowance	—	—
Deferred tax liabilities:
Accelerated depreciation	(940,867)	(950,071)
Operating lease right-of-use assets	(56,521)	(68,543)
Total deferred tax liabilities	(997,388)	(1,018,614)
Net deferred tax liability	$(663,236)	$(625,931)

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

At December 31, 2021 and 2020, the Company had federal net operating losses of approximately $745.8 million and $987.0 million and state net operating losses of approximately $554.7 million and $653.1 million, respectively.  The estimated effective tax rate applicable to the federal and state net operating losses at December 31, 2021, was 21.0% and 3.45%, respectively. The Company anticipates that the federal and state net operating losses will start to expire in 2036 and 2022, respectively. The Company has no ongoing federal or state examinations. Federal tax years 2018, 2019 and 2020 are open to examination.

Under ASC Topic 740, the accounting guidance related to uncertainty in tax positions requires that the impact of a tax position be recognized in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. A reconciliation of the beginning and ending amount of unrecognized tax benefits for the year ended December 31, 2021, 2020, and 2019 is as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
Unrecognized tax benefits at the beginning of year	$14,980	$14,620	$14,553
Gross increases - current year tax positions	—	—	—
Gross increases - prior year tax positions	549	360	67
Gross decreases - prior year tax positions	—	—	—
Unrecognized tax benefits at end of year	$15,529	$14,980	$14,620

Interest and penalties in year-end balance	$976	$427	$67

For the years ending December 31, 2021, 2020, and 2019, the Company recorded $549,000, $360,000, and $67,000, respectively, of interest expense related to uncertain tax positions not offset by the Company's tax attributes.

(6) Commitments and Contingencies

Self-Insurance

The Company self-insures a portion of its potential losses from claims related to workers’ compensation, environmental issues, property damage, medical insurance for employees and general liability. Losses are accrued based on an estimate of the ultimate aggregate liability for claims incurred, using standard industry practices and the Company’s actual experience. The Company uses judgment and estimates in determining the ultimate aggregate liabilities for claims incurred in its workers’ compensation liability. The Company also used assumptions in determining the workers compensation liability such as an estimation of loss payment and loss reporting development patterns. At December 31, 2021 and 2020, the Company’s accrued workers’ compensation liability totaled $17.5 million and $20.7 million, respectively, of which $7.1 million and $8.6 million, respectively, was short-term and included in other current liabilities. Actual results could differ from these estimates.

Legal Matters

The Company is subject to certain legal actions which it considers routine to its business activities. As of December 31, 2021, management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations.

Concentration Risk and Significant Customers

The Company requires no collateral from its major airline partners or customers, but monitors the financial condition of its major airline partners. Under the majority of the Company’s code-share agreements, the Company receives weekly payments from its major code-share partners that approximate a significant percentage of the compensation earned for such period. Additionally, the Company provides certain customer service functions at multiple airports for various airlines and the Company maintains a credit loss reserve based upon expected collectability of all accounts receivable. For the years ended December 31, 2021, 2020, and 2019, the Company’s contractual relationships with Delta and United combined accounted for approximately 73.5%, 76.4% and 77.6%, respectively of the Company’s total revenues.

Employees Under Collective Bargaining Agreements

As of December 31, 2021, the Company had approximately 15,205 employees. Although no SkyWest Airlines employees are represented by a national union, certain SkyWest Airline employees are covered under a stable and binding collective bargaining agreement that is administered by employee representatives.

Aircraft Purchase Commitments

As of December 31, 2021, the Company had a purchase commitment to purchase 29 new E175 aircraft in 2022 and 2023.

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

Aircraft

As of December 31, 2021, excluding aircraft financed by our major airline partners that we operate for them under contract, the Company had 43 aircraft under long-term lease agreements with remaining terms ranging from two years to nine years.

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

Leases

As of December 31, 2021, the Company’s right-of-use assets were $238.5 million, the Company’s current maturities of operating lease liabilities were $78.9 million, and the Company’s noncurrent lease liabilities were $158.3 million. During 2021, the Company paid $84.7 million in operating leases reflected as a reduction from operating cash flows.

The table below presents lease related terms and discount rates as of December 31, 2021.

As of December 31, 2021
Weighted-average remaining lease term for operating leases	6.3 years
Weighted-average discount rate for operating leases	6.0%

The Company’s lease costs for 2021 and 2020 included the following components (in thousands):

	For the year ended December 31,
	2021	2020
Operating lease cost	$89,891	$94,915
Variable and short-term lease cost	4,468	4,619
Sublease income	(6,552)	(6,304)
Total lease cost	$87,807	$93,230

As of December 31, 2021, the Company leased aircraft, airport facilities, office space, and other property and equipment under non-cancelable operating leases, which are generally on a long-term, triple-net lease basis pursuant to which the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. The Company expects that, in the normal course of business, such operating leases that expire will be renewed or replaced by other leases, or the property may be purchased rather than leased. The following table summarizes future minimum rental payments primarily related to leased aircraft required under operating leases that had initial or remaining non-cancelable lease terms as of December 31, 2021 (in thousands):

2022	$81,911
2023	75,598
2024	31,446
2025	17,481
2026	15,427
Thereafter	72,402
$294,265

Total rental expense for non-cancelable aircraft operating leases was approximately $63.4 million, $65.3 million and $72.0 million for the years ended December 31, 2021, 2020, and 2019, respectively. The minimum rental expense for airport station rents was approximately $17.2 million, $20.1 million and $23.1 million for the years ended December 31, 2021, 2020, and 2019, respectively.

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

As of December 31, 2021, the Company held certain assets that are required to be measured at fair value on a recurring basis. Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of December 31, 2021
	Total	Level 1	Level 2	Level 3
Marketable Securities
Bonds and bond funds	$54,673	$—	$54,673	$—
Commercial paper	547,316	—	547,316	—
	$601,989	$—	$601,989	$—
Cash and Cash Equivalents	258,421	258,421	—	—
Total Assets Measured at Fair Value	$860,410	$258,421	$601,989	$—

	Fair Value Measurements as of December 31, 2020
	Total	Level 1	Level 2	Level 3
Marketable Securities
Bonds and bond funds	$117,928	$—	$117,928	$—
Commercial paper	492,257	—	492,257	—
	$610,185	$—	$610,185	$—
Cash and Cash Equivalents	215,723	215,723	—	—
Total Assets Measured at Fair Value	$825,908	$215,723	$610,185	$—

The Company’s “Marketable Securities” classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities.

The Company did not make any significant transfers of securities between Level 1, Level 2 and Level 3 during the year ended December 31, 2021. The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

(9) Special Items

During 2021, the Company entered into an agreement with Delta to purchase and operate 16 new E175 aircraft under a multi-year capacity purchase agreement. The 16 new E175 aircraft will replace 16 SkyWest-owned or financed CRJ900 aircraft currently under its Delta contract with expirations ranging from the second half of 2022 to early 2023. In 2021, SkyWest Airlines only operated the CRJ900 aircraft under a flying agreement with its major airline partner Delta. As a result of this fleet transition beginning in 2022 and the uncertainty about the Company’s ability to redeploy the CRJ900 aircraft with another major airline partner, the Company concluded that indicators of impairment existed and therefore, evaluated its CRJ900 fleet and related CRJ900 assets for impairment. Pursuant to ASC 360-10, “Impairment and Disposal of Long-Lived Assets,” the Company determined that the asset group for the CRJ900 aircraft existed at the major airline partner level. A recoverability test was performed utilizing estimated undiscounted future cash flows for the CRJ900 aircraft pursuant to applicable agreements with Delta and forecasted cash flow including the estimated value the Company would realize upon disposal of aircraft. This was compared to the carrying value of the related assets resulting in a cash flow deficiency indicating that an impairment existed. The impairment analysis required the Company to perform an assessment of the fair value of its long-lived assets related to the CRJ900 aircraft within the asset groups utilized in the recoverability test. The Company engaged a third party to assist in determining the fair value of these aircraft. These values were estimated based on listed market values or recent third-party market transactions for similar assets, adjusted by the related maintenance status of the fleet. All fair values are considered to be Level 3 within the fair value hierarchy. The amounts the Company may ultimately realize from the disposal of its CRJ900 long-lived assets may vary from the fair value assessments. During 2021, the Company recorded a non-cash impairment charge of $84.6 million to write-down the CRJ900 aircraft operating under the Delta contracts to their estimated fair value. This special item impairment charge is reflected in the SkyWest Airlines operating expenses under Note 3, “Segment Reporting.”

The following table summarizes the components of the Company's special items, for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year ended December 31,
	2021	2020	2019
Special items:
CRJ900 Impairment Charge [1]	$84,592	$—	$—
Parts Credit [2]	—	—	18,508
Employee severance [3]	—	—	3,361
Total special items	$84,592	$—	$21,869
(1)	Consists of the impairment charges to write-down CRJ900 aircraft in 2021 to their estimated fair value as discussed above.
(2)	The Company terminated an agreement with an aircraft manufacturer that obligated the Company to future aircraft lease return conditions on aircraft the Company leased. In conjunction with the terminated agreement, the aircraft manufacturer released the Company from the future aircraft lease return obligations and the Company agreed to terminate aircraft part credits previously issued by the manufacturer to the Company. As a result of the terminated agreement, the Company recorded a non-cash expense of $18.5 million (pre-tax) during 2019 to write-off the terminated aircraft part credits, which was reflected as a special items operating expense in the consolidated statement of comprehensive income. These special items are reflected in the SkyWest Airlines operating expenses under Note 3, “Segment Reporting.”
(3)	During 2019, the Company incurred $3.4 million of employee severance related costs associated with the sale of ExpressJet that are also reflected in special items. These special items are reflected in the ExpressJet operating expenses under Note 3, “Segment Reporting.”

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

Stock Compensation

On May 7, 2019, the Company’s shareholders approved the adoption of the SkyWest, Inc. 2019 Long-Term Incentive Plan, which provides for the issuance of up to 4,500,000 shares of common stock to the Company’s directors, employees, consultants and advisors (the “2019 Incentive Plan”). The 2019 Incentive Plan provides for awards in the form of options to acquire shares of common stock, stock appreciation rights, restricted stock grants, restricted stock units and performance awards. The 2019 Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”). As of December 31, 2021, the 2019 Incentive Plan had 3.8 million shares remaining available for future issuance.

Stock Options

The fair value of stock options awarded under the Company’s stock option plans has been estimated as of the grant date using the Black-Scholes option pricing model. The Company uses historical data to estimate option exercises and employee termination in the option pricing model. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The expected volatilities are based on the historical volatility of the Company’s traded stock and other factors. During the years ended December 31, 2021, 2020, and 2019, the Company did not grant any options to purchase shares of common stock to its employees.

Options are exercisable for a period as defined by the Compensation Committee on the date granted; however, no stock option will be exercisable before six months have elapsed from the date of grant and no stock option shall be exercisable after seven years from the date of grant. The following table summarizes the stock option activity for all of the Company’s plans for the years ended December 31, 2021, 2020, and 2019.

	2021					2020		2019
			Weighted
		Weighted	Average		Aggregate		Weighted		Weighted
		Average	Remaining		Intrinsic		Average		Average
	Number of	Exercise	Contractual		Value	Number of	Exercise	Number of	Exercise
	Options	Price	Term		($000)	Options	Price	Options	Price
Outstanding at beginning of year	57,653	14.74	2.1	years	$1,474.5	60,231	$14.74	300,580	$13.70
Granted	—	—				—	—	—	—
Exercised	(41,020)	14.78				(2,578)	14.78	(232,514)	13.36
Cancelled	—	—				—	—	(7,835)	15.86
Outstanding at end of year	16,633	14.62	1.0	year	$410.4	57,653	14.74	60,231	14.74
Exercisable at December 31, 2021	16,633	14.62	1.0	year	$410.4
Exercisable at December 31, 2020	57,653	14.74	2.1	years	$1,474.5

The total intrinsic value of options to acquire shares of the Company’s common stock that were exercised during the years ended December 31, 2021, 2020 and 2019 was $1.8 million, $0.1 million and $10.5 million, respectively. All of the Company’s stock options were vested as of December 31, 2021.

The following table summarizes information about the Company’s stock options outstanding at December 31, 2021:

			Options Outstanding				Options Exercisable
				Weighted Average
			Number	Remaining		Weighted Average	Number	Weighted Average
Range of Exercise Prices			Outstanding	Contractual Life		Exercise Price	Exercisable	Exercise Price
$13.00	to	$13.99	2,034	0.1	years	$13.51	2,034	$13.51
$14.00	to	$15.00	14,599	1.1	years	14.78	14,599	14.78
$13.00	to	$15.00	16,633	1.0	years	$14.62	16,633	$14.62

Restricted Stock Units (“RSUs”)

During the year ended December 31, 2021, the Company granted 44,770 restricted stock units to certain of the Company’s employees under the 2019 Incentive Plan. The restricted stock units granted during the year ended December 31, 2021, have a three-year cliff-vesting period, during which the recipient must remain employed with the Company or its subsidiaries. The weighted average fair value of the restricted stock units at the date of grants made during the year ended December 31, 2021, was $44.87 per share.

The following table summarizes the activity of restricted stock units granted to certain Company employees for the years ended December 31, 2021, 2020, and 2019:

		Weighted-Average
		Grant-Date Fair
	Number of RSUs	Value
Non-vested RSUs outstanding at December 31, 2018	575,781	$27.71
Granted	104,120	48.65
Vested	(251,853)	14.79
Cancelled	(143,362)	30.85
Non-vested RSUs outstanding at December 31, 2019	284,686	$45.21
Granted	82,505	61.45
Vested	(103,231)	35.81
Cancelled	(25,983)	52.31
Non-vested RSUs outstanding at December 31, 2020	237,977	$54.15
Granted	44,770	44.87
Vested	(69,184)	53.41
Cancelled	(13,390)	52.28
Non-vested RSUs outstanding at December 31, 2021	200,173	$52.45

Performance Stock Units (“PSUs”)

During the year ended December 31, 2021, the Compensation Committee granted performance share units, which are performance-based restricted stock units, to certain Company employees. The PSUs have a three-year vesting period, during which the recipient must remain employed with the Company. The number of performance shares awardable from the 2021 grants can range from 0% to 250% of the original amount granted depending on the Company’s performance over two one-year measurement periods against the pre-established targets. The Company’s compensation expense for performance share units is based upon the projected number of performance share units estimated to be awarded at the conclusion of the performance period. During 2021, the Compensation Committee awarded 80% of the shares related to the performance share grant in 2018 based on the Company’s performance for the three years ended December 31, 2020, measured against the pre-established targets for the same period. This resulted in the forfeiture of 11,392 PSUs in 2021 from target related to the 2018 PSU grant. The Compensation Committee will determine the achievement of performance results and corresponding vesting of performance shares for each year’s grant in 2019, 2020 and 2021 following the conclusion of the respective performance period. At the end of each performance period, the number of shares awarded can range from 0% to 250% of the original granted amount for performance share units granted in 2021 and 0% to 200% for performance share units granted in 2020 and 2019.

The following table summarizes the activity of performance share units granted at target as of December 31, 2021:

		Weighted-Average
		Grant-Date Fair
	Number of PSUs	Value
Non-vested PSUs outstanding at December 31, 2018	370,917	$30.84
Granted	87,864	48.81
Additional PSUs awarded from the 2016 grant	67,853	14.80
Vested	(203,582)	14.80
Cancelled	(89,481)	34.70
Non-vested PSUs outstanding at December 31, 2019	233,571	$45.44
Granted	69,132	61.45
Additional PSUs awarded from the 2017 grant	83,042	35.81
Vested	(166,084)	35.81
Cancelled	(23,052)	53.66
Non-vested PSUs outstanding at December 31, 2020	196,609	$54.17
Granted	157,210	44.87
PSUs forfeited from the 2018 grant	(11,392)	53.41
Vested	(45,644)	53.41
Cancelled	(3,991)	53.30
Non-vested PSUs outstanding at December 31, 2021	292,792	$49.39

During the years ended December 31, 2021, 2020, and 2019, the Company granted fully-vested shares of common stock to the Company’s directors in the amounts of 21,175, 14,643 and 18,576 shares, respectively, with a weighted average grant-date fair value of $44.87, $61.45, and $48.45 respectively.

During the year ended December 31, 2021, 2020 and 2019, the Company recorded equity-based compensation expense of $8.7 million, $6.8 million and $10.3 million, respectively. Additionally, in 2019, the Company incurred $7.9 million of employee severance related costs associated with the sale of ExpressJet, partially offset by a forfeiture credit of $4.5 million, primarily resulting from stock-based compensation awards that terminated upon the sale of ExpressJet during 2019.

As of December 31, 2021, the Company had $16.5 million of total unrecognized compensation cost related to non-vested restricted stock grants and non-vested performance stock units. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize this cost over a weighted average period of 1.9 years.

Taxes

The Company’s treatment of stock option grants of non-qualified options, restricted stock units and performance shares results in the creation of a deferred tax asset, which is a temporary difference, until the time that the option is exercised or the restrictions lapse.

Warrants

During the year ended December 31, 2021, the Company issued to Treasury warrants to purchase 203,090 shares of the Company’s common stock as part of the PSP Extension Agreement and the PSP 3 Agreement. The warrants have a five-year term from the date of issuance, and 124,773 of the warrants have an exercise price of $40.41 per share and 78,317 of the warrants have an exercise price of $57.47 per share. The weighted average fair value of these warrants was estimated at $32.52 and $22.31 per share for the 124,773 and 78,317 warrants, respectively, using the Black-Scholes option pricing model.

During the year ended December 31, 2020, the Company issued to Treasury warrants to purchase 370,720 shares of the Company’s common stock as part of the CARES Act payroll support. The warrants were issued with an exercise price of $28.38 per share for a five-year term from the date of issuance. The fair value of the warrants issued to

Treasury was estimated as of the grant date using the Black-Scholes option pricing model. The Company estimated a weighted average fair value of the warrants issued to Treasury at $13.57 per share.

Additionally, in 2020, the Company issued to Treasury warrants to purchase 211,416 shares of the Company’s common stock in conjunction with the Company’s $60 million borrowing under the CARES Act Secured Loan facility. The warrants were issued with an exercise price of $28.38 per share for a five-year term from the date of issuance. The weighted average fair value of these warrants was estimated at $15.22 per share using the Black-Scholes option pricing model.

(11) Retirement Plans and Employee Stock Purchase Plans

SkyWest Retirement Plan

The Company sponsors the SkyWest, Inc. Employees’ Retirement Plan (the “SkyWest Plan”). Employees who are at least 18 years of age are eligible for participation in the SkyWest Plan. Employees may elect to make contributions to the SkyWest Plan. Generally, the Company matches 100% of such contributions up to levels ranging from 2% to 12% of compensation, based on position and years of service. Additionally, a discretionary contribution may be made by the Company. The Company’s combined contributions to the SkyWest Plan were $42.1 million, $31.9 million and $40.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

The following table summarizes purchases made under the 2009 Employee Stock Purchase Plans during the years ended December 31, 2021, 2020 and 2019:

	Year ended December 31,
	2021	2020	2019
Number of shares purchased	63,962	65,512	65,148
Average price of shares purchased	$39.70	$42.45	$48.58

The 2009 Stock Purchase Plan is a non-compensatory plan under the accounting guidance. Therefore, no compensation expense was recorded for the years ended December 31, 2021, 2020 and 2019.

(12) Stock Repurchase

The Company’s Board of Directors has adopted a stock repurchase program which authorizes the Company to repurchase shares of the Company’s common stock in the public market or in private transactions, from time to time, at prevailing prices. The Company’s stock repurchase program authorizes the repurchase of up to $250.0 million of the Company’s common stock commencing on February 5, 2019, of which $139.6 million remained available at December 31, 2021.

During the years ended December 31, 2020 and 2019, the Company purchased as treasury shares or purchased and cancelled 0.4 million and 1.7 million shares of common stock for approximately $20.0 million and $94.6 million, respectively at a weighted average price per share of $51.87 and $56.86, respectively. The company did not repurchase any shares of its common stock during 2021. Under the terms of the PSP 3 Agreement, the Company is restricted from repurchasing shares of its common stock through September 30, 2022.

Additionally, during the year ended December 31, 2021, 2020 and 2019, the Company paid $1.6 million, $6.2 million and $9.3 million, respectively, for a net settlement of the income tax obligation on employee equity awards that vested during the applicable periods.

(13) Related-Party Transactions

During the year ended December 31, 2021, the Company purchased $501,722 of spare aircraft parts from an entity affiliated with a director of the Company.

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

Stock Sale

Additionally, on January 22, 2019, pursuant to the terms and conditions of the Stock Purchase Agreement, dated as of December 17, 2018, by and among the Company and ManaAir, LLC, a company in which United owns a minority interest (the “Buyer”), the Buyer acquired all of the outstanding shares of capital stock of ExpressJet from the Company for $18.8 million in cash, subject to certain purchase price adjustments (the “Stock Sale,”). To facilitate payment of the purchase price for the Stock Sale, at the closing of the Stock Sale, the Company loaned $26 million to Kair Enterprises, Inc. (the “Borrower”), the majority owner of the Buyer.  Such loan accrues interest at the rate of 6.85% per annum, matures on the last business day of the last month immediately preceding the two-year anniversary of the closing of the Stock Sale and is secured by, among other things, the Borrower’s ownership interests in the Buyer. The Company evaluated the collectability of this loan balance as of December 31, 2021 under Topic 326. See Note 1 - Flying Agreements and Airport Customer Services and Other Revenues and Allowance for Credit Losses for additional information.

(15) Investment in Other Companies

During 2019, the Company created a joint venture with Regional One, Inc. (“Regional One”) by investing $22.3 million for a 75% ownership interest in Aero Engines, LLC. (“Aero Engines”). The Company invested an additional $1.0 million into Aero Engines in 2020. The primary purpose of Aero Engines is to lease engines to third parties. Aero Engines requires unanimous approval from the Company and Regional One for its engine purchases, dispositions, lease agreements with third parties and all other material transactions. The Company determined Aero Engines is a variable interest entity as the Company has a 75% ownership interest in Aero Engines and all material decisions require unanimous approval from the Company and Regional One, resulting in disproportionate ownership rights relative to voting rights. As unanimous approval is required for all Aero Engines’ material activities. Aero Engines has no primary beneficiary. The Company accounts for its investment in Aero Engines under the equity method. The Company’s exposure in its investment in Aero Engines primarily consists of the Company’s portion of income or loss from Aero Engines’ engine lease agreements with third parties and the Company’s ownership percentage in Aero Engines’ engines book value. The Company purchased 15 spare engines and sold the 15 spare engines to Aero Engines at net book value. Aero Engines had no debt outstanding as of December 31, 2021. As of December 31, 2021, the Company’s investment balance in Aero Engines was $20.2 million. The Company’s investment in Aero Engines has been recorded in “Other Assets” on the Company’s consolidated balance sheet. The Company’s portion of the loss generated by Aero Engines for the year ended December 31, 2021, was $5.3 million, which is recorded in “Other Income (Expense)” on the Company’s consolidated statements of comprehensive income. Aero Engines’ net loss was primarily due to engine overhaul costs that were expensed during the year ended December 31, 2021.

In 2021, the Company entered into a strategic partnership with Eve UAM, LLC (“Eve”), to develop a network of deployment for Eve’s electric vertical takeoff and landing (“eVTOL”) aircraft. The Company signed a non-binding letter of intent to purchase 100 eVTOL aircraft. As part of the partnership, the Company anticipates it will acquire an equity interest in Eve in 2022, upon completion of certain events by Eve. As of December 31, 2021, no monetary transactions have occurred.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported accurately and within the time periods specified in the SEC rules and forms. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2021, those controls and procedures were effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that evaluation, management believes that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by Ernst & Young LLP (“Ernst & Young”), the independent registered public accounting firm who also has audited our Consolidated Financial Statements included in this Report. Ernst & Young’s report on our internal control over financial reporting appears on the following page.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of SkyWest, Inc.

Opinion on Internal Control over Financial Reporting

We have audited SkyWest, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, SkyWest, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of SkyWest, Inc. and subsidiaries as of December 31, 2021 and 2020, and the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 and our report dated February 17, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Salt Lake City, Utah

February 17, 2022

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Items 10, 11, 12, 13 and 14 in Part III of this Report are incorporated herein by reference to our definitive proxy statement for our 2022 Annual Meeting of Shareholders scheduled for May 3, 2022. We intend to file our definitive proxy statement with the SEC not later than 120 days after December 31, 2021, pursuant to Regulation 14A of the Exchange Act.

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
1.

Financial Statements: Report of Independent Registered Public Accounting Firm (PCAOB ID: 42), Consolidated Balance Sheets as of December 31, 2021 and 2020, Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2021, 2020 and 2019, Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020, and 2019, Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2021, 2020, 2019, and 2018 and Notes to Consolidated Financial Statements.

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

(b)	Exhibits

Number	Exhibit	Incorporated by Reference
3.1	Restated Articles of Incorporation	(1)
3.2	Amended and Restated Bylaws	(11)
4.1	Specimen of Common Stock Certificate	(2)
4.2	Warrant Agreement, dated as of April 23, 2020, by and between SkyWest, Inc. and the United States Department of the Treasury	(20)
4.3	Form of Warrant (incorporated by reference to Annex B of Exhibit 4.2)	(20)
4.4	Warrant Agreement, dated as of September 29, 2020, by and between SkyWest, Inc. and the United States Department of the Treasury	(21)
4.5	Form of Warrant (incorporated by reference to Annex B of Exhibit 4.4)	(21)
4.6	Warrant Agreement, dated as of January 15, 2021, by and between SkyWest, Inc. and the United States Department of the Treasury	(23)
4.7	Form of Warrant (incorporated by reference to Annex B of Exhibit 4.6)	(23)
4.8	Warrant Agreement, dated as of April 23, 2021, by and between SkyWest, Inc. and the United States Department of the Treasury	(24)
4.9	Form of Warrant (incorporated by reference to Annex B of Exhibit 4.8)	(24)
4.10	Description of Registered Securities	(22)
10.1	Amended and Restated Delta Connection Agreement, dated as of September 8, 2005, between SkyWest Airlines, Inc. and Delta Air Lines, Inc.	(3)
10.2	United Express Agreement dated July 31, 2003, between United Air Lines, Inc., and SkyWest Airlines, Inc.	(4)
10.3	Lease Agreement dated December 1, 1989 between Salt Lake City Corporation and SkyWest Airlines, Inc.	(5)
10.4	Master Purchase Agreement dated November 7, 2000 between Bombardier, Inc. and SkyWest Airlines, Inc.	(6)
10.5	Supplement to Master Purchase Agreement dated November 7, 2000 between Bombardier, Inc. and SkyWest Airlines, Inc.	(4)
+10.6	SkyWest, Inc. 2002 Deferred Compensation Plan, as amended and restated, effective January 1, 2008	(5)
+10.7	First Amendment to the Amended and Restated SkyWest, Inc. 2002 Deferred Compensation Plan	(5)
+10.8	SkyWest, Inc. 2009 Employee Stock Purchase Plan	(5)
+10.9	SkyWest, Inc. 2010 Long-Term Incentive Plan	(6)
+10.10	Form of Restricted Stock Unit Award Agreement	(15)
+10.11	Form of Performance Share Award Agreement	(15)
10.12	Capacity Purchase Agreement, dated November 12, 2010, by and among ExpressJet Airlines, Inc. and Continental Airlines, Inc.	(9)
10.13	Aircraft Purchase Agreement, dated December 7, 2012, between Mitsubishi Aircraft Corporation and SkyWest, Inc.	(10)
10.14	Letter Agreement dated December 7, 2012, between Mitsubishi Aircraft Corporation and SkyWest, Inc.	(10)
10.15	Purchase Agreement COM0028-13, between Embraer S.A. and SkyWest Inc. dated February 15, 2013	(12)
*10.16	Amended and Restated Capacity Purchase Agreement, dated as of November 7, 2014, by and between ExpressJet Airlines, Inc. and United Airlines	(13)

Number	Exhibit	Incorporated by Reference
+10.17	SkyWest, Inc. 2019 Long-Term Incentive Plan	(18)
10.18	Severance and Release Agreement, dated as of February 12, 2019, by and between the Registrant and Terry M. Vais	(19)
10.19	Form of Indemnification Agreement	(23)
10.20	Payroll Support Program Agreement, dated of April 23, 2020, by and between SkyWest Airlines, Inc. and the United States Department of the Treasury	(20)
10.21	Promissory Note, dated as of April 23, 2020, issued by SkyWest Airlines, Inc. to the United States Department of the Treasury and guaranteed by SkyWest, Inc.	(20)
**10.22	Restatement Agreement to the Loan and Guarantee Agreement, dated of October 28, 2020, by and among SkyWest Airlines, Inc., the United States Department of the Treasury and the Bank of New York Mellon	(21)
10.23	Amendment to Loan and Guarantee Agreement, dated as of January 15, 2021, by and among SkyWest Airlines, Inc., the United States Department of the Treasury and the Bank of New York Mellon.	(23)
10.24	Payroll Support Program Extension Agreement, dated as of January 15, 2021, by and between SkyWest Airlines, Inc. and the United States Department of the Treasury	(23)
10.25	Promissory Note, dated as of January 15, 2021, issued by SkyWest Airlines, Inc. to the United States Department of the Treasury and guaranteed by SkyWest, Inc.	(23)
10.26	Payroll Support Program 3 Agreement, dated as of April 23, 2021, by and between SkyWest Airlines, Inc. and the United States Department of the Treasury	(24)
10.27	Promissory Note, dated as of April 23, 2021, issued by SkyWest Airlines, Inc. to the United States Department of the Treasury and guaranteed by SkyWest, Inc.	(24)
21.1	Subsidiaries of the Registrant	(23)
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of Chief Executive Officer	Filed herewith
31.2	Certification of Chief Financial Officer	Filed herewith
32.1	Certification of Chief Executive Officer	Filed herewith
32.2	Certification of Chief Financial Officer	Filed herewith
101

The following financial statements from the SkyWest Inc. Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags

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

+	Management compensatory plan or arrangement.
(1)	Incorporated by reference to the exhibits to a Registration Statement on Form S -3 (File No. 333-129831) filed on November 18, 2005
(2)	Incorporated by reference to a Registration Statement on Form S- 3 (File No. 333-42508) filed on July 28, 2000

(3)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on September 13, 2005, as amended by Amendment No. 2 on Form 8-K/A filed on February 21, 2006
(4)	Incorporated by reference to exhibits to Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003
(5)	Incorporated by reference to the exhibits to Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended December 31, 1986
(6)	Incorporated by reference to the exhibits to Registrant’s Quarterly Report on Form 10-Q filed on February 13, 2001
(7)	Incorporated by reference to the exhibits to Registrant’s Annual Report on Form 10-K filed on February 23, 2009
(8)	Incorporated by reference to Appendix A to Registrant's Definitive Proxy Statement on Schedule 14A (File No. 000-14719) filed on March 12, 2010
(9)	Incorporated by reference to the exhibits to Registrant’s Current Report on Form 8-K filed on November 18, 2010
(10)	Incorporated by reference to the exhibits to Registrant’s Current Report on Form 8-K filed on December 13, 2012, as amended by Amendment No. 1 to Current Report on Form 8-K/A filed on June 25, 2013
(11)	Incorporated by reference to the exhibits to Registrant’s Annual Report on Form 10-K filed on February 24, 2012
(12)	Incorporated by reference to the exhibits to Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2013, as amended by Amendment No. 1 to Quarterly Report on Form 10-Q/A filed on November 4, 2013
(13)	Incorporated by reference to the exhibits to Registrant’s Annual Report on Form 10-K filed on February 14, 2014
(14)	Incorporated by reference to the exhibits to Registrant’s Annual Report on Form 10-K filed on February 18, 2015
(15)	Incorporated by reference to the exhibits to Registrant’s Annual Report on Form 10-K filed on February 27, 2017
(16)	Incorporated by reference to the exhibits to Registrant’s Annual Report on Form 10-K filed on February 26, 2018
(17)	Incorporated by reference to the exhibits to Registrant’s Annual Report on Form 10-K filed on February 21, 2019
(18)	Incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 22, 2019
(19)	Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on February 15, 2019
(20)	Incorporated by reference to the exhibits to Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2020
(21)	Incorporated by reference to the exhibits to Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2020
(22)	Incorporated by reference to the exhibits to Registrant’s Annual Report on Form 10-K filed on February 18, 2020

(23)	Incorporated by reference to the exhibits to Registrant’s Annual Report on Form 10-K filed on February 22, 2021
(24)	Incorporated by reference to the exhibits to Registrant’s Quarterly Report on Form 10-Q filed on May 6, 2021

Item 16. Form 10-K Summary

None.

SKYWEST, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2021, 2020 and 2019

(Dollars in thousands)

		Additions
	Balance at	Charged to
	Beginning	Costs and		Balance at
Description	of Year	Expenses	Deductions	End of Year
Year Ended December 31, 2021
Allowance for inventory obsolescence	$19,676	3,280	—	$22,956
Allowance for credit losses	46,225	—	(4,249)	41,976
	$65,901	3,280	(4,249)	$64,932
Year Ended December 31, 2020
Allowance for inventory obsolescence	$15,890	3,786	—	$19,676
Allowance for doubtful accounts receivable	18	—	(18)	—
Allowance for credit losses (adoption of Topic 326)	15,388	30,837	—	46,225
	$31,296	34,623	(18)	$65,901
Year Ended December 31, 2019
Allowance for inventory obsolescence	$22,141	—	(6,251)	$15,890
Allowance for doubtful accounts receivable	158	—	(140)	18
	$22,299	—	(6,391)	$15,908

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K for the year ended December 31, 2021, to be signed on its behalf by the undersigned, thereunto duly authorized, on February 17, 2022.

SkyWest, Inc.

By:	/s/ ROBERT J. SIMMONS Robert J. Simmons Chief Financial Officer

ADDITIONAL SIGNATURES

Pursuant to the requirement of the Securities Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

Name	Capacities	Date

/s/ Jerry C. Atkin Jerry C. Atkin	Chairman of the Board	February 17, 2022

/s/ Russell A. Childs Russell A. Childs	Chief Executive Officer and President (Principal Executive Officer) and Director	February 17, 2022

/s/ Robert J. Simmons Robert J. Simmons	Chief Financial Officer (Principal Financial Officer)	February 17, 2022

/s/ Eric J. Woodward Eric J. Woodward	Chief Accounting Officer (Principal Accounting Officer)	February 17, 2022

/s/ Steven F. Udvar-Hazy Steven F. Udvar-Hazy	Lead Director	February 17, 2022

/s/ W. Steve Albrecht Steve Albrecht	Director	February 17, 2022

/s/ Smita Conjeevaram Smita Conjeevaram	Director	February 17, 2022

/s/ Meredith S. Madden Meredith S. Madden	Director	February 17, 2022

/s/ Ronald J. Mittelstaedt Ronald J. Mittelstaedt	Director	February 17, 2022

/s/ Andrew C. Roberts Andrew C. Roberts	Director	February 17, 2022

/s/ Keith E. Smith Keith E. Smith	Director	February 17, 2022

/s/ James L. Welch James L. Welch	Director	February 17, 2022