Form 10-Q
period 2022-06-30
SKYWEST INC
filed 2022-08-04
CIK 793733

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2022
Common stock, no par value	50,587,551

SKYWEST, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

ASSETS

	June 30,	December 31,
	2022	2021
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$96,071	$258,421
Marketable securities	878,608	601,989
Receivables, net	75,963	65,348
Inventories, net	115,142	104,093
Other current assets	51,100	38,742
Total current assets	1,216,884	1,068,593

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	8,052,327	7,848,100
Deposits on aircraft	91,813	124,964
Buildings and ground equipment	270,802	256,595
Total property and equipment, gross	8,414,942	8,229,659
Less-accumulated depreciation and amortization	(2,854,966)	(2,731,060)
Total property and equipment, net	5,559,976	5,498,599

OTHER ASSETS:
Operating lease right-of-use assets	207,845	238,516
Long-term receivables and other assets	351,942	320,239
Total other assets	559,787	558,755
Total assets	$7,336,647	$7,125,947

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2022	2021
	(unaudited)
CURRENT LIABILITIES:
Current maturities of long-term debt	$424,998	$391,798
Accounts payable	437,838	496,333
Accrued salaries, wages and benefits	186,062	150,583
Current maturities of operating lease liabilities	75,609	78,886
Taxes other than income taxes	28,611	28,869
Other current liabilities	45,295	48,152
Total current liabilities	1,198,413	1,194,621

LONG-TERM DEBT, net of current maturities	2,864,483	2,717,420

DEFERRED INCOME TAXES PAYABLE	679,794	663,236

NONCURRENT OPERATING LEASE LIABILITIES	134,597	158,274

OTHER LONG-TERM LIABILITIES	114,329	124,882

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 82,514,936 and 82,335,970 shares issued as of June 30, 2022, and December 31, 2021, respectively	731,210	722,310
Retained earnings	2,235,601	2,163,916
Treasury stock, at cost, 31,993,144 and 31,956,047 shares as of June 30, 2022, and December 31, 2021, respectively	(619,835)	(618,712)
Accumulated other comprehensive loss	(1,945)	—
Total stockholders’ equity	2,345,031	2,267,514
Total liabilities and stockholders’ equity	$7,336,647	$7,125,947

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(Dollars and Shares in Thousands, Except per Share Amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
OPERATING REVENUES:
Flying agreements	$773,774	$632,967	$1,481,837	$1,144,158
Lease, airport services and other	25,311	24,023	52,400	47,387
Total operating revenues	799,085	656,990	1,534,237	1,191,545
OPERATING EXPENSES:
Salaries, wages and benefits	288,562	233,423	588,620	453,265
Aircraft maintenance, materials and repairs	174,883	190,879	323,296	394,706
Depreciation and amortization	97,249	109,895	199,994	219,492
Aircraft fuel	31,820	25,867	56,910	45,061
Airport-related expenses	17,490	22,038	36,695	46,486
Aircraft rentals	16,024	15,723	32,020	31,213
Payroll support grant	—	(114,144)	—	(307,317)
Other operating expenses	84,455	58,286	156,052	112,774
Total operating expenses	710,483	541,967	1,393,587	995,680
OPERATING INCOME	88,602	115,023	140,650	195,865
OTHER INCOME (EXPENSE):
Interest income	2,559	210	2,984	494
Interest expense	(30,433)	(33,940)	(59,025)	(65,294)
Other income, net	12,019	80	12,899	296
Total other expense, net	(15,855)	(33,650)	(43,142)	(64,504)
INCOME BEFORE INCOME TAXES	72,747	81,373	97,508	131,361
PROVISION FOR INCOME TAXES	18,796	19,379	25,823	33,467
NET INCOME	$53,951	$61,994	$71,685	$97,894

BASIC EARNINGS PER SHARE	$1.07	$1.23	$1.42	$1.95
DILUTED EARNINGS PER SHARE	$1.07	$1.22	$1.42	$1.93
Weighted average common shares:
Basic	50,522	50,346	50,501	50,316
Diluted	50,566	50,725	50,637	50,727

COMPREHENSIVE INCOME:
Net income	$53,951	$61,994	$71,685	$97,894
Net unrealized depreciation on marketable securities, net of taxes	(1,945)	—	(1,945)	—
TOTAL COMPREHENSIVE INCOME	$52,006	$61,994	$69,740	$97,894

See accompanying notes to condensed consolidated financial statements

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

(UNAUDITED)

(In Thousands)

						Accumulated
						Other
	Common Stock		Retained	Treasury Stock		Comprehensive
	Shares	Amount	Earnings	Shares	Amount	Loss	Total
Balance at December 31, 2021	82,336	$722,310	$2,163,916	(31,956)	$(618,712)	$—	$2,267,514
Net income	—	—	17,734	—	—	—	17,734
Exercise of common stock options and vested employee stock awards	139	27	—	—	—	—	27
Employee income tax paid on vested equity awards	—	—	—	(37)	(1,123)	—	(1,123)
Sale of common stock under employee stock purchase plan	40	1,487	—	—	—	—	1,487
Stock based compensation expense	—	4,076	—	—	—	—	4,076
Balance at March 31, 2022	82,515	$727,900	$2,181,650	(31,993)	$(619,835)	$—	$2,289,715
Net income	—	—	53,951	—	—	—	53,951
Stock based compensation expense	—	3,310	—	—	—	—	3,310
Net unrealized depreciation on marketable securities, net of tax of $628	—	—	—	—	—	(1,945)	(1,945)
Balance at June 30, 2022	82,515	$731,210	$2,235,601	(31,993)	$(619,835)	$(1,945)	$2,345,031

	Common Stock		Retained	Treasury Stock
	Shares	Amount	Earnings	Shares	Amount	Total
Balance at December 31, 2020	82,095	$704,675	$2,052,006	(31,914)	$(617,136)	$2,139,545
Net income	—	—	35,900	—	—	35,900
Exercise of common stock options and vested employee stock awards	177	606	—	—	—	606
Employee income tax paid on vested equity awards	—	—	—	(42)	(1,573)	(1,573)
Sale of common stock under employee stock purchase plan	30	1,139	—	—	—	1,139
Stock based compensation expense	—	2,613	—	—	—	2,613
Warrants issued to U.S. Treasury	—	3,291	—	—	—	3,291
Balance at March 31, 2021	82,302	$712,324	$2,087,906	(31,956)	$(618,709)	$2,181,521
Net income	—	—	61,994	—	—	61,994
Stock based compensation expense	—	2,877	—	—	—	2,877
Warrants issued to U.S. Treasury	—	2,513	—	—	—	2,513
Balance at June 30, 2021	82,302	$717,714	$2,149,900	(31,956)	$(618,709)	$2,248,905

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands)

	Six months ended
	June 30,
	2022	2021
NET CASH PROVIDED BY OPERATING ACTIVITIES	$215,279	$498,688

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(1,254,213)	(798,877)
Sales of marketable securities	975,649	799,241
Acquisition of property and equipment:
Aircraft and rotable spare parts	(301,004)	(63,450)
Buildings and ground equipment	(9,525)	(8,700)
Proceeds from the sale of property and equipment	6,275	2,282
Deposits on aircraft	(37,100)	(58,269)
Aircraft deposits applied towards acquired aircraft	70,501	—
Increase in other assets	(7,172)	(54,608)
NET CASH USED IN INVESTING ACTIVITIES	(556,589)	(182,381)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	376,753	95,430
Principal payments on long-term debt	(196,961)	(281,778)
Net proceeds from issuance of common stock	1,514	1,745
Employee income tax paid on vested equity awards	(1,123)	(1,573)
Payment of debt issuance cost	(1,223)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	178,960	(186,176)

Increase (decrease) in cash and cash equivalents	(162,350)	130,131
Cash and cash equivalents at beginning of period	258,421	215,723
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$96,071	$345,854

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Acquisition of property and equipment	$18,234	$11,797
Warrants issued to U.S. Treasury	$—	$5,804
Cash paid during the period for:
Interest, net of capitalized amounts	$60,197	$66,767
Income taxes	$217	$457

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated financial statements of SkyWest, Inc. (“SkyWest” or the “Company”) and its operating subsidiary SkyWest Airlines, Inc. (“SkyWest Airlines”) and its leasing subsidiary SkyWest Leasing, Inc. (“SkyWest Leasing”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Due in part to the uncertain rate of recovery from the global COVID-19 pandemic and workforce shortages, in addition to other factors, the results of operations for the three and six months ended June 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

(2) Flying Agreements Revenue and Lease, Airport Services and Other Revenues

The Company recognizes flying agreements revenue and lease, airport services and other revenues when the service is provided under the applicable agreement. Under the Company’s fixed-fee arrangements (referred to as “capacity purchase agreements”) with United Airlines, Inc. (“United”), Delta Air Lines, Inc. (“Delta”), American Airlines, Inc. (“American”) and Alaska Airlines, Inc. (“Alaska”) (each, a “major airline partner”), the major airline partner generally pays the Company a fixed-fee for each departure, flight hour (measured from takeoff to landing, excluding taxi time) or block hour (measured from takeoff to landing, including taxi time) incurred, and an amount per aircraft in service each month with additional incentives based on flight completion and on-time performance. The major airline partner also directly pays for or reimburses the Company for certain direct expenses incurred under the capacity purchase agreement, such as fuel, airport landing fees and airport rents. Under the capacity purchase agreements, the Company’s performance obligation is met when each flight is completed, measured in completed block hours, and is reflected in flying agreements revenue. The transaction price for the capacity purchase agreements is determined from the fixed-fee consideration, incentive consideration and directly reimbursed expenses earned as flights are completed over the agreement term. For the six months ended June 30, 2022 and 2021, capacity purchase agreements represented approximately 88.3% and 85.0% of the Company’s flying agreements revenue, respectively.

Under the Company’s prorate arrangements (also referred to as a “prorate” or “revenue-sharing” agreement), the major airline partner and the Company negotiate a passenger fare proration formula, pursuant to which the Company receives a percentage of the ticket revenues for those passengers traveling for one portion of their trip on a Company airline and the other portion of their trip on the major airline partner. Under the Company’s prorate flying agreements, the performance obligation is met, and revenue is recognized when each flight is completed based upon the portion of the prorate passenger fare the Company anticipates that it will receive for each completed flight. The transaction price for the prorate agreements is determined from the proration formula derived from each passenger ticket amount on each completed flight over the agreement term. For the six months ended June 30, 2022 and 2021, prorate flying agreements represented approximately 11.7% and 15.0% of the Company’s flying agreements revenue, respectively.

The following table represents the Company’s flying agreements revenue by type for the three and six months ended June 30, 2022 and 2021 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Capacity purchase agreements revenue: flight operations	$387,456	$273,176	$735,930	$484,228
Capacity purchase agreements revenue: aircraft lease and fixed revenue	291,585	256,559	572,004	488,050
Prorate agreements revenue	94,733	103,232	173,903	171,880
Flying agreements revenue	$773,774	$632,967	$1,481,837	$1,144,158

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

Under the Company’s capacity purchase agreements, the Company is paid a fixed amount per month per aircraft over the contract term. The Company recognizes revenue attributed to the fixed monthly payments proportionate to the number of block hours completed during each reporting period, relative to the estimated number of block hours the Company anticipates completing over the remaining contract term. Due to the lower number of block hours completed during the COVID-19 pandemic compared to historical levels, the amount of cash collected for the fixed amount per aircraft exceeded the revenue recognized based on block hours completed. Accordingly, the Company deferred recognizing revenue on fixed monthly cash payments the Company received under its capacity purchase agreements beginning in 2020. Based on the number of completed block hours during the six months ended June 30, 2022, the Company recognized $17.6 million of previously deferred revenue and $9.3 million of unbilled revenue, compared to deferring revenue of $26.8 million during the six months ended June 30, 2021. The Company’s deferred revenue balance was $86.3 million as of June 30, 2022, including $20.8 million in other current liabilities and $65.5 million in other long-term liabilities. The Company’s deferred revenue balance was $103.9 million as of December 31, 2021, including $24.5 million in other current liabilities and $79.4 million in other long-term liabilities. The Company’s unbilled revenue balance was $17.7 million as of June 30, 2022, and $8.4 million as of December 31, 2021, and was included in other long-term assets. The Company’s deferred revenue and unbilled revenue balance will be recognized based on the number of block hours completed during each period relative to the estimated number of block hours the Company anticipates completing over the remaining contract term.

The Company’s capacity purchase and prorate agreements include weekly provisional cash payments from the respective major airline partner based on a projected level of flying each month. The Company and each major airline partner subsequently reconcile these payments to the actual completed flight activity on a monthly or quarterly basis.

As of June 30, 2022, the Company had 521 aircraft in scheduled service or under contract under code-share agreements. The following table summarizes the significant provisions of each code-share agreement SkyWest Airlines has with each major airline partner:

United Express Agreements
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
United Express Agreements (Capacity purchase agreement)	• E175 • CRJ 700 • CRJ 200	90 19 70	• Individual aircraft have scheduled removal dates from 2024 to 2029
United Express Prorate Agreement (Prorate agreement)	• CRJ 200	41	• Terminable with 120-day notice
Total under United Express Agreements		220

Delta Connection Agreements
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
Delta Connection Agreement (Capacity purchase agreement)	• E175 • CRJ 900 • CRJ 700 • CRJ 200	73 44 5 9	• Individual aircraft have scheduled removal dates from 2022 to 2032
Delta Connection Prorate Agreement (Prorate agreement)	• CRJ 200	20	• Terminable with 30-day notice
Total under Delta Connection Agreements		151

American Capacity Purchase Agreement
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
American Agreement (Capacity purchase agreement)	• E175 • CRJ 700	18 90	• Individual aircraft have scheduled removal dates from 2022 to 2032
Total under American Agreements		108

Alaska Capacity Purchase Agreement
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
Alaska Agreement (Capacity purchase agreement)	• E175	42	• Individual aircraft have scheduled removal dates from 2030 to 2034

In addition to the contractual arrangements described above, as of June 30, 2022, SkyWest Airlines has a capacity purchase agreement with American to place two Embraer E175 dual-class regional jet aircraft (“E175”) into service. The delivery dates for the two new E175 aircraft are currently scheduled for the third quarter of 2022. SkyWest Airlines also has an agreement with American to place 11 used Canadair CRJ700 regional jet aircraft (“CRJ700”) under a multi-year capacity purchase agreement in 2023.

SkyWest Airlines has a capacity purchase agreement with Alaska to place an additional E175 aircraft into service. The delivery date for the new E175 aircraft is currently scheduled for the first half of 2023.

SkyWest Airlines has a capacity purchase agreement with Delta to place 14 E175 aircraft into service. The delivery dates for the 14 new E175 aircraft are currently scheduled for the second half of 2022.

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

Lease, airport services and other revenues primarily consists of revenue generated from aircraft and spare engines leased to third parties and airport customer services, such as gate and ramp agent services at applicable airports where the Company has agreements with third parties. The following table represents the Company’s lease, airport services and other revenues for the three and six months ended June 30, 2022 and 2021 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Operating lease revenue	$16,450	$16,458	$33,005	$31,408
Airport customer service and other revenue	8,861	7,565	19,395	15,979
Lease, airport services and other	$25,311	$24,023	$52,400	$47,387

The following table summarizes future minimum rental income under operating leases primarily related to leased aircraft and engines that had remaining non-cancelable lease terms as of June 30, 2022 (in thousands):

July 2022 through December 2022	$23,754
2023	47,084
2024	45,053
2025	40,083
2026	34,516
Thereafter	120,636
$311,126

Of the Company’s $5.6 billion of property and equipment, net as of June 30, 2022, $240.1 million of regional jet aircraft and spare engines was leased to third parties under operating leases. The Company’s mitigation strategy for the residual asset risks of these assets includes leasing aircraft and engine types that can be operated by the Company in the event of a default. Additionally, the operating leases typically have specified lease return condition requirements paid by the lessee to the Company and the Company typically maintains inspection rights under the leases.

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

Allowance for credit losses

The Company monitors publicly available credit ratings for entities for which the Company has a significant receivable balance. As of June 30, 2022, the Company had gross receivables of $97.0 million in current assets and gross receivables of $234.4 million in other long-term assets. The Company has established credit loss reserves based on publicly available historic default rates issued by a third party for companies with similar credit ratings, factoring in the term of the respective accounts receivable or notes receivable. During the six months ended June 30, 2022, there were no significant changes in the outstanding accounts receivable or notes receivable or the credit ratings of the entities. The Company’s credit loss reserve was $40.4 million at June 30, 2022, compared to $42.0 million at December 31, 2021. The $1.6 million decrease in the credit loss reserve for the six months ended June 30, 2022, was reflected as a decrease to the credit loss expense.

(3) Stock-Based Compensation

During the six months ended June 30, 2022, the Company granted 66,680 restricted stock units and 221,942 performance shares to certain employees of the Company under the SkyWest, Inc. 2019 Long-Term Incentive Plan. Both the restricted stock units and performance shares have a three-year vesting period, during which the recipient must remain employed with the Company. The number of performance shares awardable from the 2022 grants can range from 0% to 250% of the original amount granted depending on the Company’s performance over three one-year measurement periods against the pre-established targets. Upon vesting, each restricted stock unit and performance share will be replaced with one share of common stock. The fair value of these restricted stock units and performance shares on their date of grant was $32.86 per share. During the six months ended June 30, 2022, the Company did not grant any options to purchase shares of common stock to employees. Additionally, during the six months ended June 30, 2022, the Company granted 24,423 fully vested shares of common stock to the Company’s directors at a grant date fair value of $32.86.

The Company accounts for forfeitures of restricted stock units and performance shares when forfeitures occur. The estimated fair value of the restricted stock units and performance shares is amortized over the applicable vesting periods. Stock-based compensation expense for the performance shares is based on the Company’s anticipated outcome of achieving the performance metrics. During the six months ended June 30, 2022 and 2021, the Company recorded pre-tax stock-based compensation expense of $7.4 million and $5.5 million, respectively.

(4) Net Income Per Common Share

Basic net income per common share (“Basic EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income per common share. Securities that could potentially dilute Basic EPS in the future, and which were excluded from the calculation of Diluted EPS because inclusion of such share would be anti-dilutive, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
PSP1 and Treasury Loan Warrants (1)	582	—	291	—
PSP2 Warrants (2)	125	—	125	—
PSP3 Warrants (3)	78	78	78	39
Restricted Stock Units	65	—	32	—
Total antidilutive securities	850	78	526	39

(1)	Pursuant to the payroll support program established under the Coronavirus Aid, Relief, and Economic Security (CARES) Act (“PSP1”) and Loan and Guarantee Agreement with the U.S. Department of the Treasury (“U.S. Treasury”), SkyWest issued to Treasury warrants to purchase shares of SkyWest common stock for an exercise price of $28.38 per share.
(2)	Pursuant to the payroll support program established under the Consolidated Appropriations Act, 2021 (the “2021 Appropriations Act”) (“PSP2”), SkyWest issued to U.S. Treasury warrants to purchase shares of SkyWest common stock for an exercise price of $40.41 per share.
(3)	Pursuant to the payroll support program established under the American Rescue Plan Act of 2021 (the “American Rescue Plan Act”) (“PSP3”), SkyWest issued to U.S. Treasury warrants to purchase shares of SkyWest common stock for an exercise price of $57.47 per share.

Additionally, during the six months ended June 30, 2022, 350,000 performance shares (at target performance) were excluded from the computation of Diluted EPS since the Company had not achieved the minimum target thresholds as of June 30, 2022. During the six months ended June 30, 2021, 295,000 performance shares (at target performance)

were excluded from the computation of Diluted EPS since the Company had not achieved the minimum target thresholds as of June 30, 2021.

The calculation of the weighted average number of shares of common stock outstanding for Basic EPS and Diluted EPS for the periods indicated (in thousands, except per share data) is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator:
Net income	$53,951	$61,994	$71,685	$97,894
Denominator:
Basic earnings per share weighted average shares	50,522	50,346	50,501	50,316
Dilutive effect of employee stock awards and warrants	44	379	136	411
Diluted earnings per share weighted average shares	50,566	50,725	50,637	50,727

Basic earnings per share	$1.07	$1.23	$1.42	$1.95
Diluted earnings per share	$1.07	$1.22	$1.42	$1.93

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

The following represents the Company’s segment data for the three-month periods ended June 30, 2022 and 2021 (in thousands):

	Three months ended June 30, 2022
	SkyWest	SkyWest
	Airlines	Leasing	Consolidated
Operating revenues (1)	$664,203	$134,882	$799,085
Operating expense	636,245	74,238	710,483
Depreciation and amortization expense	44,982	52,267	97,249
Interest expense	2,650	27,783	30,433
Segment profit (2)	25,308	32,861	58,169
Total assets (as of June 30, 2022)	3,011,236	4,325,411	7,336,647
Capital expenditures (including non-cash)	20,010	181,168	201,178

	Three months ended June 30, 2021
	SkyWest	SkyWest
	Airlines	Leasing	Consolidated
Operating revenues (1)	$527,595	$129,395	$656,990
Operating expense	477,188	64,779	541,967
Depreciation and amortization expense	53,151	56,744	109,895
Interest expense	6,219	27,721	33,940
Segment profit (2)	44,188	36,895	81,083
Total assets (as of June 30, 2021)	3,089,404	3,902,359	6,991,763
Capital expenditures (including non-cash)	21,822	4,617	26,439
(1)	Prorate revenue and airport customer service revenue are primarily reflected in the SkyWest Airlines segment.
(2)	Segment profit is equal to operating income less interest expense.

The following represents the Company’s segment data for the six-month periods ended June 30, 2022 and 2021 (in thousands):

	Six months ended June 30, 2022
	SkyWest	SkyWest
	Airlines	Leasing	Consolidated
Operating revenues (1)	$1,267,252	$266,985	$1,534,237
Operating expense	1,257,273	136,314	1,393,587
Depreciation and amortization expense	92,676	107,318	199,994
Interest expense	4,439	54,586	59,025
Segment profit (2)	5,540	76,085	81,625
Total assets (as of June 30, 2022)	3,011,236	4,325,411	7,336,647
Capital expenditures (including non-cash)	52,706	276,057	328,763

	Six months ended June 30, 2021
	SkyWest	SkyWest
	Airlines	Leasing	Consolidated
Operating revenues (1)	$934,045	$257,500	$1,191,545
Operating expense	865,058	130,622	995,680
Depreciation and amortization expense	103,477	116,015	219,492
Interest expense	9,348	55,946	65,294
Segment profit (2)	59,639	70,932	130,571
Total assets (as of June 30, 2021)	3,089,404	3,902,359	6,991,763
Capital expenditures (including non-cash)	57,028	26,919	83,947
(1)	Prorate revenue and airport customer service revenue are primarily reflected in the SkyWest Airlines segment.
(2)	Segment profit is equal to operating income less interest expense.

(6) Assets Held for Sale

During the three months ended June 30, 2022, the Company committed to a formal plan to sell four CRJ-700 aircraft. The aircraft are expected to be disposed of via sale within the next 12 months. Accordingly, the Company determined the aircraft met the criteria to be classified as assets held for sale. The Company presented the $13.5 million of assets held for sale at the lower of their current carrying value or their fair market value less costs to sell and included the amount in “Other current assets” on the Company’s consolidated balance sheet. The fair values are based upon observable and unobservable inputs, including market trends and conditions. The assumptions used to determine the fair value of the assets held for sale are subject to inherent uncertainty and could produce a wide range of outcomes which the Company will continue to monitor in future periods as new information becomes available. Prior to the ultimate sale of the assets, subsequent changes in the estimate of the fair value of the assets held for sale will be recorded as a gain or loss with a corresponding adjustment to the assets’ carrying value. In connection with the classification of these assets as held for sale, the Company recorded an impairment loss of $15.2 million, which is included in “Other operating expenses” on the Company’s consolidated statements of comprehensive income and in the SkyWest Leasing segment.

(7) Leases, Commitments, Guarantees and Contingencies

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

Aircraft

As of June 30, 2022, excluding aircraft financed by the Company’s major airline partners that the Company operates for them under contract, the Company was the lessee on 43 aircraft under long-term lease agreements with remaining terms ranging from two years to eight years.

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

Leases

As of June 30, 2022, the Company’s right-of-use assets were $207.8 million, the Company’s current maturities of operating lease liabilities were $75.6 million, and the Company’s noncurrent lease liabilities were $134.6 million. During the six months ended June 30, 2022, the Company paid $35.0 million in operating leases reflected as a reduction from operating cash flows.

The table below presents lease related terms and discount rates as of June 30, 2022.

As of June 30, 2022
Weighted-average remaining lease term for operating leases	6.3 years
Weighted-average discount rate for operating leases	6.0%

The Company’s lease costs for the three and six months ended June 30, 2022 and 2021 included the following components (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Operating lease cost	$21,822	$22,085	$43,663	$44,211
Variable and short-term lease cost	805	1,056	1,822	2,280
Sublease income	(1,845)	(1,493)	(3,648)	(2,829)
Total lease cost	$20,782	$21,648	$41,837	$43,662

As of June 30, 2022, the Company leased aircraft, airport facilities, office space, and other property and equipment under non-cancelable operating leases, which are generally on a long-term, triple-net lease basis pursuant to which the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. The Company expects that, in the normal course of business, such operating leases that expire may be renewed or replaced by other leases, or the property may be purchased rather than leased. The following table summarizes future minimum rental payments primarily related to leased aircraft required under operating leases that had initial or remaining non-cancelable lease terms as of June 30, 2022 (in thousands):

July 2022 through December 2022	$45,893
2023	76,189
2024	32,796
2025	17,570
2026	15,491
Thereafter	72,850
$260,789

As of June 30, 2022, the Company had a firm purchase commitment for 17 E175 aircraft from Embraer, S.A. (“Embraer”) with anticipated delivery dates through the first half of 2023.

The following table summarizes the Company’s commitments and obligations as noted for each of the next five years and thereafter (in thousands):

	Total	Jul - Dec 2022	2023	2024	2025	2026	Thereafter
Operating lease payments for aircraft and facility obligations	$260,789	$45,893	$76,189	$32,796	$17,570	$15,491	$72,850
Firm aircraft and spare engine commitments	471,924	425,905	46,019	—	—	—	—
Interest commitments (1)	496,915	62,331	111,522	93,886	75,297	57,720	96,159
Principal maturities on long-term debt	3,320,191	219,437	436,307	432,701	500,677	455,898	1,275,171
Total commitments and obligations	$4,549,819	$753,566	$670,037	$559,383	$593,544	$529,109	$1,444,180
(1)	At June 30, 2022, the Company’s long-term debt had fixed interest rates.

Guarantees

During the three months ended June 30, 2022, the Company agreed to guarantee $17.0 million of debt for a 14 CFR Part 135 air carrier. The debt is secured by the Part 135 air carrier’s aircraft and engines and has a five-year term. The purpose of the arrangement is to increase the potential number of commercial pilots in the Company’s hiring pipeline. In exchange for providing the guarantee, the Company received 6.5% of the guaranteed amount as consideration, payable in common stock of the Part 135 air carrier, which will be recorded in “Other income, net” on the Company’s consolidated statements of comprehensive income over the term of the guarantee. The Company also recorded the estimated credit loss associated with the guarantee in “Other long-term liabilities” on the Company’s consolidated balance sheet based on publicly available historical default rates issued by a third party for companies with similar credit ratings, factoring the collateral and guarantee term.

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

As of June 30, 2022, and December 31, 2021, the Company held certain assets that are required to be measured at fair value on a recurring basis. The Company’s assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of June 30, 2022
	Total	Level 1	Level 2	Level 3
Marketable Securities
Bonds and bond funds	$484,794	$—	$484,794	$—
Commercial paper	393,814	—	393,814	—
	$878,608	$—	$878,608	$—
Investments in Other Companies	19,524	6,200	—	13,324
Cash and Cash Equivalents	96,071	96,071	—	—
Total Assets Measured at Fair Value	$994,203	$102,271	$878,608	$13,324

	Fair Value Measurements as of December 31, 2021
	Total	Level 1	Level 2	Level 3
Marketable Securities
Bonds and bond funds	$54,673	$—	$54,673	$—
Commercial paper	547,316	—	547,316	—
	$601,989	$—	$601,989	$—
Cash and Cash Equivalents	258,421	258,421	—	—
Total Assets Measured at Fair Value	$860,410	$258,421	$601,989	$—

The Company’s “marketable securities” classified as Level 2 securities primarily utilize broker quotes in a non-active market for valuation of these securities. See Note 10 “Investment in Other Companies” regarding the Company’s investment in other companies, during the three months ended June 30, 2022.

The Company did not make any significant transfers of securities between Level 1, Level 2 and Level 3 during the six months ended June 30, 2022. The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

As of June 30, 2022, and December 31, 2021, the Company classified $878.6 million and $602.0 million of marketable securities, respectively, as short-term since it had the intent to maintain a liquid portfolio and the ability to redeem the securities within one year. As of June 30, 2022, and December 31, 2021, the cost of the Company’s total cash and cash equivalents and marketable securities was $977.2 million and $860.4 million, respectively.

(9) Long-term Debt

Long-term debt consisted of the following as of June 30, 2022, and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Current portion of long-term debt	$428,798	$395,371
Current portion of unamortized debt issue cost, net	(3,800)	(3,573)
Current portion of long-term debt, net of debt issue costs	$424,998	$391,798

Long-term debt, net of current maturities	$2,891,393	$2,745,567
Long-term portion of unamortized debt issue cost, net	(26,910)	(28,147)
Long-term debt, net of current maturities and debt issue costs	$2,864,483	$2,717,420

Total long-term debt (including current portion)	$3,320,191	$3,140,938
Total unamortized debt issue cost, net	(30,710)	(31,720)
Total long-term debt, net of debt issue costs	$3,289,481	$3,109,218

During the six months ended June 30, 2022, the Company took delivery of twelve new E175 aircraft that the Company financed through $248.9 million of long-term debt. The debt associated with the E175 aircraft has 5-year to 12-year terms, is due in monthly or quarterly installments, and is secured by the E175 aircraft.

During the six months ended June 30, 2022, the Company executed promissory notes for $127.9 million. The promissory notes have three- to four-year terms, are due in monthly installments with fixed annual interest rates of 3.6% to 4.7% and are secured by spare engines.

As of both June 30, 2022, and December 31, 2021, the Company had $61.4 million in letters of credit and surety bonds outstanding with various banks and surety institutions.

As of June 30, 2022, SkyWest Airlines had a $100 million line of credit with an expiration date of March 25, 2025. The line of credit includes minimum liquidity and profitability covenants and is secured by certain assets. As of June 30, 2022, SkyWest Airlines had no amount outstanding under the facility. However, at June 30, 2022, SkyWest Airlines had $31.4 million in letters of credit issued under the facility, which reduced the amount available under the facility to $68.6 million.

The Company’s debt agreements are not traded on an active market and are recorded at carrying value on the Company’s consolidated balance sheet. The fair value of the Company’s long-term debt is estimated based on current rates offered to the Company for similar debt. Debt is primarily classified as Level 2 within the fair value hierarchy. The carrying value and fair value of the Company’s long-term debt as of June 30, 2022 and December 31, 2022, were as follows (in thousands):

	June 30, 2022	December 31, 2021
Carrying value	$3,320,191	$3,140,938
Fair value	$3,205,455	$3,132,072

(10) Investment in Other Companies

During 2019, the Company created a joint venture with Regional One, Inc. (“Regional One”) by investing $22.3 million for a 75% ownership interest in Aero Engines, LLC. (“Aero Engines”). The Company invested an additional $1.0 million into Aero Engines in 2020 and $3.3 million during the first quarter of 2022 and retained a 75% ownership interest. The primary purpose of Aero Engines is to lease engines to third parties. Aero Engines requires unanimous approval from the Company and Regional One for its engine purchases, dispositions, lease agreements with third parties and all other material transactions. The Company determined Aero Engines is a variable interest entity as the Company has a 75% ownership interest in Aero Engines and all material decisions require unanimous approval from the Company and Regional One, resulting in disproportionate ownership rights relative to voting rights. As unanimous approval is required for all Aero Engines’ material activities. Aero Engines has no primary beneficiary. The Company accounts for its investment in Aero Engines under the equity method. The Company’s exposure in its investment in Aero Engines primarily consists of the Company’s portion of income or loss from Aero Engines’ engine lease agreements with third parties and the Company’s ownership percentage in Aero Engines’ engines book value. Aero Engines had no debt outstanding as of June 30, 2022. As of June 30, 2022, the Company’s investment balance in Aero Engines was $24.3 million. The Company’s investment in Aero Engines has been recorded in “Other Assets” on the Company’s consolidated balance sheet. The Company’s portion of earnings generated by Aero Engines for the six months ended June 30, 2022, was $0.8 million, which is recorded in “Other income, net” on the Company’s consolidated statements of comprehensive income.

In 2021, the Company entered into a strategic partnership with Eve UAM, LLC (“Eve UAM”), to develop a network of deployment for Eve UAM’s electric vertical takeoff and landing (“eVTOL”) aircraft. The Company signed a non-binding letter of intent to purchase 100 eVTOL aircraft.

During the quarter ended June 30, 2022, the Company acquired 1,000,000 Class A common shares of Eve Holding, Inc. (“Eve”) and a warrant giving the Company the right to acquire 1,500,000 Class A common shares of Eve at an exercise price of $0.01 per share. The Company also received a put option from an Eve shareholder for the 1,000,000 Class A shares of Eve payable in aircraft parts credits. The put option reduces the Company’s investment risk in Eve. The warrant expires in May 2032, and the put option expires in December 2031. The Company acquired the common shares, warrant and put option (collectively the “Eve Investments”) for $10.0 million. The Company evaluated the Eve Investments under ASC 321 – Investments – Equity Securities and ASC 815 – Derivatives and Hedging and recorded the Eve Investments based on their pro rata share of the consideration paid using the fair value of the Eve Investments on the acquisition date, with subsequent changes in the fair value reported in earnings. The common shares of Eve are classified as Level 1 within the fair value hierarchy as Eve stock is actively traded on the New York Stock Exchange, and the value is determined using quoted market prices for the equity security. The warrant and put option are classified as Level 3 within the fair value hierarchy, and the Company used the Black Scholes Option Pricing Model to determine the estimated fair market value of the warrant and put option, including an expected volatility of 49%, which is a significant unobservable input that was derived from historical volatility of comparable companies. The table below shows the reconciliation of the Level 3 Eve Investments (in thousands):

Balance at March 31, 2022	$—
Purchases	6,551
Unrealized gains	6,773
Balance at June 30, 2022	$13,324

The Company recognized an unrealized gain of $9.5 million in “Other income, net” on the Company’s consolidated statements of comprehensive income for the six months ended June 30, 2022, related to the Eve Investments. As of June 30, 2022, the fair value of the Eve Investments was $19.5 million and was recorded in “Other Assets” on the Company’s consolidated balance sheet.

(11) Income Taxes

The Company’s effective tax rate for the three months ended June 30, 2022 was 25.8%. The Company’s effective tax rate for the three months ended June 30, 2022 varied from the federal statutory rate of 21.0% primarily due to the provision for state income taxes and the impact of non-deductible expenses.

The Company’s effective tax rate for the six months ended June 30, 2022 was 26.5%. The Company’s effective tax rate for the six months ended June 30, 2022 varied from the federal statutory rate of 21.0% primarily due to the provision for state income taxes, the impact of non-deductible expenses, and a discrete tax expense on employee equity transactions that occurred during the six months ended June 30, 2022.

The Company’s effective tax rate for the three and six months ended June 30, 2021 was 23.8% and 25.5%, respectively. The Company’s effective tax rate for the three and six months ended June 30, 2021 varied from the federal statutory rate of 21.0% primarily due to the provision for state income taxes and the impact of non-deductible expenses.

(12) Legal Matters

The Company is subject to certain legal actions which it considers routine to its business activities. As of June 30, 2022, the Company’s management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on the Company’s financial position, liquidity, or results of operations.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents factors that had a material effect on the results of operations of SkyWest, Inc. (“SkyWest” “we” or “us”) during the three- and six-month periods ended June 30, 2022 and 2021. Also discussed is our financial condition as of June 30, 2022, and December 31, 2021. You should read this discussion in conjunction with our condensed consolidated financial statements for the three and six months ended June 30, 2022, including the notes thereto, appearing elsewhere in this Report. This discussion and analysis contains forward-looking statements. Please refer to the section of this Report entitled “Cautionary Statement Concerning Forward-Looking Statements” for discussion of uncertainties, risks and assumptions associated with these statements.

Cautionary Statement Concerning Forward-Looking Statements

Certain of the statements contained in this Report should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” “hope,” “likely,” and “continue” and similar terms used in connection with statements regarding our outlook, anticipated operations, the revenue environment, our contractual relationships, and our anticipated financial performance. These statements include, but are not limited to, statements regarding the impact of the COVID-19 pandemic on our business, results of operations and financial condition and the impact of any measures, including travel restrictions, taken to mitigate the effect of the pandemic, our future growth and development plans, including our future financial and operating results, our plans, objectives, expectations and intentions and other statements that are not historical facts. Readers should keep in mind that all forward-looking statements are based on our existing beliefs about present and future events outside of our control and on assumptions that may prove to be incorrect. If one or more risks identified in this Report materializes, or any other underlying assumption proves incorrect, our actual results will vary, and may vary materially, from those anticipated, estimated, projected, or intended for a number of reasons, including but not limited to: the uncertainty of the duration, scope and impact of COVID-19; a further spread or worsening of COVID-19 or other potential future outbreaks of infectious diseases or other health concerns; the consequences of the COVID-19 pandemic to global economic conditions, the travel industry and our major airline partners in general and our financial condition and results of operations in particular; the challenges of competing successfully in a highly competitive and rapidly changing industry; developments associated with fluctuations in the economy and the demand for air travel, including as a result of the COVID-19 pandemic and due to inflationary pressures; the financial stability of United Airlines, Inc. (“United”), Delta Air Lines, Inc. (“Delta”), American Airlines, Inc. (“American”) and Alaska Airlines, Inc. (“Alaska”) (each, a “major airline partner”) and any potential impact of their financial condition on our operations; fluctuations in flight schedules, which are determined by the major airline partners for whom SkyWest conducts flight operations; variations in market and economic conditions; significant aircraft lease and debt commitments; realization of manufacturer residual value guarantees on applicable SkyWest aircraft; residual aircraft values and related impairment charges; the impact of global instability, including the ongoing military conflict between Russia and the Ukraine; labor relations and costs; potential fluctuations in fuel costs and potential fuel shortages; the impact of weather-related or other natural disasters on air travel and airline costs; new aircraft deliveries; and the ability to attract and retain qualified pilots, as well as the other factors identified under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, under the heading “Risk Factors” in Part II, Item 1A of this Report, elsewhere in this Report, in our other filings with the Securities and Exchange Commission (the “SEC”) and other unanticipated factors.

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

Overview

We have the largest regional airline operation in the United States through our operating subsidiary SkyWest Airlines, Inc. (“SkyWest Airlines”). As of June 30, 2022, we offered scheduled passenger service with approximately 2,200 total daily departures to destinations in the United States, Canada, and Mexico. Our fleet of Embraer E175 regional jet aircraft (“E175”), Canadair CRJ900 regional jet aircraft (“CRJ900”) and Canadair CRJ700 regional jet aircraft (“CRJ700”) have a multiple-class seat configuration, whereas our CRJ200 aircraft have a single-class seat configuration. As of June 30, 2022, we had 638 total aircraft in our fleet, including 521 aircraft in scheduled service or under contract under our code-share agreements, summarized as follows:

	E175	CRJ900	CRJ700	CRJ200	Total
United	90	—	19	111	220
Delta	73	44	5	29	151
American	18	—	90	—	108
Alaska	42	—	—	—	42
Aircraft in scheduled service or under contract	223	44	114	140	521
Leased to third parties	—	5	35	—	40
Other*	—	—	18	59	77
Total Fleet	223	49	167	199	638

* As of June 30, 2022, other aircraft included: supplemental spare aircraft supporting our code-share agreements that may be used in future code-share or leasing arrangements, aircraft transitioning between code-share agreements with our major airline partners, aircraft held-for-sale, or aircraft that are scheduled to be disassembled for use as spare parts.

Our business model is based on providing scheduled regional airline service under code-share agreements (commercial agreements, typically in the form of capacity purchase agreements or prorate agreements, between airlines that, among other things, allow one airline to use another airline’s flight designator codes on its flights) with our major airline partners. Our success is principally dependent on our ability to meet the needs of our major airline partners by providing a reliable and safe operation at attractive economics. From June 30, 2021, to June 30, 2022, we made several changes to our fleet count under our flying agreements, primarily consisting of the addition of 30 new E175 aircraft and 10 used CRJ700 aircraft.

We anticipate our fleet will continue to evolve, as we are scheduled to add two new E175 aircraft with American in the third quarter of 2022, 14 new E175 aircraft with Delta by the end of 2022, and one new E175 aircraft with Alaska by the first half of 2023. We also anticipate adding 11 used CRJ700 aircraft with American by the end of 2023. Anticipated delivery and in-service dates may be subject to change as we are coordinating timing with our major airline partners. Our primary objective in the fleet changes is to improve our profitability by adding new E175 aircraft and used CRJ aircraft to capacity purchase agreements, and potentially removing older aircraft from service that typically require higher maintenance costs.

As of June 30, 2022, approximately 42.2% of our aircraft in scheduled service or under contract were operated for United, approximately 29.0% were operated for Delta, approximately 20.7% were operated for American and approximately 8.1% were operated for Alaska.

Historically, multiple contractual relationships with major airlines have enabled us to reduce our reliance on any single major airline code and to enhance and stabilize operating results through a mix of fixed-fee arrangements (referred to as “capacity purchase agreements”) and revenue-sharing arrangements (referred to as “prorate” agreements). For the six months ended June 30, 2022, capacity purchase revenue and prorate revenue represented approximately 88.3% and 11.7%, respectively, of our total flying agreements revenue. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on completed block hours (measured from takeoff to landing, including taxi time), flight departures, the number of aircraft under contract and other operating measures. On prorate routes, we have more control over scheduling, pricing and seat inventories, and we share passenger fares with our major airline partners according to prorate formulas. Our prorate revenue and profitability may fluctuate based on ticket prices and passenger loads, and we are responsible for the operating costs of the prorate flights, including fuel and airport costs.

Second Quarter Summary

We had total operating revenues of $799.1 million for the three months ended June 30, 2022, a 21.6% increase compared to total operating revenues of $657.0 million for the three months ended June 30, 2021. We had net income of $54.0 million, or $1.07 per diluted share, for the three months ended June 30, 2022, compared to net income of $62.0 million, or $1.22 per diluted share, for the three months ended June 30, 2021. The significant items affecting our revenue and operating expenses during the three months ended June 30, 2022, are outlined below:

Revenue

The number of aircraft we have in scheduled service and the number of block hours we incur on our flights are primary drivers of our flying agreements revenue under our capacity purchase agreements. The number of flights we operate and the corresponding number of passengers we carry are the primary drivers of our revenue under our prorate flying agreements. As a result of higher passenger demand, the number of aircraft we operated increased from 478 as of June 30, 2021 to 521 as of June 30, 2022; the number of block hours increased from 324,045 for the three months ended June 30, 2021 to 334,753 for the three months ended June 30, 2022, or by 3.3%; and the number of passengers we carried increased from 9.3 million for the three months ended June 30, 2021 to 11.1 million for the three months ended June 30, 2022, or by 19.6%.

As a result of additional aircraft operating under our capacity purchase agreements for the three months ended June 30, 2022, as compared to three months ended June 30, 2021, our capacity purchase revenue increased $149.3 million, or 28.2%. Additionally, we provided temporary rate reductions to our major airline partners under our capacity purchase agreements during the three months ended June 30, 2021, in response to the COVID-19 demand reduction experienced by our major airline partners in 2021. We did not provide our major airline partners temporary rate reductions during the three months ended June 30, 2022. As a result of fewer aircraft operating under our prorate agreements and fewer passengers carried on our prorate routes, our prorate revenue decreased $8.5 million, or 8.2%, for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021.

Operating Expenses

Our total operating expenses increased $168.5 million, or 31.1%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The increase in operating expenses was primarily due to $114.1 million in payroll support program grants received from U.S. Treasury reflected as an offset to operating expenses for the three months ended June 30, 2021 and an increase in the number of flights we operated for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. Departures increased from 185,498 for the three months ended June 30, 2021 to 199,678 for the three months ended June 30, 2022, or by 7.6%. Additional details regarding the increase in our operating expenses are described in the section of this Report entitled “Results of Operations.”

Fleet Activity

The following table summarizes our fleet scheduled for service or under contract as of:

Aircraft in Service or Under Contract	June 30, 2022	December 31, 2021	June 30, 2021
E175s	223	211	193
CRJ900s	44	44	40
CRJ700s	114	114	104
CRJ200s	140	140	141
Total	521	509	478

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in Note 1 to our consolidated financial statements for the year ended December 31, 2021 and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are presented in our Annual Report on Form 10-K for the year ended December 31, 2021. Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management’s subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to revenue recognition, long-lived assets, and income tax. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results will likely differ, and may differ materially, from such estimates. There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2022.

Results of Operations

Three Months Ended June 30, 2022 and 2021

Operational Statistics

The following table sets forth our major operational statistics and the associated percentage changes for the periods identified below. The increase in block hours, departures and passengers carried during the three months ended June 30, 2022, compared to the three months ended June 30, 2021, was primarily due to additional E175 aircraft operating under our capacity purchase agreements and the continued demand recovery from reduced flight schedules in 2021 resulting from the COVID-19 pandemic.

	For the three months ended June 30,
Block hours by aircraft type:	2022	2021	% Change
E175s	165,224	149,226	10.7%
CRJ900s	27,479	29,713	(7.5)%
CRJ700s	72,120	73,380	(1.7)%
CRJ200s	69,930	71,726	(2.5)%
Total block hours	334,753	324,045	3.3%

Departures	199,678	185,498	7.6%
Passengers carried	11,124,468	9,301,873	19.6%
Passenger load factor	86.0%	76.4%	9.6	pts
Average passenger trip length (miles)	491	533	(7.9)%

Operating Revenues

The following table summarizes our operating revenue for the periods indicated (dollar amounts in thousands):

	For the three months ended June 30,
	2022	2021	$ Change	% Change
Flying agreements	$773,774	$632,967	$140,807	22.2%
Lease, airport services and other	25,311	24,023	1,288	5.4%
Total operating revenues	$799,085	$656,990	$142,095	21.6%

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

We disaggregate our flying agreements revenue into the following categories (dollar amounts in thousands):

	For the three months ended June 30,
	2022	2021	$ Change	% Change
Capacity purchase agreements revenue: flight operations	$387,456	$273,176	$114,280	41.8%
Capacity purchase agreements revenue: aircraft lease and fixed revenue	291,585	256,559	35,026	13.7%
Prorate agreements revenue	94,733	103,232	(8,499)	(8.2)%
Flying agreements revenue	$773,774	$632,967	$140,807	22.2%

The increase in “Capacity purchase agreements revenue: flight operations” of $114.3 million was primarily due to an increase in the number of aircraft we operated under our capacity purchase agreements with our major airline partners during the three months ended June 30, 2022, compared to the three months ended June 30, 2021. From June 30, 2021, to June 30, 2022, we added 53 aircraft under capacity purchase agreements. Our completed departures increased 7.6% and completed block hours increased 3.3% during the three months ended June 30, 2022, compared to the three months ended June 30, 2021. Additionally, we provided temporary rate reductions to our major airline partners under our capacity purchase agreements during the three months ended June 30, 2021, in response to the COVID-19 demand reduction experienced by our major airline partners in 2021. We did not provide our major airline partners temporary rate reductions during the three months ended June 30, 2022.

The increase in “Capacity purchase agreements revenue: aircraft lease and fixed revenue” of $35.0 million was primarily due to recognizing previously deferred revenue and unbilled revenue during the three months ended June 30, 2022, compared to the three months ended June 30, 2021. Under our capacity purchase agreements, we are paid a fixed amount per month per aircraft over the contract term. We recognize the fixed amount per aircraft as revenue proportionately to the number of block hours we complete for each reporting period. Under our capacity purchase agreements, the performance obligation of each completed flight is measured in block hours incurred for each completed flight. Based on the number of completed block hours during the three months ended June 30, 2022, we recognized $10.1 million of previously deferred revenue and $5.6 million of unbilled revenue on our capacity purchase agreements. For the three months ended June 30, 2021, we deferred recognizing revenue on $5.6 million of fixed monthly cash payments we received under our capacity purchase agreements. Our deferred revenue and unbilled revenue related to the fixed payments will adjust over the remaining contract term for each capacity purchase agreement based on the number of block hours we complete each reporting period relative to the number of block hours we anticipate completing over the remaining contract term of each capacity purchase agreement. The deferred revenue balance applicable to each contract will be recorded as revenue by the end of each respective contract term. Our total deferred revenue and unbilled revenue balances were $86.3 million and $17.7 million as of June 30, 2022, respectively. Additionally, our aircraft lease and fixed rate revenue increased as a result of the 30 E175 aircraft added to our fleet since June 30, 2021.

The decrease in prorate agreements revenue of $8.5 million was primarily due to the decrease in prorate aircraft and passenger revenue we received on routes we operated under our prorate agreements during the three months ended June 30, 2022, compared to the three months ended June 30, 2021. Due to labor constraints, including the number of available captains, we operated fewer aircraft under our prorate agreements during the three months ended June 30, 2022, compared to the three months ended June 30, 2021.

The increase in lease, airport services and other revenues of $1.3 million was primarily due to an increase in airport service revenue due to the increase in the number of flights operated at locations where we were contracted to provide airport customer service during the three months ended June 30, 2022, compared to the three months ended June 30, 2021.

Operating Expenses

Individual expense components attributable to our operations are set forth in the following table (dollar amounts in thousands):

	For the three months ended June 30,
	2022	2021	$ Change	% Change
Salaries, wages and benefits	$288,562	$233,423	$55,139	23.6%
Aircraft maintenance, materials and repairs	174,883	190,879	(15,996)	(8.4)%
Depreciation and amortization	97,249	109,895	(12,646)	(11.5)%
Aircraft fuel	31,820	25,867	5,953	23.0%
Airport-related expenses	17,490	22,038	(4,548)	(20.6)%
Aircraft rentals	16,024	15,723	301	1.9%
Payroll support grant	—	(114,144)	114,144	(100.0)%
Other operating expenses	84,455	58,286	26,169	44.9%
Total operating expenses	$710,483	$541,967	$168,516	31.1%
Interest expense	30,433	33,940	(3,507)	(10.3)%
Total airline expenses	$740,916	$575,907	$165,009	28.7%

Salaries, wages and benefits. The $55.1 million, or 23.6%, increase in salaries, wages and benefits was due to increased costs to retain aviation professionals and increased direct labor costs resulting from the higher number of flights we operated during the three months ended June 30, 2022, compared to the three months ended June 30, 2021.

Aircraft maintenance, materials and repairs. The $16.0 million, or 8.4%, decrease in aircraft maintenance expense was primarily due to reliability improvement costs incurred on a portion of SkyWest Airlines’ CRJ700 and CRJ200 fleets, including engine maintenance expense, throughout the 2021 year, including the three months ended June 30, 2021.

Depreciation and amortization. The $12.6 million, or 11.5%, decrease in depreciation and amortization expense was primarily due to certain CRJ200 aircraft that became fully depreciated since June 30, 2021. This reduction in depreciation on our CRJ200 fleet was partially offset by an increase in depreciation expense due to the acquisition of 30 new E175 aircraft and spare engines since June 30, 2021.

Aircraft fuel. The $6.0 million, or 23.0%, increase in fuel cost was primarily due to an increase in our average fuel cost per gallon from $2.36 for the three months ended June 30, 2021, to $4.67 for the three months ended June 30, 2022, offset by a decrease in the number of flights we operated under our prorate arrangements and the corresponding decrease in gallons of fuel we purchased. We purchase and incur expense for all fuel on flights operated under our prorate agreements. All fuel costs incurred under our capacity purchase agreements are either purchased directly by our major airline partner, or if purchased by us, we record the direct reimbursement as a reduction to our fuel expense. The following table summarizes the gallons of fuel we purchased under our prorate agreements, for the periods indicated:

	For the three months ended June 30,
(in thousands)	2022	2021	% Change
Fuel gallons purchased	6,816	10,982	(37.9)%
Fuel expense	$31,820	$25,867	23.0%

Airport-related expenses. Airport-related expenses include airport-related customer service costs such as outsourced airport gate and ramp agent services, airport security fees, passenger interruption costs, deicing, landing fees and station rents. For clarity, our employee airport customer service labor costs are reflected in salaries, wages and benefits and the customer service labor costs we outsource to third parties are included in airport-related expenses. The $4.5 million, or 20.6%, decrease in airport-related expenses for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, was primarily due to a decrease in subcontracted airport services and deicing events as a result of a decrease in the number of flights we operated under our prorate arrangements.

Aircraft rentals. The $0.3 million, or 1.9%, increase in aircraft rentals was primarily due to an increase in engines we leased since June 30, 2021.

Payroll support grant. In April 2021, we entered into an agreement with U.S. Treasury and received $250.0 million in emergency relief through the American Rescue Plan Act payroll support program, of which $205.0 million was in the form of payroll support grants that were recognized as a reduction in labor expense over the periods the grants intended to compensate. We recognized $114.1 million in payroll support grant proceeds we received as a reduction to our operating expenses for the three months ended June 30, 2021. We did not have a comparable payroll support grant during the three months ended June 30, 2022.

Other operating expenses. Other operating expenses primarily consist of property taxes, hull and liability insurance, simulator costs, crew per diem, crew hotel costs and credit loss reserves. The $26.2 million, or 44.9%, increase in other operating expenses was primarily related to an impairment charge of $15.2 million to write down assets held for sale at June 30, 2022, as well as an increase in other operating costs that correspond to the higher number of flights we operated during the three months ended June 30, 2022, compared to the three months ended June 30, 2021, such as crew per diem, crew hotel costs and simulator costs.

Interest Expense. The $3.5 million, or 10.3%, decrease in interest expense was primarily related to an overall lower effective interest rate during the three months ended June 30, 2022, compared to the three months ended June 30, 2021.

Total airline expenses. Our total airline expenses, comprised of our total operating expenses and interest expense, increased $165.0 million, or 28.7%, primarily due the payroll support program grant reflected as an offset to operating expenses for the three months ended June 30, 2021 and an increase in direct operating costs attributed to the higher number of completed flights during the three months ended June 30, 2022, compared to the three months ended June 30, 2021.

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

Summary of interest income, other income (expense) and provision for income taxes:

Interest income. Interest income increased $2.3 million, or 1,118.6%, during the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The increase in interest income was primarily related to an increase in average interest rates attributed to our marketable securities subsequent to June 30, 2021.

Other income (expense), net. Other income increased $11.9 million during the three months ended June 30, 2022, compared to the three months ended June 30, 2021. The increase in other income was primarily a result of an increase in the fair market value of our equity investments and income related to our investment in a joint venture with a third party.

Provision for income taxes. For the three months ended June 30, 2022 and 2021, our effective income tax rates were 25.8% and 23.8%, respectively, which include the statutory federal income tax rate of 21% and other reconciling income tax items, including state income taxes and the impact of non-deductible expenses.

Net income. Primarily due to the factors described above, we generated net income of $54.0 million, or $1.07 per diluted share, for the three months ended June 30, 2022, compared to net income of $62.0 million, or $1.22 per diluted share, for the three months ended June 30, 2021.

Six Months Ended June 30, 2022 and 2021

Operational Statistics

The following table sets forth our major operational statistics and the associated percentage changes for the periods identified below. The increase in block hours, departures and passengers carried during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, was primarily due to additional aircraft operating under our capacity purchase agreements and the continued demand recovery from reduced flight schedules in 2021 resulting from the COVID-19 pandemic.

	For the six months ended June 30,
Block hours by aircraft type:	2022	2021	% Change
E175s	311,401	277,724	12.1%
CRJ900s	53,334	53,719	(0.7)%
CRJ700s	139,998	136,475	2.6%
CRJ200s	141,013	132,309	6.6%
Total block hours	645,746	600,227	7.6%

Departures	375,889	340,392	10.4%
Passengers carried	19,911,835	15,010,462	32.7%
Passenger load factor	82.1%	67.6%	14.5	pts
Average passenger trip length (miles)	503	536	(6.2)%

Operating Revenues

The following table summarizes our operating revenue for the periods indicated (dollar amounts in thousands):

	For the six months ended June 30,
	2022	2021	$ Change	% Change
Flying agreements	$1,481,837	$1,144,158	$337,679	29.5%
Lease, airport services and other	52,400	47,387	5,013	10.6%
Total operating revenues	$1,534,237	$1,191,545	$342,692	28.8%

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

We disaggregate our flying agreements revenue into the following categories (dollar amounts in thousands):

	For the six months ended June 30,
	2022	2021	$ Change	% Change
Capacity purchase agreements revenue: flight operations	$735,930	$484,228	$251,702	52.0%
Capacity purchase agreements revenue: aircraft lease and fixed revenue	572,004	488,050	83,954	17.2%
Prorate agreements revenue	173,903	171,880	2,023	1.2%
Flying agreements revenue	$1,481,837	$1,144,158	$337,679	29.5%

The increase in “Capacity purchase agreements revenue: flight operations” of $251.7 million was primarily due to an increase in the number of aircraft we operated under our contracts with our major airline partners during the six months ended June 30, 2022, compared to the six months ended June 30, 2021. From June 30, 2021, to June 30, 2022, we added 53 aircraft under capacity purchase agreements. Our completed departures increased 10.4% and completed block hours increased 7.6% during the six months ended June 30, 2022, compared to the six months ended June 30, 2021. Additionally, in response to the COVID-19 demand reduction experienced by our major airline partners in 2021, we provided temporary rate reductions to our major airline partners under our capacity purchase agreements during the six months ended June 30, 2021. We did not provide our major airline partners temporary rate reductions during the six months ended June 30, 2022.

The increase in “Capacity purchase agreements revenue: aircraft lease and fixed revenue” of $84.0 million was primarily due to recognizing previously deferred revenue and unbilled revenue during the six months ended June 30, 2022, compared to the six months ended June 30, 2021. Under our capacity purchase agreements, we are paid a fixed amount per month per aircraft over the contract term. We recognize the fixed amount per aircraft as revenue proportionately to the number of block hours we complete for each reporting period. Under our capacity purchase agreements, the performance obligation of each completed flight is measured in block hours incurred for each completed flight. Based on the number of completed block hours during the six months ended June 30, 2022, we recognized $17.6 million of previously deferred revenue and $9.3 million of unbilled revenue on our capacity purchase agreements. For the six months ended June 30, 2021, we deferred recognizing revenue on $26.8 million of fixed monthly cash payments we received under our capacity purchase agreements. Our deferred revenue and unbilled revenue related to the fixed payments will adjust over the remaining contract term for each capacity purchase agreement based on the number of block hours we complete each reporting period relative to the number of block hours we anticipate completing over the remaining contract term of each capacity purchase agreement. The deferred revenue balance applicable to each contract will be recorded as revenue by the end of each respective contract term. Our total deferred revenue and unbilled revenue balances were $86.3 million and $17.7 million as of June 30, 2022, respectively. Additionally, our aircraft lease and fixed rate revenue increased as a result of the 30 E175 aircraft added to our fleet since June 30, 2021.

The increase in prorate agreements revenue of $2.0 million was primarily due to the increase in prorate passengers and passenger revenue we received on routes we operated under our prorate agreements, offset by a decrease in the number of aircraft we operated under our prorate agreements during the six months ended June 30, 2022, compared to the six months ended June 30, 2021. Due to the ongoing COVID-19 demand recovery, our prorate passenger load factors increased during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, despite operating fewer prorate flights for the six months ended June 30, 2022.

The increase in lease, airport services and other revenues of $5.0 million was primarily due to an increase in airport service revenue due to the increase in the number of flights operated at locations where we were contracted to provide airport customer service during the six months ended June 30, 2022, compared to the six months ended June 30, 2021.

Operating Expenses

Individual expense components attributable to our operations are set forth in the following table (dollar amounts in thousands):

	For the six months ended June 30,
	2022	2021	$ Change	% Change
Salaries, wages and benefits	$588,620	$453,265	$135,355	29.9%
Aircraft maintenance, materials and repairs	323,296	394,706	(71,410)	(18.1)%
Depreciation and amortization	199,994	219,492	(19,498)	(8.9)%
Aircraft fuel	56,910	45,061	11,849	26.3%
Airport-related expenses	36,695	46,486	(9,791)	(21.1)%
Aircraft rentals	32,020	31,213	807	2.6%
Payroll support grant	—	(307,317)	307,317	(100.0)%
Other operating expenses	156,052	112,774	43,278	38.4%
Total operating expenses	$1,393,587	$995,680	$397,907	40.0%
Interest expense	59,025	65,294	(6,269)	(9.6)%
Total airline expenses	$1,452,612	$1,060,974	$391,638	36.9%

Salaries, wages and benefits. The $135.4 million, or 29.9%, increase in salaries, wages and benefits was due to increased costs to retain aviation professionals and increased direct labor costs resulting from the higher number of flights we operated during the six months ended June 30, 2022, compared to the six months ended June 30, 2021.

Aircraft maintenance, materials and repairs. The $71.4 million, or 18.1%, decrease in aircraft maintenance expense was primarily due to reliability improvement costs incurred on a portion of SkyWest Airlines’ CRJ700 and CRJ200 fleets, such as engine maintenance expense, throughout the 2021 year, including the six months ended June 30, 2021.

Depreciation and amortization. The $19.5 million, or 8.9%, decrease in depreciation and amortization expense was primarily due to certain CRJ200 aircraft that became fully depreciated since June 30, 2021. This reduction in depreciation on our CRJ200 fleet was partially offset by an increase in depreciation expense due to the acquisition of 30 new E175 aircraft and spare engines since June 30, 2021.

Aircraft fuel. The $11.8 million, or 26.3%, increase in fuel cost was primarily due to an increase in our average fuel cost per gallon from $2.25 for the six months ended June 30, 2021, to $4.01 for the six months ended June 30, 2022, offset by a decrease in the number of flights we operated under our prorate arrangements and the corresponding decrease in gallons of fuel we purchased. We purchase and incur expense for all fuel on flights operated under our prorate agreements. All fuel costs incurred under our capacity purchase agreements are either purchased directly by our major airline partner, or if purchased by us, we record the direct reimbursement as a reduction to our fuel expense. The following table summarizes the gallons of fuel we purchased under our prorate agreements, for the periods indicated:

	For the six months ended June 30,
(in thousands)	2022	2021	% Change
Fuel gallons purchased	14,196	19,992	(29.0)%
Fuel expense	$56,910	$45,061	26.3%

Airport-related expenses. Airport-related expenses include airport-related customer service costs such as outsourced airport gate and ramp agent services, airport security fees, passenger interruption costs, deicing, landing fees and station rents. The $9.8 million, or 21.1%, decrease in airport-related expenses for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, was primarily due to a decrease in subcontracted airport services and deicing events as a result of a decrease in the number of flights we operated under our prorate arrangements.

Aircraft rentals. The $0.8 million, or 2.6%, increase in aircraft rentals was primarily due to an increase in engines we leased since June 30, 2021.

Payroll support grant. In January 2021, we entered into an agreement with U.S. Treasury and received $233.1 million in emergency relief through the 2021 Appropriations Act payroll support program, of which $193.2 million was in the form of payroll support grants that were recognized as a reduction in labor expense over the periods the grants intended to compensate. In April 2021, we entered into an agreement with U.S. Treasury and received $250.0 million in emergency relief through the American Rescue Plan Act payroll support program, of which $205.0 million was in the form of payroll support grants that were recognized as a reduction in labor expense over the periods the grants intended to compensate. We recognized $307.3 million in payroll support grant proceeds we received as a reduction to our operating expenses for the six months ended June 30, 2021. We did not have a comparable payroll support grant during the six months ended June 30, 2022.

Other operating expenses. Other operating expenses primarily consist of property taxes, hull and liability insurance, simulator costs, crew per diem, crew hotel costs and credit loss reserves. The $43.3 million, or 38.4%, was primarily related to an increase in other operating costs that correspond to the higher number of flights we operated during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, such as crew per diem, crew hotel costs and simulator costs, as well as an impairment charge of $15.2 million to write down assets held for sale at June 30, 2022.

Interest Expense. The $6.3 million, or 9.6%, decrease in interest expense was primarily related to an overall lower effective interest rate during the six months ended June 30, 2022, compared to the six months ended June 30, 2021.

Total airline expenses. Our total airline expenses, comprised of our total operating expenses and interest expense, increased $391.6 million, or 36.9%, during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due the payroll support program grant reflected as an offset to operating expenses for the six months ended June 30, 2021 and an increase in direct operating costs attributed to the higher number of completed flights.

Summary of interest income, other income (expense) and provision for income taxes:

Interest income. Interest income increased $2.5 million, or 504.0%, during the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase in interest income was primarily related to an increase in average interest rates attributed to our marketable securities subsequent to June 30, 2021.

Other income (expense), net. Other income increased $12.6 million during the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The increase in other income was primarily a result of an increase in the fair market value of our equity investments and income related to our investment in a joint venture with a third party.

Provision for income taxes. For the six months ended June 30, 2022 and 2021, our effective income tax rates were 26.5% and 25.5%, respectively, which include the statutory federal income tax rate of 21% and other reconciling income tax items, including state income taxes, the impact of non-deductible expenses and the discrete tax expense or benefit on employee equity transactions. The increase in the effective tax rate primarily relates to a discrete tax expense for employee equity transactions that occurred during the six months ended June 30, 2022, compared the six months ended June 30, 2021.

Net income. Primarily due to the factors described above, we generated net income of $71.7 million, or $1.42 per diluted share, for the six months ended June 30, 2022, compared to net income of $97.9 million, or $1.93 per diluted share, for the six months ended June 30, 2021.

Our Business Segments

Three Months Ended June 30, 2022 and 2021

For the three months ended June 30, 2022, we had two reportable segments, which were the basis of our internal financial reporting: SkyWest Airlines and SkyWest Leasing. Our segment disclosure relates to components of our business for which separate financial information is available to, and regularly evaluated by, our chief operating decision maker.

	For the three months ended June 30,
	(dollar amounts in thousands)
	2022	2021	$ Change	% Change
Operating Revenues:
SkyWest Airlines operating revenue	$664,203	$527,595	$136,608	25.9%
SkyWest Leasing operating revenues	134,882	129,395	5,487	4.2%
Total Operating Revenues	$799,085	$656,990	$142,095	21.6%
Airline Expenses:
SkyWest Airlines airline expense	$638,895	$483,407	$155,488	32.2%
SkyWest Leasing airline expense	102,021	92,500	9,521	10.3%
Total Airline Expenses (1)	$740,916	$575,907	$165,009	28.7%
Segment profit:
SkyWest Airlines segment profit	$25,308	$44,188	$(18,880)	(42.7)%
SkyWest Leasing profit	32,861	36,895	(4,034)	(10.9)%
Total Segment Profit	$58,169	$81,083	$(22,914)	(28.3)%
Interest Income	2,559	210	2,349	1,118.6%
Other Income, net	12,019	80	11,939	14,923.8%
Consolidated Income Before Taxes	$72,747	$81,373	$(8,626)	(10.6)%
(1)	Total Airline Expenses includes operating expense and interest expense.

SkyWest Airlines Segment Profit. SkyWest Airlines segment profit decreased $18.9 million for the three months ended June 30, 2022, compared to the three months ended June 30, 2021.

SkyWest Airlines block hour production increased to 334,753, or 3.3%, for the three months ended June 30, 2022, from 324,045 for the three months ended June 30, 2021, primarily due to additional aircraft operating under our capacity purchase agreements and demand recovery from reduced flight schedules in response to the COVID-19 pandemic. Significant items contributing to the SkyWest Airlines segment profit are set forth below.

SkyWest Airlines operating revenues increased $136.6 million, or 25.9%, from the three months ended June 30, 2021, to the three months ended June 30, 2022, due to additional aircraft operating under our capacity purchase agreements, increased flight schedules, and more flights we handled under our airport service agreements, collectively as a result of the demand recovery from the COVID-19 pandemic. SkyWest Airlines also provided COVID-19 related temporary rate reductions to our major airline partners under our capacity purchase agreements during the three months ended June 30, 2021. Additionally, during the three months ended June 30, 2022, SkyWest Airlines recognized $10.1 million of previously deferred revenue and $5.6 million of unbilled revenue on our capacity purchase agreements, compared to deferring revenue of $5.6 million during the three months ended June 30, 2021.

SkyWest Airlines airline expense increased $155.5 million, or 32.2%, from the three months ended June 30, 2021, to the three months ended June 30, 2022, due to the following primary factors:

●	SkyWest Airlines’ salaries, wages and benefits expense increased by $55.1 million, or 23.7%, primarily due to increased costs to retain aviation professionals and increased direct labor costs resulting from the higher number of flights we operated during the three months ended June 30, 2022, compared to the three months ended June 30, 2021.
●	SkyWest Airlines’ aircraft maintenance, materials and repairs expense decreased by $14.1 million, or 7.6%, primarily due to reliability improvement costs incurred on a portion of SkyWest Airlines’ CRJ700 and CRJ200 fleets throughout the 2021 year, such as engine maintenance expense, including the three months ended June 30, 2021.
●	SkyWest Airlines’ depreciation and amortization expense decreased by $8.2 million, or 15.4%, primarily due to certain CRJ200 aircraft that became fully depreciated since June 30, 2021, partially offset by an increase in depreciation expense related to the acquisition of used CRJ700 aircraft since June 30, 2021.
●	SkyWest Airlines’ fuel expense increased $6.0 million, or 23.0%, due to an increase in our average fuel cost per gallon from $2.36 for the three months ended June 30, 2021, to $4.67 for the three months ended June 30, 2022, offset by a decrease in the number of flights we operated under our prorate arrangements and the corresponding decrease in gallons of fuel we purchased.
●	SkyWest Airlines recognized $114.1 million in payroll support grant proceeds as a reduction to our operating expenses for the three months ended June 30, 2021. SkyWest Airlines did not have a comparable grant for the three months ended June 30, 2022.
●	SkyWest Airlines’ remaining airline expenses increased $2.5 million, or 2.5%, primarily related to an increase in other operating costs that correspond to the higher number of flights we operated for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, such as crew per diem, crew hotel costs and simulator costs.

SkyWest Leasing Segment Profit. SkyWest Leasing profit decreased $4.0 million, or 10.9%, during the three months ended June 30, 2022, compared to the three months ended June 30, 2021, primarily due to the $15.2 million impairment charge related to the write down of assets held for sale, offset by the acquisition of 30 new E175 aircraft added to our fleet subsequent to June 30, 2021.

Six Months Ended June 30, 2022 and 2021

For the six months ended June 30, 2022, we had two reportable segments, which were the basis of our internal financial reporting: SkyWest Airlines and SkyWest Leasing. Our segment disclosure relates to components of our business for which separate financial information is available to, and regularly evaluated by, our chief operating decision maker.

	For the six months ended June 30,
	(dollar amounts in thousands)
	2022	2021	$ Change	% Change
Operating Revenues:
SkyWest Airlines operating revenue	$1,267,252	$934,045	$333,207	35.7%
SkyWest Leasing operating revenues	266,985	257,500	9,485	3.7%
Total Operating Revenues	$1,534,237	$1,191,545	$342,692	28.8%
Airline Expenses:
SkyWest Airlines airline expense	$1,261,712	$874,406	$387,306	44.3%
SkyWest Leasing airline expense	190,900	186,568	4,332	2.3%
Total Airline Expenses (1)	$1,452,612	$1,060,974	$391,638	36.9%
Segment profit:
SkyWest Airlines segment profit	$5,540	$59,639	$(54,099)	(90.7)%
SkyWest Leasing profit	76,085	70,932	5,153	7.3%
Total Segment Profit	$81,625	$130,571	$(48,946)	(37.5)%
Interest Income	2,984	494	2,490	504.0%
Other Income, net	12,899	296	12,603	4,257.8%
Consolidated Income Before Taxes	$97,508	$131,361	$(33,853)	(25.8)%
(1)	Total Airline Expenses includes operating expense and interest expense.

SkyWest Airlines Segment Profit. SkyWest Airlines segment profit decreased $54.1 million for the six months ended June 30, 2022, compared to the six months ended June 30, 2021.

SkyWest Airlines block hour production increased to 645,746, or 7.6%, for the six months ended June 30, 2022, from 600,227 for the six months ended June 30, 2021, primarily due to additional aircraft operating under our capacity purchase agreements and demand recovery from reduced flight schedules in response to the COVID-19 pandemic. Significant items contributing to the SkyWest Airlines segment profit (loss) are set forth below.

SkyWest Airlines operating revenues increased $333.2 million, or 35.7%, from the six months ended June 30, 2021, to the six months ended June 30, 2022, due to additional aircraft operating under our capacity purchase agreements, increased flight schedules, and more flights we handled under our airport service agreements, collectively as a result of the demand recovery from the COVID-19 pandemic. SkyWest Airlines also provided COVID-19 related temporary rate reductions to our major airline partners under our capacity purchase agreements during the six months ended June 30, 2021. Additionally, during the six months ended June 30, 2022, SkyWest Airlines recognized $17.6 million of previously deferred revenue and $9.3 million of unbilled revenue on our capacity purchase agreements, compared to deferring revenue of $26.8 million during the six months ended June 30, 2021.

SkyWest Airlines airline expense increased $387.3 million, or 44.3%, from the six months ended June 30, 2021, to the six months ended June 30, 2022, due to the following primary factors:

●	SkyWest Airlines’ salaries, wages and benefits expense increased by $135.4 million, or 30.0%, primarily due to increased costs to retain aviation professionals and increased direct labor costs resulting from the higher number of flights we operated during the six months ended June 30, 2022, compared to the six months ended June 30, 2021.
●	SkyWest Airlines’ aircraft maintenance, materials and repairs expense decreased by $69.4 million, or 18.1%, primarily due to reliability improvement costs incurred on a portion of SkyWest Airlines’ CRJ700 and CRJ200 fleets throughout the 2021 year, such as engine maintenance expense, including the six months ended June 30, 2021.

●	SkyWest Airlines’ depreciation and amortization expense decreased by $10.8 million, or 10.4%, primarily due to certain CRJ200 aircraft that became fully depreciated since June 30, 2021, partially offset by an increase in depreciation expense related to the acquisition of used CRJ700 aircraft since June 30, 2021.
●	SkyWest Airlines’ fuel expense increased $11.8 million, or 26.3%, due to an increase in our average fuel cost per gallon from $2.25 for the six months ended June 30, 2021, to $4.01 for the six months ended June 30, 2022, offset by a decrease in the number of flights we operated under our prorate arrangements and the corresponding decrease in gallons of fuel we purchased.
●	SkyWest Airlines recognized $307.3 million in payroll support grant proceeds as a reduction to our operating expenses for the six months ended June 30, 2021. SkyWest Airlines did not have a comparable grant for the six months ended June 30, 2022.
●	SkyWest Airlines’ remaining airline expenses increased $13.0 million, or 6.6%, primarily related to an increase in other operating costs that correspond to the higher number of flights we operated for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, such as crew per diem, crew hotel costs and simulator costs.

SkyWest Leasing Segment Profit. SkyWest Leasing profit increased $5.2 million, or 7.3%, during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to the acquisition of 30 new E175 aircraft added to our fleet subsequent to June 30, 2021, offset by the $15.2 million impairment charge related to the write down of assets held for sale.

Liquidity and Capital Resources

As of June 30, 2022, we had $974.7 million in cash and cash equivalents and marketable securities. As of June 30, 2022, we had $68.6 million available for borrowings under our line of credit. Given our available liquidity as of June 30, 2022, and given the measures we have implemented to reduce the impact of the COVID-19 pandemic on our financial position and operations, we believe the working capital currently available to us will be sufficient to meet our present financial requirements, including planned capital expenditures, scheduled lease payments, and debt service obligations for at least the next 12 months.

Our total cash and marketable securities increased from $860.4 million as of December 31, 2021, to $974.7 million as of June 30, 2022, or by $114.3 million. At June 30, 2022, our total capital mix was 45.0% equity and 55.0% long-term debt, compared to 45.5% equity and 54.5% long-term debt at December 31, 2021.

As of June 30, 2022, and December 31, 2021, we had $61.4 million in letters of credit and surety bonds outstanding with various banks and surety institutions. We had no restricted cash as of June 30, 2022, and December 31, 2021.

Sources and Uses of Cash

Cash Position and Liquidity. The following table provides a summary of the net cash provided by (used in) our operating, investing and financing activities for the six months ended June 30, 2022 and 2021, and our total cash and marketable securities positions as of June 30, 2022, and December 31, 2021 (in thousands):

	For the six months ended June 30,
	2022	2021	$ Change	% Change
Net cash provided by operating activities	$215,279	$498,688	$(283,409)	(56.8)%
Net cash used in investing activities	(556,589)	(182,381)	(374,208)	205.2%
Net cash provided by (used in) financing activities	178,960	(186,176)	365,136	(196.1)%

	June 30,	December 31,
	2022	2021	$ Change	% Change
Cash and cash equivalents	$96,071	$258,421	$(162,350)	(62.8)%
Marketable securities	878,608	601,989	276,619	46.0%
Total	$974,679	$860,410	$114,269	13.3%

Cash Flows provided by Operating Activities

Our cash flows provided by operating activities was $215.3 million for the six months ended June 30, 2022, compared to $498.7 million for the six months ended June 30, 2021. Our operating cash flows are typically impacted by various factors including our net income, adjusted for non-cash expenses and gains such as depreciation expense, stock-based compensation expense, and gains or losses on the disposal of assets; and timing of cash payments and cash receipts attributed to our various current asset and liability accounts, such as accounts receivable, inventory, accounts payable, accrued liabilities, deferred revenue and deferred payroll support grant proceeds.

The decrease in our cash flow from operations for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, was primarily due to the timing of cash payments on our current liability accounts and changes in our deferred and unbilled revenue accounts for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, combined with a decrease in net income from $97.9 million for the six months ended June 30, 2021, to $71.7 million for the six months ended June 30, 2022.

Cash Flows used in Investing Activities

Our cash flows used in investing activities was $556.6 million for the six months ended June 30, 2022, compared to cash flows used in investing activities of $182.4 million for the six months ended June 30, 2021. Our investing cash flows are typically impacted by various factors including our capital expenditures, such as the acquisition of aircraft and spare engines; deposit payments and refunds of previously made deposits on new aircraft; purchase and sales of marketable securities; proceeds from the sale of assets; and timing of cash payments and cash receipts attributed to our various long-term asset and long-term liability accounts.

Cash used for the acquisition of property and equipment, net of aircraft deposits applied towards acquired aircraft, increased by $167.0 million from $63.5 million for the six months ended June 30, 2021, to $230.5 million for the six months ended June 30, 2022, primarily due to the purchase of twelve new E175 aircraft during the six months ended June 30, 2022, compared to the purchase of six used CRJ700 aircraft during the six months ended June 30, 2021.

Cash used for purchases of marketable securities, net of sales of marketable securities, increased from $0.4 million for the six months ended June 30, 2021, to $278.6 million for the six months ended June 30, 2022. Additionally, the reduction in the cash used in other long-term assets for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, resulted from the timing of payments received from our major airline partners attributed to our long-term receivables.

Cash Flows provided by (used in) Financing Activities

Our cash flows provided by financing activities was $179.0 million for the six months ended June 30, 2022, compared to cash used in financing activities of $186.2 million for the six months ended June 30, 2021. Our financing cash flows are typically impacted by various factors including proceeds from issuance of debt, principal payments on debt obligations, repurchases of our common stock and payment of cash dividends.

The $365.1 million increase in cash provided by financing activities for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, was primarily due to an increase of $281.3 million in proceeds from the issuance of long-term debt primarily related to the acquisition of twelve E175 aircraft and $127.9 million in debt secured by engines during the six months ended June 30, 2022. Additionally, cash used for principal payments on long-term debt decreased $84.8 million from the six months ended June 30, 2021, to the six months ended June 30, 2022, primarily due to paying off a portion of our long-term debt during the six months ended June 30, 2021.

Significant Commitments and Obligations

General

See Note 7, "Leases, Commitments and Contingencies," to the condensed consolidated financial statements for our commitments and obligations for each of the next five years and thereafter.

Purchase Commitments and Options

As of June 30, 2022, we had a firm purchase commitment for 17 new E175 aircraft from Embraer with delivery dates anticipated into the first half of 2023.

At the time of each aircraft acquisition, we evaluate the financing alternatives available to us, and select one or more of these methods to fund the acquisition. In recent years, we have issued long-term debt to finance our new aircraft. At present, we intend to fund our aircraft purchase commitments through cash on hand and debt financing. Based on current market conditions and discussions with prospective leasing organizations and financial institutions, we currently believe that we will be able to obtain financing for our committed acquisitions, as well as additional aircraft. We intend to finance the firm purchase commitment for 17 E175 aircraft with approximately 80-85% debt and the remaining balance with cash.

Aircraft Lease and Facility Obligations

We also have significant long-term lease obligations, primarily relating to our aircraft fleet. Excluding aircraft financed by our major airline partners that we operate for them under contract, we had 43 aircraft under lease with remaining terms ranging from two years to eight years as of June 30, 2022. Future minimum lease payments due under all long-term operating leases were approximately $260.8 million at June 30, 2022. Assuming a 6.0% discount rate, which is the average incremental borrowing rate we anticipate we would have incurred on debt obtained over a similar term to acquire these assets, the present value of these lease obligations would have been equal to approximately $210.2 million at June 30, 2022.

Long-term Debt Obligations

As of June 30, 2022, we had $3.0 billion of long-term debt obligations related to the acquisition of aircraft. The average effective interest rate on those long-term debt obligations was approximately 3.9% at June 30, 2022. We also had $200.6 million of long-term debt obligations under the Payroll Support Program Agreement, PSP Extension Agreement, and Payroll Support Program 3 Agreement with U.S. Treasury and $124.6 million of long-term debt secured by spare engines.

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

We have guaranteed $17.0 million in promissory notes of a third party in event the third party defaults on its payments. The third party’s loans are secured by aircraft and engines.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

In the past, we have not experienced sustained material difficulties with fuel availability, and we currently expect to be able to obtain fuel at prevailing prices in quantities sufficient to meet our future needs. Pursuant to our contract flying arrangements, United, Delta, American and Alaska have agreed to bear the economic risk of fuel price fluctuations on our contracted flights. We bear the economic risk of fuel price fluctuations on our prorate operations. For the six months ended June 30, 2022, approximately 11.7% of our total flying agreements revenue was derived from prorate agreements. For the six months ended June 30, 2022, the average price per gallon of aircraft fuel was $4.01. For illustrative purposes only, we have estimated the impact of the market risk of fuel price fluctuations on our prorate operations using a hypothetical increase of 25% in the price per gallon we purchase. Based on this hypothetical assumption, we would have incurred an additional $14.2 million in fuel expense for the six months ended June 30, 2022.

Interest Rates

As of June 30, 2022, our long-term debt had fixed interest rates. We currently intend to finance the acquisition of new aircraft through manufacturer financing or long-term borrowings. Changes in interest rates may impact the actual cost to us to acquire future aircraft. To the extent we place new aircraft in service under our capacity purchase agreements with United, Delta, American, Alaska or other carriers, our capacity purchase agreements currently provide that reimbursement rates will be adjusted to reflect the interest rates effective at the closing of the respective aircraft financing. A hypothetical 50 basis point change in market interest rates would not have a material effect on our financial results.

Inflation Risk

If our costs become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases under our capacity purchase agreements. Salaries, wages and benefits expense represented 42.2% of our total operating expense for the six months ended June 30, 2022. For illustrative purposes, a hypothetical increase of 25% in our salaries, wages and benefits during the six months ended June 30, 2022, would have increased our operating expenses by approximately $147.2 million. Our collective bargaining agreement with our pilots becomes amendable December 31, 2022. We intend to negotiate a new agreement with our pilots prior to December 31, 2022, which would likely result in an increase to our salaries, wages and benefits expense. Our inability or failure to offset a material increase in costs due to inflation could harm our business, financial condition, and operating results.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2022, those controls and procedures were effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

During the six months ended June 30, 2022, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities. As of June 30, 2022, our management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on our financial position, liquidity or results of operations.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, to be signed on its behalf by the undersigned, thereunto duly authorized, on August 4, 2022.

SKYWEST, INC.

By	/s/ Robert J. Simmons
Robert J. Simmons
Chief Financial Officer