Form 10-K
period 2022-12-31
SKYWEST INC
filed 2023-02-16
CIK 793733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ⌧ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ⌧	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ⌧

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ⌧

The aggregate market value of the registrant’s common stock held by non-affiliates (based upon the closing sale price of the registrant’s common stock on The Nasdaq Global Select Market) on June 30, 2022 was approximately $1,073,588,080.

As of February 10, 2023, there were 50,441,238 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s proxy statement to be used in connection with the registrant’s 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report as specified. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2022.

SKYWEST, INC.

ANNUAL REPORT ON FORM 10-K

PART I

Unless otherwise indicated in this Report, “SkyWest,” “we,” “us,” “our” and similar terms refer to SkyWest, Inc., including SkyWest’s wholly-owned subsidiary SkyWest Airlines, Inc. “SkyWest Airlines” refers to our wholly-owned subsidiary SkyWest Airlines, Inc., and "SkyWest Leasing" refers to our wholly-owned subsidiary SkyWest Leasing, Inc.

Cautionary Statement Concerning Forward-Looking Statements

Certain of the statements contained in this Report should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” “hope,” “likely,” and “continue” and similar terms used in connection with statements regarding our outlook, anticipated operations, the revenue environment, our contractual relationships, and our anticipated financial performance. These statements include, but are not limited to, statements about the continued demand for our product, the impact of the COVID-19 pandemic, economic conditions and the captain shortage on SkyWest’s business, financial condition and results of operations, the scheduled aircraft deliveries for SkyWest in upcoming periods and the related execution of SkyWest’s fleet transition strategy and expected timing thereof, expected production levels in future periods and associated staffing challenges, pilot attrition trends, SkyWest’s coordination with United Airlines, Inc. (“United”), Delta Air Lines, Inc. (“Delta”), American Airlines, Inc. (“American”) and Alaska Airlines, Inc. (“Alaska”) (each, a “major airline partner” and together, “major airline partners”) to optimize the delivery of aircraft under previously announced agreements, the expected terms, timing and benefits related to SkyWest’s leasing and joint venture transactions, SkyWest’s plans to operate public charter service to underserved communities in the United States and the expected timing thereof, as well as SkyWest’s future financial and operating results, plans, objectives, expectations, estimates, intentions and outlook, and other statements that are not historical facts. All forward-looking statements included in this release are made as of the date hereof and are based on information available to SkyWest as of such date. SkyWest assumes no obligation to update any forward-looking statements unless required by law. Readers should note that many factors could affect the future operating and financial results of SkyWest and could cause actual results to vary materially from those expressed in forward-looking statements set forth in this release. These factors include, but are not limited to, uncertainty regarding the COVID-19 pandemic and other potential future outbreaks of infectious diseases or other health concerns, and the consequences of such outbreaks to the travel industry and our major partners in general and the financial condition and operating results of SkyWest in particular, the prospects of entering into agreements with existing or other carriers to fly new aircraft, ongoing negotiations between SkyWest and its major partners regarding their contractual obligations, uncertainties regarding operation of new aircraft, the ability to attract and retain qualified pilots, including captains, and related staffing challenges, the impact of regulatory issues such as pilot rest rules and qualification requirements, and the ability to obtain aircraft financing.

Actual operational and financial results of SkyWest will likely also vary, and may vary materially, from those anticipated, estimated, projected or expected for a number of other reasons, including, in addition to those identified above: the challenges of competing successfully in a highly competitive and rapidly changing industry; developments associated with fluctuations in the economy and the demand for air travel, including related to the COVID-19 pandemic, inflationary pressures, and related decreases in customer demand and spending; the financial stability of SkyWest’s major airline partners and any potential impact of their financial condition on the operations of SkyWest; fluctuations in flight schedules, which are determined by the major airline partners for whom SkyWest conducts flight operations; variations in market and economic conditions; significant aircraft lease and debt commitments; estimated useful life of long-lived assets, residual aircraft values and related impairment charges; labor relations and costs and labor shortages; the impact of global instability; rapidly fluctuating fuel costs and potential fuel shortages; the impact of weather-related or other natural disasters on air travel and airline costs; aircraft deliveries; uncertainty regarding ongoing hostility between Russia and the Ukraine and the related impacts on macroeconomic conditions and on the international operations of any of our major airline partners as a result of such conflict; the existing global COVID-19 pandemic and the outbreak of any other disease or similar public health threat that affects travel demand or travel behavior; and other unanticipated factors.

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

ITEM 1. BUSINESS

General

Through SkyWest Airlines, we offer scheduled passenger service to destinations in the United States, Canada and Mexico. Substantially all of our flights are operated as United Express, Delta Connection, American Eagle or Alaska Airlines flights under code-share arrangements (commercial agreements between airlines that, among other things, allow one airline to use another airline’s flight designator codes on its flights) with United, Delta, American or Alaska, respectively. As of December 31, 2022, we offered approximately 1,620 daily departures, of which approximately 600 were United Express flights, 530 were Delta Connection flights, 330 were American Eagle flights and 160 were Alaska Airlines flights.

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

SkyWest has been flying since 1972. During our long operating history, we have developed an industry-leading reputation for providing quality regional airline service. As of December 31, 2022, our fleet consisted of aircraft manufactured by Embraer S.A. (“Embraer”) and Bombardier Aerospace (“Bombardier”), including the E175 regional jet aircraft (“E175”), the Canadair CRJ900 regional jet aircraft (“CRJ900”), the Canadair CRJ700 regional jet aircraft (“CRJ700”) and the Canadair CRJ200 regional jet aircraft (“CRJ200”). As of December 31, 2022, we had 625 total aircraft in our fleet, including 517 aircraft in scheduled service or under contract under our code-share agreements, summarized as follows:

	E175	CRJ900	CRJ700	CRJ200	Total
United	90	—	19	111	220
Delta	84	41	5	25	155
American	20	—	80	—	100
Alaska	42	—	—	—	42
Aircraft in scheduled service or under contract	236	41	104	136	517
Leased to third parties	—	5	35	—	40
Other*	—	3	28	37	68
Total Fleet	236	49	167	173	625

*As of December 31, 2022, other aircraft included: supplemental spare aircraft supporting our code-share agreements that may be used in future code-share or leasing arrangements, aircraft transitioning between code-share agreements with our major airline partners, aircraft held for sale or aircraft that are scheduled to be disassembled for use as spare parts.

Bombardier and Embraer are the primary manufacturers of regional jets operated in the United States and offer many of the amenities of larger commercial jet aircraft, including flight attendant service, a stand-up cabin, overhead and under seat storage, lavatories and in-flight snack and beverage service. The Bombardier CRJ900 and CRJ700 aircraft and the Embraer E175 aircraft we operate are configured with a first-class seating section. The Bombardier CRJ200 aircraft we operate are configured with single-class seating. The speed of Bombardier and Embraer regional jets is comparable to larger aircraft operated by major airlines, and they have a range of approximately 1,600 miles and 2,100 miles, respectively. As of December 31, 2022, our fleet seat configuration by aircraft type is summarized as follows:

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

As of December 31, 2022, SkyWest Leasing leased 35 CRJ700 aircraft, five CRJ900 aircraft and regional jet aircraft engines to third parties.

SkyWest Charter

In 2022, we formed a new subsidiary, SkyWest Charter, with the intent to offer public charter service to underserved communities in the United States and on-demand charter services using CRJ200 aircraft in a 30-seat configuration. We anticipate SkyWest Charter will begin operations in 2023.

Competition and Economic Conditions

The airline industry is highly competitive. SkyWest competes principally with other regional airlines. Our operations extend throughout most major geographic markets in the United States. Our competition includes, therefore, nearly every other domestic regional airline. Our primary competitors include Air Wisconsin Airlines Corporation (“Air Wisconsin”); Endeavor Air, Inc. (“Endeavor”) (owned by Delta); Envoy Air Inc. (“Envoy”), PSA Airlines, Inc. (“PSA”) and Piedmont Airlines (“Piedmont”) (Envoy, PSA and Piedmont are owned by American); Horizon Air Industries, Inc. (“Horizon”) (owned by Alaska Air Group, Inc.); GoJet Airlines, LLC (“GoJet”); Mesa Air Group, Inc. (“Mesa”); and Republic Airways Holdings Inc. (“Republic”). Major airlines typically award code-share flying arrangements to regional airlines based primarily upon the following criteria: ability to fly contracted schedules, availability of labor resources, including pilots, low operating cost, financial resources, geographical infrastructure, overall customer service levels relating to on-time arrival and flight completion percentages and the overall image of the regional airline. Additionally, each major airline may be limited in the number and type of regional aircraft it may use in its network due to agreements the major airline has with its own labor groups, commonly referred to in the industry as “scope limitations.” Given our major airline partners’ scope limitations, we currently do not operate a regional aircraft configured with more than 76 seats.

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

Recovery from the COVID-19 Pandemic and Labor Impact

COVID-19 had a significant, negative impact on our business, revenue and financial results in 2020 with moderate improvement in 2021. During 2022, passenger demand recovered; however, indirect factors associated with the recovery from COVID-19, such as employee attrition, particularly captain attrition, workforce shortages and third-party labor shortages impacted our operations in 2022.

Capacity and flight schedule impact. We completed the following number of flights and related block hours in 2020, 2021 and 2022, demonstrating our ongoing flight schedule recovery toward pre-pandemic (2019) levels:

	For the year ended December 31,
	2022	2021	2020	2019
Departures	739,388	749,943	585,257	842,098
Block hours	1,254,392	1,319,628	973,338	1,464,405

The number of flights we completed and related block hours incurred in 2022 was 87.8% and 85.7% of 2019 levels, respectively, compared to 2021, when the number of flights we completed and related block hours incurred was 89.1% and 90.1% of 2019 levels. In 2022, a significant increase in hiring of our pilots, particularly captains, by major airlines, low-cost carrier airlines and air freight companies negatively impacted our attrition rates and our ability to operate flight schedules requested by our major airline partners, in part leading to the year-over-year decline in both flights completed and block hours incurred.

Liquidity

At December 31, 2022, we had $1.1 billion in total available liquidity, consisting of $1.0 billion in cash, cash equivalents and marketable securities, and $70.1 million available for borrowings under SkyWest Airlines’ line of credit.

Industry Overview

Majors, Low-Cost Carriers and Regional Airlines

The airline industry in the United States has traditionally been comprised of several major airlines, including Alaska, American, Delta and United. The major airlines offer scheduled flights to most major U.S. cities, numerous smaller U.S. cities, and cities throughout the world through a hub-and-spoke network.

Low-cost carriers, such as Southwest Airlines Co. (“Southwest”), JetBlue Airways Corporation (“JetBlue”), Spirit Airlines, Inc. (“Spirit”), Allegiant Travel Company (“Allegiant”) and Frontier Group Holdings, Inc. (“Frontier”), generally have lower cost structures than major airlines, which permits them to offer flights to and from many of the same markets as the major airlines, but at lower prices. Low-cost carriers typically operate using a point-to-point network strategy, rather than a hub-and-spoke network.

Regional airlines, including SkyWest, typically operate smaller aircraft on shorter routes than major and low-cost carriers. Several regional airlines, including Endeavor, Envoy, Horizon, Piedmont and PSA, are wholly-owned subsidiaries of major airlines.

Regional airlines generally do not try to establish an independent route system and compete with the major airlines. Rather, regional airlines typically enter into agreements with one or more major airlines, pursuant to which the regional airline agrees to use its smaller, lower-cost aircraft to carry passengers booked and ticketed by the major airline between a hub of the major airline and a smaller outlying city. In exchange for such services, the major airline pays the regional airline either fixed fees to operate the flight, termed “capacity purchase agreement,” “capacity purchase contract,” “flying contract,” “fixed-fee arrangement,” or a “fixed-fee contract,” or the regional airline receives a percentage of applicable passenger ticket revenues on designated flights operated by the regional airline, termed “prorate agreement” or “revenue-sharing” arrangement, as described in more detail below.

Code-Share Agreements

Regional airlines generally enter into code-share agreements with major airlines, pursuant to which the regional airline is authorized to use the major airline’s two-letter flight designator codes to identify the regional airline’s flights and fares in the central reservation systems, to paint its aircraft with the colors and/or logos of the major airline and to market and advertise its status as a carrier for the major airline. Code-share agreements also generally obligate the major airline to provide services such as reservations, ticketing, ground support and gate access to the regional airline, and the major airline often coordinates marketing, advertising and other promotional efforts. In exchange, the regional airline provides a designated number of low-capacity (usually between 50 and 76 seats) flights between larger airports served by the major airline and surrounding cities, usually in lower-volume markets. The financial arrangements between the regional airlines and their code-share partners usually involve either capacity purchase arrangements or prorate arrangements as explained below:

●	Capacity Purchase Arrangements. Under a capacity purchase arrangement, the major airline generally pays the regional airline a fixed-fee for each departure, flight hour (measured from takeoff to landing, excluding taxi time) and block hour (measured from takeoff to landing, including taxi time), and an amount per aircraft in service each month with additional incentives based on completion of flights, on-time performance and other operating metrics. The regional airline typically acquires or finances the aircraft used under the capacity purchase arrangement, which is accounted for as a lease of the aircraft to our major airline partner. In addition, under a capacity purchase arrangement, the major airline bears the risk of fuel price fluctuations and certain other costs. Regional airlines benefit from capacity purchase arrangements because they are protected from some of the elements that typically cause volatility in airline financial performance, including variations in ticket prices, number of passengers onboard each flight and increasing fuel prices. However, regional airlines in capacity purchase arrangements generally do not benefit from positive trends in ticket prices, ancillary revenue, such as baggage and food and beverage fees, the number of passengers enplaned or decreasing fuel prices, because the major airlines retain passenger fare volatility risk and fuel costs associated with the regional airline flight.
●	Prorate Arrangements. Under a prorate arrangement, the major airline and regional airline negotiate a passenger fare proration formula for specifically identified routes, pursuant to which the regional airline receives a percentage of the ticket revenues for those passengers traveling for one portion of their trip on the regional airline and the other portion of their trip on the major airline. On the other hand, the regional airline receives all of the passenger fare when a passenger purchases a ticket on a route solely operated by the regional airline. Substantially all costs associated with the regional airline flight are borne by the regional airline. In a prorate arrangement, the regional airline may realize increased profits as ticket prices and passenger loads increase or fuel prices decrease and, correspondingly, the regional airline may realize decreased profits as ticket prices and passenger loads decrease or fuel prices increase.

We have code-share agreements with United, Delta, American and Alaska. During the year ended December 31, 2022, approximately 88% of our flying agreements revenue related to capacity purchase agreement flights, where United, Delta, American and Alaska controlled scheduling, ticketing, pricing, and seat inventories. The remainder of our flying agreements revenue during the year ended December 31, 2022, related to prorate flights for United or Delta, where we have more control over scheduling, pricing and seat inventories, and shared passenger fares with United or Delta according to prorate formulas. The routes placed under our prorate arrangements typically include flight service between one of our partners’ hub cities and a city not served under our capacity purchase arrangements.

Under our capacity purchase arrangements, our major airline partners compensate us for our costs of owning or leasing the aircraft on a monthly basis. The aircraft compensation structure varies by agreement but is intended to cover either our aircraft principal and interest debt service costs, our aircraft depreciation and interest expense or our aircraft lease expense costs while the aircraft is under contract. The number of aircraft under our capacity purchase arrangements and our prorate arrangements as of December 31, 2022 is reflected in the summary below. The following summaries of our code-share agreements with our major airline partners do not purport to be complete and are qualified in their entirety by reference to the applicable agreement.

United Express Agreements

Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
United Express Agreements (capacity purchase agreement)	• E175 • CRJ 700 • CRJ 200	90 19 70	• Individual aircraft have scheduled removal dates under the agreement between 2024 and 2029 • The average remaining term of the aircraft under contract is 3.5 years
United Express Prorate Agreement (prorate agreement)	• CRJ 200	41*	• Terminable with 120-day notice
Total under United Express Agreements		220

Delta Connection Agreements

Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
Delta Connection Agreement (capacity purchase agreement)	• E175 • CRJ 900 • CRJ 700	84 41 5	• Individual aircraft have scheduled removal dates from 2023 to 2033 • The average remaining term of the aircraft under contract is 5.6 years
Delta Connection Prorate Agreement (prorate agreement)	• CRJ 200	25*	• Terminable with 30-day notice
Total under Delta Connection Agreements		155

American Capacity Purchase Agreement

Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
American Agreement (capacity purchase agreement)	• E175 • CRJ 700	20 80	• Individual aircraft have scheduled removal dates from 2023 to 2032 • The average remaining term of the aircraft under contract is 4.3 years
Total under American Agreement		100

Alaska Capacity Purchase Agreement

Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
Alaska Agreement (capacity purchase agreement)	• E175	42	• Individual aircraft have scheduled removal dates from 2030 to 2034 • The average remaining term of the aircraft under contract is 8.8 years

* Our prorate agreements are based on specific routes, not a specific aircraft count. The number of aircraft listed above for each prorate agreement approximates the number of aircraft we use to serve the prorate routes.

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

●	Capacity purchase agreement with Delta for a total of three new E175 aircraft. Two new E175 aircraft are currently scheduled for delivery in 2023 and one new E175 aircraft is scheduled for delivery in 2024. We anticipate financing the aircraft through debt.
●	Capacity purchase agreement with Alaska for one new E175 aircraft. The delivery date for the new E175 aircraft is currently scheduled for 2025. We anticipate financing the aircraft through debt.

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

The Delta Connection Agreement has a latest scheduled termination date of 2033. The Delta Connection Agreement is subject to early termination in various circumstances, including:

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

Alaska Agreement

We and Alaska are parties to a Capacity Purchase Agreement (the “Alaska Agreement”) for the operation of E175 aircraft. The Alaska Agreement has a latest scheduled termination date of 2034 and is subject to early termination in various circumstances including:

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

Fuel

Our capacity purchase agreements with United, Delta, American and Alaska require the respective major airline partner to pay for fuel costs, either directly to the fuel vendor or to reimburse us for the fuel costs we incur under those agreements, thereby reducing our exposure to fuel price fluctuations. Under our prorate agreements with United and Delta, we are responsible for the costs to operate the flights, including fuel costs, and therefore we are exposed to fuel price fluctuations for flights operated under our prorate agreements. During the year ended December 31, 2022, our major airline partners purchased the majority of the fuel for our aircraft flying under their respective capacity purchase agreements directly from their fuel vendors or reimbursed us for the fuel costs we incurred under the capacity purchase agreements. Historically, we have not experienced sustained material problems with the availability of fuel and believe we will be able to obtain fuel in quantities sufficient to meet our existing and anticipated future requirements at competitive prices. We typically purchase fuel from third-party suppliers for our prorate agreements. A substantial increase in the price of jet fuel for flights we operate under our prorate agreements, or the lack of adequate fuel supplies in the future, could have a material adverse effect on our business, financial condition, results of operations or liquidity.

Human Capital Resources

Employee Profile

As of December 31, 2022, we employed 13,582 total employees, consisting of 4,704 pilots, 4,118 flight attendants, 1,837 airport operations personnel, 1,333 maintenance technicians, 839 other maintenance personnel, 171 dispatchers and 580 operational support and administrative personnel. Our total employees at December 31, 2022, included 1,730 part-time employees. As of December 31, 2022, all our employees are employed by SkyWest Airlines, or to a limited extent, by SkyWest Charter, in preparation of the anticipated launch of SkyWest Charter operations in 2023. Certain SkyWest Airlines employees also provide administrative support to the SkyWest Leasing segment. Approximately 89.6% of these employees were represented by in-house labor associations that have entered into collective bargaining agreements regarding employee compensation and work rules. None of these employees are currently represented by an outside union. Outside union organizing efforts among our employees do occur from time to time and may continue in the future. If unionization efforts are successful, we may be subjected to increased risks of work interruption or stoppage and/or incur additional expenses associated with a change in labor representation of our employees. SkyWest Airlines has never experienced a work stoppage due to a strike or other labor dispute, and we consider our relationships with our employees to be good. In September 2022, we entered into a collective bargaining agreement with our pilots, increasing the pay rates for pilots.

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

●	Aviation Safety Action Program is a non-punitive program that allows employees in participating work groups to self-disclose violations of policies and procedures. Each report is reviewed by an Event Review Committee who helps identify any potential trends and determines whether corrective actions have been put into place to prevent the problem from occurring in the future.
●	Safety Concern Reporting is a confidential program that allows all employees to identify potential safety risks within the operation. Each report is reviewed and investigated, as needed, by the Safety Department. Employees may also report safety concerns to their direct manager, the facility manager, a facility safety committee member or confidentially through our safety hotline.

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

●	The SkyWest Pilot Pathway Program provides a direct path for qualified pilots seeking to begin their aviation career in the regional airline industry. Participants benefit from the SkyWest Pilot Pathway Program through certain starting seniority at SkyWest, final interview privileges and access to pilot mentors. The Pilot Pathway Program allows students to remain at their campus to complete their flight training until they meet SkyWest's Airline Transport Pilot standards and achieve their required minimum hours of flight time. Each participant may also participate in SkyWest recruiting events and outreach programs on their way to fulfilling commercial pilot jobs.
●	The SkyWest AMT Pathway Program provides a career path for maintenance technicians seeking employment with SkyWest. Participants benefit from the SkyWest AMT Pathway Program through accelerated starting seniority at SkyWest, guaranteed final interview and access to mechanic advisors.

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

During 2022, we experienced significant turnover of our pilots, specifically our captains. As we work to train and promote our first officers to captains, we anticipate incurring continued elevated training costs in 2023.

Diversity & Inclusion

Our approach is to hire the best qualified individuals, regardless of race, religion, gender, national origin, disability, sexual orientation or similar classifications. As of December 31, 2022, approximately 39% and 31% of our workforce were women and people of color, respectively. We believe every employee brings unique education, skills and life experiences to SkyWest that supplement our ability to achieve our commitment to excellence and to our customers and passengers. As part of SkyWest’s commitment to diversity, we have:

●	Developed required training for all employees, which reviews our Company policies, provides opportunities to apply policy to real-world examples and reaffirms our commitment to diversity and inclusion.
●	Created ongoing opportunities to highlight employees from different cultures throughout the year on internal and external websites.

Total Rewards

SkyWest Airlines operates in a customer-focused, team-based environment and provides opportunities for dedicated individuals to develop their career while receiving competitive compensation, benefits and rewards. Our employees receive several compensation benefits, including but not limited to:

●	Competitive wages and incentives based on our operating performance goals,
●	Multiple insurance options including health care, disability coverage and life insurance coverage,
●	Access to a 401(k) plan with matching contributions and an employee stock purchase plan,
●	Employee assistance programs that provide confidential counseling or psychiatric care,
●	A variety of resources that promote scheduling flexibility with paid time away from work, and
●	Space-available travel privilege programs for employees and eligible family members through our major airline partner programs.

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

As the largest regional airline in the United States, we remain committed to working with our major airline partners to lower our environmental footprint while continuing to offer the best service to our customers and the communities we serve. Our largest source of emissions and environmental impact comes from utilizing jet fuel on flights operated under our code-share agreements with our major airline partners. Under our capacity purchase agreements, our major airline partners purchase the aircraft fuel we consume, select the aircraft type we operate, and set flight schedules, all of which are variables which impact fuel consumption efficiencies. During 2022, we produced approximately 5.5 million metric tons of CO2e from fuel burned, using industry emissions factors, on flights we operated under our code-share agreements. We are largely dependent on direction from our major airline partners regarding long-term fuel saving initiatives such as engine innovations reducing fuel consumption, use of sustainable alternative fuels, carbon sequestration programs, air traffic flow routing efficiencies, and similar initiatives. Each of our major airline partners may pursue alternative strategies and goals to reduce carbon emissions on flights we operate under our code-share agreements that may impact the rate at which we are able to reduce our carbon emissions, if at all. We anticipate our major airline partners will take responsibility for carbon emissions incurred on our contract flights.

Our board of directors has oversight of our environment-related performance. Through software and training, we heavily monitor and manage our fuel trends and fuel consumption which leads to better fuel management and reductions in emissions. When possible, we conserve fuel burned by utilizing single engine taxi procedures, improving the efficiency of aircraft routing, using performance-based navigation procedures to reduce track miles, and using ground power when parked at the gate. Additionally, we collaborate with aircraft and engine manufacturers and our major airline partners regarding innovations and emerging technologies that could improve fuel efficiencies and minimize environmental impact. We are also collaborating with our major airline partners and fuel providers regarding long-term opportunities to use sustainable aviation fuel in the future. We are evaluating opportunities to increase the number of electric powered ground equipment, including tugs and pushbacks used at airports where we provide ramp services. We participate with our major airline partners in recycling programs, and we have implemented recycling initiatives in our facilities to reduce the amount of paper, plastic and other recyclables going to landfills. We have worked aggressively to reduce our reliance on paper manuals, further eliminating unnecessary waste while increasing efficiencies.

We have entered into a strategic partnership with Eve UAM, LLC (“Eve UAM”), an Embraer company, to develop a network of deployment for Eve UAM’s electric vertical takeoff and landing (“eVTOL”) aircraft. This partnership includes the option for SkyWest to purchase up to 100 eVTOL aircraft. Eve UAM anticipates its four-passenger eVTOL aircraft will be certified and available for service after 2025.

Safety and Security

We are committed to the safety and security of our passengers and employees. We have taken many steps, both voluntarily and as mandated by governmental authorities, to increase the safety and security of our operations. Some of the safety and security measures we have taken with our major airline partners include: aircraft security and surveillance, aircraft cleaning procedures, positive bag matching procedures, enhanced passenger and baggage screening and search procedures and securing of cockpit doors. We are committed to complying with future safety and security requirements.

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

Risks That May Disrupt Our Operations

We have experienced, and may continue to experience, difficulty in recruiting, retaining, and upgrading qualified pilots.

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

Our operations also rely on retaining qualified pilots, including captains and first officers. Our pilots may seek employment at major airlines, low-cost carriers, or cargo carriers, which generally offer higher salaries and more extensive benefit programs than regional airlines. In response to the COVID-19 pandemic, several major airlines offered their employees early retirement programs in 2020 and publicly announced their intention to hire significant levels of pilots in the near term. As a result, we are experiencing elevated levels of pilot attrition, particularly attrition of our captains. As we have worked to upgrade our first officers to captain, our attrition levels have exceeded our upgrade and replacement levels, and we have experienced a shortage of captains, resulting in a reduction of our flight schedules with our major airline partners that will likely continue in 2023 and may continue into 2024. Based on our current captain and first officer availability, our block hour production in 2023 will likely be lower than our block hour production in 2022. Operating at reduced flying schedules results in operating inefficiencies that negatively impacts our financial results. Further, in September 2022, we increased pay rates for our pilots; however, there is no assurance the higher pay rates will have a significant impact on recruiting, retaining, and upgrading our pilots, which could negatively impact our operations. If we request our major airline partners to reduce our flight schedules due to pilot or other labor shortages, our major airline partners may seek to enforce financial penalties or reduce the compensation otherwise payable to us under our capacity purchase agreements, which would likely have a negative impact on our revenues and adversely impact our financial condition.

We have experienced, and may continue to experience difficulty recruiting and retaining other operational personnel.

In addition to pilots, our operations rely on recruiting and retaining other qualified personnel, including, but not limited to, flight attendants, maintenance technicians, dispatch personnel, crew support and other operational personnel. Our operational personnel may seek employment at major airlines, which generally offer higher salaries and more extensive benefit programs than regional airlines. Should the turnover of our employees sharply increase, we may not be able to hire sufficient personnel to replace those leaving. In the event we are unable to hire and retain other qualified personnel, we may be unable to operate requested flight schedules under our capacity purchase agreements, which could result in a reduction in revenue and operating inefficiencies, such as incremental new-hire training costs, and our business and financial condition could be adversely affected.

Various negative economic or industry conditions may result in reductions to our flight schedules, which could materially and adversely affect our operations and financial condition.

Our operations and financial condition are affected by many changing economic and other conditions beyond our control, including, among others:

●	disruptions in the credit markets, which may impact availability of price competitive financing;
●	actual or potential changes in international, national, regional and local economic, business and financial conditions, including recession, inflation, higher interest rates, public health emergencies (including the COVID-19 pandemic and related variants), wars (including the ongoing conflict between Russia and the Ukraine), terrorist attacks or political instability;
●	impact on workforce availability and economic uncertainty resulting from the COVID-19 recovery;
●	potential resurgence of COVID-19 or future public health threats similar to COVID-19 could negatively impact demand and the industry;
●	changes in consumer preferences, perceptions, spending patterns or demographic trends;

●	changes in the competitive environment due to industry consolidation, new airlines entering the market, our major airline partners operating smaller sized aircraft that may reduce the demand for regional aircraft and other factors;
●	actual or potential disruptions to U.S. air traffic control systems;
●	interference on aviation equipment from the deployment of 5G wireless telecommunications systems;
●	price of jet fuel and oil that may negatively impact the number of flights we are scheduled to operate by our major airline partners under our capacity purchase agreements and may negatively impact the profitability of our prorate agreements;
●	outbreaks of diseases and other illnesses that affect travel behavior; and
●	weather and natural disasters.

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

In addition, cybersecurity threats pose a potential risk to the security of our information technology systems, networks and services, as well as the confidentiality and integrity of our data. Cybersecurity risks may include security breaches, computer viruses, malicious or destructive code, ransomware and other attacks. Unauthorized parties may attempt to gain access to our systems or information through fraud or other means of deception. The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly evolving, and may be difficult to anticipate or to detect for long periods of time. We may not be able to prevent all data security breaches or misuse of data. For example, during 2021, we identified malware on our system resulting from a cyberattack. We successfully quarantined the malware without disruption to our operations. However, this quarantine breach required a rebuild of a triple-redundant server. While moving one of our critical systems to a newly rebuilt server, we experienced a server outage that resulted in approximately 1,700 flight cancellations. We estimate the impact of the outage negatively impacted our 2021 financial results by approximately $15 million (pre-tax). We did not have a similar cybersecurity event during the year ended December 31, 2022. Although we have changed our procedures related to migrating critical systems to new servers, we cannot assure a similar outage will not reoccur. The compromise of our technology systems resulting in the loss, disclosure, misappropriation of, or access to, customers’, employees’ or business partners’ information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disruption to our operations and damage to our reputation, any or all of which could adversely affect our business and financial condition.

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

The terrorist attacks of September 11, 2001 and their aftermath have negatively impacted the airline industry in general, including our operations. The primary effects experienced by the airline industry include a substantial loss of passenger traffic and revenue. If additional terrorist attacks are launched against the airline industry, there will be lasting consequences of such attacks, which may include loss of life, property damage, increased security and insurance costs, increased concerns about future terrorist attacks, increased government regulation and airport delays due to heightened security. Additional terrorist attacks and the fear of such attacks could negatively impact the airline industry, and result in further decreased passenger traffic and yields, increased flight delays or cancellations associated with new government mandates, as well as increased security, fuel and other costs. We cannot provide any assurance that these events will not harm the airline industry generally or our operations or financial condition in particular.

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

As of December 31, 2022, 375 out of our total 517 aircraft in scheduled service were operating under a capacity purchase arrangement or a prorate agreement with either United or Delta. If our code-share relationship with United or Delta were terminated, we would be significantly impacted and likely would not have an immediate source of revenue or earnings to offset such loss. A termination of either of these relationships would likely have a material adverse effect on our financial condition, operating revenues and net income unless we are able to enter into satisfactory substitute arrangements for the utilization of the affected aircraft by other code-share partners, or, alternatively, obtain the airport facilities and gates and make the other arrangements necessary to fly as an independent airline. We may not be able to enter into substitute code-share arrangements, and any such arrangements we might secure may not be as favorable to us as our current agreements. Operating an airline independent from major airline partners would be a significant departure from our business plan and would likely require significant time and resources and may not be a viable alternative.

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

Reduced utilization levels of our aircraft under our capacity purchase agreements with our major airline partners would have a material adverse impact on the results of our operations and financial condition.

Under our capacity purchase agreements with our major airline partners, a portion of our compensation is based on pre-determined rates that are applied to our production, such as block hours, for the period. We also receive fixed monthly payments related to overhead costs and aircraft ownership costs from our major airline partners. Reduced utilization of our aircraft under our capacity purchase agreements will likely have a material adverse impact on the results of our operations and financial condition. During the year ended December 31, 2022, we amended our capacity purchase agreements with certain major airline partners that reduced certain future contractual fixed monthly payments and increased future contractual variable payments. A compensation structure that is weighted more to utilization and less to fixed payments could have a material adverse impact on the results of our operations and financial condition if utilization levels decrease. Additionally, amendments to our capacity purchase agreements that result in changes to our future scheduled fixed monthly payments will likely impact the timing of our revenue recognition. During the year ended December 31, 2022, the revenue we recognized was $29.3 million less than the fixed monthly cash payments received, primarily due to the capacity purchase agreement amendments we executed during the 2022 year. We currently anticipate we will continue to defer recognition of revenue for certain fixed monthly cash payments throughout 2023.

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

Various factors could change our major airline partners’ long-term strategy in using regional aircraft to support their network objectives. Such changes could result in a reduction in the number of regional aircraft our major airline partners operate in the future. If our major airline partners’ future strategies include a material reduction in regional aircraft generally or for specific aircraft types, such as 50-seat regional aircraft, the resulting decrease in demand in the aircraft we operate could have a material negative impact on our business and financial condition. Additionally, future developments of electric-powered aircraft designed to operate on routes typically served by regional aircraft could impact our major airline partners’ strategy and result in a reduction of demand or increase our capital expenditures and could have a material negative impact on our business and financial condition.

Due, in part, to the dynamic nature of the airline industry, major airlines may also make other strategic changes, such as changing or consolidating hub locations. If our major airline partners were to make changes such as these in their strategy and operations, our operations and financial results could be adversely impacted.

Our prorate arrangements with our major airline partners may not return to pre-pandemic revenue levels and are terminable upon notice of 120 days or less.

Our prorate revenue, which is derived from passenger fares on flights we operate under our prorate arrangements, decreased from $409.7 million for the year ended December 31, 2021, to $349.3 million for the year ended December 31, 2022, or 14.7%. Our prorate revenue in 2022 was negatively impacted by captain attrition to other airlines, and there is no assurance our prorate revenue will return to pre-pandemic levels in 2023 or thereafter. We may continue to reduce the volume of flying under our prorate arrangements in the future based on several factors including, but not limited to, passenger demand on prorate routes and labor availability.

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

We recently formed SkyWest Charter, a subsidiary offering public charter service, that involves significant risk.

In 2022 we formed a new subsidiary, SkyWest Charter, with the intent to offer public charter service to underserved communities in the United States using CRJ200 aircraft in a 30 or less seat configuration under its own FAA operating certificate. When SkyWest Charter begins operations, which is currently expected to occur in 2023, there will be significant risks, including that SkyWest Charter may divert management’s attention or the Company’s resources from our core business and strategies and that the objectives of SkyWest Charter may not materialize or may take longer to materialize than anticipated.

Disagreements regarding the interpretation of our code-share agreements with our major airline partners could have an adverse effect on our operating results and financial condition.

Long-term contractual agreements, such as our code-share agreements, are subject to interpretation and disputes may arise under such agreements if the parties to an agreement apply different interpretations to that agreement. Those disputes may divert management’s time and resources from the core operation of the business, and may result in litigation, arbitration or other forms of dispute resolution.

We have previously experienced disagreements with our major airline partners regarding the interpretation of various provisions of our code-share agreements. Some of those disagreements have resulted in litigation, and we may be subject to additional disputes and litigation in the future. To the extent that we experience disagreements regarding the interpretation of our code-share or other agreements, we will likely expend valuable management time and financial resources in our efforts to resolve those disagreements. Those disagreements may result in litigation, arbitration, settlement negotiations or other proceedings. Furthermore, there can be no assurance that any or all of those proceedings, if commenced, would be resolved in our favor. An unfavorable result in any such proceeding could have adverse financial consequences or require us to modify our operations. Such disagreements and their consequences could have an adverse effect on our operating results and financial condition.

The airline industry is highly competitive, which could adversely affect our operating results and financial condition.

The airline industry is highly competitive. We compete with other regional airlines on various factors including, but not limited to, labor resources, including pilots and mechanics; low operating costs; financial resources, including the ability to finance aircraft at competitive terms; geographical infrastructure; and overall customer service levels relating to on-time arrival and flight completion percentages. Our major airline partners rely on us to fly passengers from various locations into their hubs under our code-share agreements at competitive terms. We not only compete with other regional airlines, some of which are owned by or operated as code-share partners of major airlines, but we also indirectly face competition from low-cost carriers, such as Southwest, Allegiant, Spirit, JetBlue and others, who compete with our major airline partners on many routes we operate. Certain of our competitors, including wholly-owned regional airline subsidiaries of our major airline partners, may have access to significantly greater financial and other resources than we do. Moreover, federal deregulation of the industry allows competitors to rapidly enter our markets and to quickly discount and restructure fares. The inability to remain competitive on the various factors valued by our major airline partners could adversely affect our operating results and financial condition.

Risks Related to Our Operating Costs and Personnel

Increases in labor costs, including pilot costs, flight attendant costs, maintenance costs and overhead costs may result in lower operating margins under our capacity purchase contracts.

Our business is labor intensive, requiring large numbers of pilots, flight attendants, mechanics and other personnel. Labor costs constitute a significant percentage of our total operating costs. Increases in our labor costs could result in a material reduction in our earnings. For example, during the year ended December 31, 2022 and 2021, our salary, wage and benefit costs constituted approximately 42.9% and 40.5% of our total operating costs, respectively. In September 2022, we entered into a collective bargaining agreement with our pilots, increasing the pay rates for pilots. Our inability to offset increased labor costs through rate increases under our capacity purchase agreements with all our major airline partners could negatively impact our operating costs. Currently, we believe our labor costs are competitive relative to other regional airlines. However, we cannot provide assurance that our labor costs going forward will remain competitive because of changes in supply and demand for labor in the regional industry. We compete against other airlines and businesses for labor in many highly skilled positions. If we are unable to hire, train and retain qualified employees at a reasonable cost, sustain employee engagement in our strategic vision, or if we are unsuccessful at implementing succession plans for our key staff, we may be unable to grow or sustain our business. Labor costs to recruit, incentivize and retain skilled employees may significantly increase in the future due to increased competition for the limited number of qualified industry personnel. Attrition rates that exceed our ability to hire and replace applicable workgroups could negatively impact our ability to generate revenue, negatively impact our operating results, increase our training and labor costs and our business prospects could be harmed.

Additionally, under our capacity purchase contracts with United, Delta, American and Alaska, a portion of our compensation is based upon pre-determined rates typically applied to production statistics (such as departures, block hours, flight hours and number of aircraft in service each month). The primary operating costs intended to be compensated by the pre-determined rates include labor costs, including crew training costs, certain aircraft maintenance expenses, and overhead costs. During the year ended December 31, 2022, approximately 91.8% of our code-share operating costs were reimbursable at pre-determined rates and 8.2% of our code-share operating costs were directly reimbursed costs, often referred to as pass-through costs. Additionally, our aircraft maintenance costs may increase annually as our fleet ages at a higher rate than our pre-determined rates allow. Also, on an individual aircraft basis, various in-depth maintenance procedures are typically scheduled to occur at multi-year intervals, which can result in maintenance expense fluctuations year-to-year. If our operating costs for labor, aircraft maintenance and overhead costs exceed the compensation earned from our pre-determined rates under our capacity purchase arrangements, our financial position and operating results will be negatively affected.

Increased labor costs, pilot and other labor availability, labor disputes and unionization of our workforces may adversely affect our ability to conduct our business and reduce our profitability.

Our business is labor intensive, requiring large numbers of pilots, flight attendants, maintenance technicians and other personnel. Any new collective bargaining agreements entered into by other regional carriers with their work forces may also result in higher industry wages and increased pressure on us to increase the wages and benefits of our employees. Future agreements with represented employees may be on terms that are not as attractive as our current agreements or comparable to agreements entered into by our competitors. Notably, in September 2022, we entered into a collective bargaining agreement with our pilots, increasing the pay rates for pilots. The amended collective bargaining agreement is anticipated to result in an increase to our pilot costs. For illustrative purposes, under SkyWest Airlines’ amended collective bargaining agreement, the first-year pay rate for first officers increased from approximately $46/flight hour to $90/flight hour and the first-year CRJ and E175 captain pay rate increased from approximately $76/flight hour and $81/flight hour, respectively, to $140/flight hour for both CRJ and E175 captains. During the year ended December 31, 2022, we amended our capacity purchase agreements with certain major airline partners that resulted in higher compensation for our increased pilot pay rates.

SkyWest’s employees are represented by in-house associations; however, organizing efforts to join national unions among those employees occur from time to time. Such efforts will likely continue in the future and may ultimately result in some or all of our employees being represented by one or more national unions. If our employees were to unionize or be deemed to be represented by one or more national unions, negotiations with these unions could divert management’s attention and disrupt operations, which may result in increased operating expenses and may negatively impact our financial results. Moreover, we cannot predict the outcome of any future negotiations relating to union representation or collective bargaining agreements. Agreements reached in union-involved collective bargaining may increase our operating expenses and negatively impact our financial results.

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

Pursuant to our capacity purchase arrangements, our major airline partners have agreed to bear the economic risk of fuel price fluctuations on our contracted flights. However, we bear the economic risk of fuel price fluctuations on our prorate operations and expect to bear the economic risk of fuel price fluctuations on our charter operations. As of December 31, 2022, we operated 41 CRJ200s under a prorate agreement with United and 25 CRJ200s under a prorate agreement with Delta. Our operating and financial results with respect to these prorate arrangements can be negatively affected by the price of jet fuel in the event we are unable to increase our passenger fares. Additionally, in the event of prolonged low fuel prices, our competitors may lower their passenger ticket prices on routes that compete with our prorate or charter markets, which could negatively impact our passenger load factors.

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

As of December 31, 2022, we had a total of approximately $3.4 billion in total long-term debt obligations. Our long-term debt obligations include $3.05 billion related to the acquisition of aircraft, $155.1 million of long-term debt secured by spared engines, and $200.6 million related to borrowings under the Payroll Support Program Agreements with U.S. Department of the Treasury (“Treasury”). Excluding aircraft financed by our major airline partners that we operate for them under contract, we had 43 aircraft under long-term lease agreements as of December 31, 2022, with 32 aircraft with a lease termination date of March 31, 2024 and 11 aircraft with remaining terms up to eight years. Future minimum lease payments due under all long-term operating leases were approximately $202.9 million at December 31, 2022. At a 6.1% discount factor, which is the average rate used to approximate the implicit rates within the applicable leases, the present value of these lease obligations was equal to approximately $160.3 million at December 31, 2022. Our high level of fixed obligations could impact our ability to obtain additional financing to support additional expansion plans or divert cash flows from operations and expansion plans to service the fixed obligations.

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

Our anticipated aircraft purchases are expected to require an increase in our leverage and the related cash requirements.

As of December 31, 2022, we have firm purchase commitments for four E175 aircraft and spare engines totaling $140.3 million. Over the next several years, if we continue to add new aircraft to our fleet, we anticipate using significant amounts of capital to acquire these aircraft.

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

As of December 31, 2022, we had approximately $5.5 billion of property and equipment and related assets, net of accumulated depreciation. In accounting for these long-lived assets, we make estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. Factors indicating potential impairment include, but are not limited to, amendments to our capacity purchase agreements that impact the anticipated cash flows for our aircraft, significant decreases in the market value of the long-lived assets, a significant change in the condition of the long-lived assets and operating cash flow losses associated with the use of the long-lived assets. In the event the estimated residual value of any of our aircraft types is determined to be lower than the residual value assumptions used in our depreciation policies, the applicable aircraft type in our fleet may be impaired and may result in a material reduction in the book value of applicable aircraft types we operate or we may need to prospectively modify our depreciation policies. In 2021, we recorded a non-cash impairment of $84.6 million attributable to certain CRJ900 aircraft operating with a major airline partner as a result of contract expirations and the uncertainty about our ability to redeploy the CRJ900 aircraft with another major airline partner. An impairment on any of our aircraft types we operate or an increased level of depreciation expense resulting from a change to our depreciation policy and assumptions could result in a material negative impact to our financial results. Additionally, in 2022, we committed to a plan to sell 14 CRJ700 aircraft, resulting in a non-cash impairment of $51.4 million. Future decisions to sell aircraft could potentially result in write-downs for aircraft held-for sale.

We lease aircraft and engines to third parties and the lessee may default under the lease terms, which could negatively affect our financial condition, cash flow and results of operations.

We leased five CRJ900 aircraft, 35 CRJ700 aircraft, and engines used on CRJ aircraft to third parties as of December 31, 2022. In the event a lessee defaults under the terms of the lease agreement, we may incur additional costs, including legal and other expenses necessary to repossess the aircraft or engines, particularly if the lessee is contesting the proceedings or is in bankruptcy. We could also incur substantial maintenance, refurbishment or repair costs if a defaulting lessee fails to pay such costs and where such maintenance, refurbishment or repairs are necessary to put the aircraft or engines in suitable condition for remarketing or sale. We may also incur storage costs associated with any aircraft or engine that we repossess and are unable to place immediately with another lessee. Even if we are able to immediately place a repossessed aircraft or engine into service ourselves, or place the aircraft and engines under another lessee, we may not be able to do so at a similar or favorable lease rate. A lessee default under one of our lease agreements could negatively affect our financial condition, cash flow and results of operations.

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

We have entered into a strategic partnership with Eve UAM, an Embraer company, to develop a network of deployment for Eve UAM’s eVTOL aircraft. To support this effort, SkyWest and Eve plan to dedicate a team to focus on vehicle design, vertiport specifications, and the certification roadmap for eVTOL operations. This strategic partnership involves significant risks, including:

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

In 2022, we acquired 1,000,000 shares of common stock of Eve Holding, Inc. (“Eve”) and a warrant giving us the right to acquire 1,500,000 shares of common stock of Eve at an exercise price of $0.01 per share. The Company also received a put option from an Eve shareholder for the 1,000,000 shares of common stock of Eve payable in aircraft parts credits. The Company acquired the shares of common stock, warrant and put option (collectively, the “Eve Investments”) for $10.0 million. At December 31, 2022, the fair value of our Eve Investments was $21.4 million and reductions in the trading market price of Eve’s common stock will likely negatively impact our financial condition and net income.

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

During 2022, we produced approximately 5.5 million metric tons of CO2e primarily from jet fuel emissions, using industry emissions factors for jet fuel gallons consumed on flights we operated under our code-share agreements. Under our flying contracts, our major airline partners are responsible for fuel procurement and selection of the type of aircraft we operate and have significant control over our flight schedules. Accordingly, we anticipate our major airline partners will take responsibility for carbon emissions incurred on our contract flights. Each of our major airline partners may have different goals, strategies and timelines to reduce carbon emissions on our flights. We are largely dependent on the direction from our major airline partners regarding long-term fuel saving initiatives such as engine innovations reducing fuel consumption, use of sustainable alternative fuels, carbon sequestration programs, air traffic flow routing efficiencies, among other initiatives. Each of our major airline partners may pursue alternative strategies and goals to reduce carbon emissions on flights we operate under our code-share agreements that may impact the rate at which we are able to reduce our carbon emissions, if at all. There is no assurance our major airline partners will take responsibility for carbon emissions incurred under our contract flights and no assurance future long-term fuel saving initiatives will materialize. In the event we pursue initiatives to reduce our carbon emissions, the cost could materially and adversely affect our business plans and results of operations.

Risks Related to Dividends, Share Repurchases and Our Common Stock

We cannot assure we will resume dividend payments and/or stock repurchases in the future.

Historically, we have paid dividends and repurchased shares of our common stock in varying amounts. During 2020, 2021 and through September 30, 2022, we were restricted from paying dividends and repurchasing shares of our common stock under the Payroll Support Program Agreement and the Treasury Loan Agreement under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), the Payroll Support Program Extension Agreement under the Consolidated Appropriations Act, 2021 (the “2021 Appropriations Act”) and the Payroll Support Program 3 Agreement under the American Rescue Plan Act of 2021 (the “American Rescue Plan Act”) with Treasury.

There can be no assurance that we will resume our past practice of paying dividends on our common stock or that we will have the financial resources to pay such dividends. The future payment of dividends and the number of shares of common stock we may repurchase will depend upon our financial condition and results of operations and other factors deemed relevant by our board of directors.

If we resume paying cash dividends or resume a share repurchase program, such dividends and repurchases could affect our stock price and increase its volatility. Additionally, resuming our share repurchase program and any future dividends may reduce our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions.

Our common stock price may fluctuate significantly.

Volatility in our common stock price may prevent holders from selling shares at or above the prices paid for them. During the year ended December 31, 2022, our common stock closing price varied between a high of $41.83 and a low of $14.87. The market price of our common stock may fluctuate significantly for a variety of reasons, including: general market, political and other economic conditions; new regulatory pronouncements or changes in regulatory guidelines; announcements concerning the airline industry, our major airline partners or competitors; the market’s reaction to our quarterly or annual earnings or those of other companies in the airline industry; failure to meet financial analysts’ performance expectations or changes in recommendations by financial analysts for our common stock or the stock of other airlines; significant sales of our common stock, and other risks described in these “Risk Factors.” In recent periods, the stock market has experienced extreme declines and volatility, significantly impacting the market price of securities issued by many companies, including us and other companies in our industry.

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

If Treasury exercises its option to purchase shares of our common stock under warrants previously issued to Treasury, such exercise will be dilutive to our shareholders. As of December 31, 2022, Treasury has not exercised any of the warrants issued.

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

We have guaranteed the indebtedness of third parties that may default on their debt and require us to pay.

In 2022, we agreed to guarantee $19.8 million of debt for a 14 CFR Part 135 air carrier. The debt is secured by the Part 135 air carrier’s aircraft and engines and has a five-year term. The purpose of the arrangement is to increase the potential number of commercial pilots in the Company’s hiring pipeline. In the event of default, if we are unable to sell the collateral, or the fair value is less than the required payment, it could negatively impact our financial condition and financial results. Additionally, there is no guarantee that the relationship with this entity will have a favorable effect on our ability to recruit pilots.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Flight Equipment

As of December 31, 2022, our fleet used by our SkyWest Airlines segment under our code-share agreements consisted of the following types of owned and leased aircraft:

	Number of	Number of		Scheduled	Average
	Owned	Leased	Passenger	Flight	Cruising	Average
Aircraft Type	Aircraft	Aircraft	Capacity	Range (miles)	Speed (mph)	Age (years)
E175s	205	31	70-76	2,100	530	4.9
CRJ900s	16	25	70-76	1,500	530	12.0
CRJ700s	77	27	65-70	1,600	530	17.3
CRJ200s	130	6	50	1,500	530	20.2

Several factors may impact our fleet size throughout 2023 and thereafter, including, but not limited to, contract expirations that are not renewed, labor shortages, reductions in our prorate fleet, lease expirations that are not extended and growth opportunities. Our actual future fleet size and/or mix of aircraft types and future aircraft scheduled utilization will likely vary, and may vary materially, from our current fleet size and/or mix and aircraft utilization.

Ground Facilities

We lease many of the buildings and associated land that we occupy. Most of these leases are for facilities at airports with various government agencies that control the use of the airport. We lease maintenance, training and office facilities in Salt Lake City, Utah, and we lease additional maintenance facilities in Boise, Idaho; Fresno, California; Tucson, Arizona; Chicago, Illinois; Detroit, Michigan; Nashville, Tennessee; South Bend, Indiana; and Fort Wayne,

Indiana. We also lease ticket counters, passenger hold rooms, operating areas and other terminal space in many of the airports that we serve.

We own our corporate headquarters facilities located in St. George, Utah and a maintenance accessory shop facility in Salt Lake City, Utah. We also own maintenance facilities on land leases with airport authorities in Milwaukee, Wisconsin; Oklahoma City, Oklahoma; and Colorado Springs, Colorado.

ITEM 3. LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities. As of December 31, 2022, our management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on our financial position, liquidity or results of operations. However, the ultimate resolution of these matters is inherently uncertain.

ITEM 4. MINE SAFETY DISCLOSURES

The disclosure required by this item is not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on The Nasdaq Global Select Market under the symbol “SKYW.” As of February 10, 2023, there were approximately 3,917 stockholders of record of our common stock. Securities held of record do not include shares held in securities position listings. The transfer agent for our common stock is Zions First National Bank, Salt Lake City, Utah.

Dividends

The Company did not declare dividends for the years ended December 31, 2021 and 2022. Pursuant to the terms of our agreements with Treasury, the Company was restricted from paying dividends through September 30, 2022. There can be no assurance that we will pay dividends in the future.

Issuer Purchases of Equity Securities

Our Board of Directors has adopted a stock repurchase program which authorizes the Company to repurchase shares of our common stock in the public market or in private transactions, from time to time, at prevailing prices. Our stock repurchase program was authorized in 2019 for the repurchase of up to $250.0 million of our common stock. As of December 31, 2022, we had repurchased 1,966,353 shares of our common stock for $110.4 million under this authorization. No shares of common stock were repurchased under our repurchase program during the twelve months ended December 31, 2022. We may resume stock repurchases under our 2019 program now that the restrictions under our agreements with Treasury have lapsed.

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

The following graph compares the cumulative total shareholder return on our common stock over the five-year period ended December 31, 2022, with the cumulative total return during such period of the Nasdaq Stock Market (U.S. Companies) and the Nasdaq Stock Market Transportation Index. The following graph assumes an initial investment of $100.00 with dividends reinvested. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

	INDEXED RETURNS
	Base
	Period	Years Ending
Company Name / Index	2017	2018	2019	2020	2021	2022
SkyWest, Inc.	100	84.50	123.72	77.43	75.49	31.71
NASDAQ Composite	100	97.16	132.81	192.47	235.15	158.65
NASDAQ Transportation Index	100	90.96	114.55	149.90	189.54	160.39

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents factors that had a material effect on our results of operations during the years ended December 31, 2022 and 2021. Also discussed is our financial condition as of December 31, 2022 and 2021. You should read this discussion in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this Report or incorporated herein by reference. This discussion and analysis contains forward-looking statements. Please refer to the sections of this Report entitled “Cautionary Statement Concerning Forward-Looking Statements” and “Item 1A. Risk Factors” for discussion of some of the uncertainties, risks and assumptions associated with these statements.

This section of this Annual Report on Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Annual Report on Form 10-K can be found in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Overview

We have the largest regional airline operation in the United States. As of December 31, 2022, we offered scheduled passenger and air freight service with approximately 1,620 total daily departures to destinations in the United

States, Canada, and Mexico. As of December 31, 2022, we had 625 total aircraft in our fleet, including 517 aircraft in scheduled service or under contract under our code-share agreements, summarized as follows:

	E175	CRJ900	CRJ700	CRJ200	Total
United	90	—	19	111	220
Delta	84	41	5	25	155
American	20	—	80	—	100
Alaska	42	—	—	—	42
Aircraft in scheduled service or under contract	236	41	104	136	517
Leased to third parties	—	5	35	—	40
Other*	—	3	28	37	68
Total Fleet	236	49	167	173	625

*As of December 31, 2022, other aircraft included: supplemental spare aircraft supporting our code-share agreements that may be used in future code-share or leasing arrangements, aircraft transitioning between code-share agreements with our major airline partners, aircraft held for sale, or aircraft that are scheduled to be disassembled for use as spare parts.

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

During the 2022 calendar year, we made changes to our fleet count under our flying agreements, including the addition of 25 new E175 aircraft. Additionally, during the 2022 calendar year, we increased the number of CRJ700 aircraft we leased to third parties from 34 to 35 aircraft.

We anticipate our fleet will continue to evolve, as we are scheduled to add a total of three new E175 aircraft with Delta in 2023 and 2024 and one new E175 aircraft with Alaska in 2025. Timing of these anticipated deliveries may be subject to change as we are coordinating with our major airline partners in response to the COVID-19 recovery, labor availability or other factors. Our primary objective in the fleet changes is to improve our profitability by adding new E175 aircraft and used CRJ aircraft to capacity purchase agreements, and potentially removing older aircraft from service that typically require higher maintenance costs.

For the year ended December 31, 2022, approximately 42.6% of our aircraft in scheduled service or under contract were operated for United, approximately 30.0% were operated for Delta, approximately 19.3% were operated for American and approximately 8.1% were operated for Alaska.

Historically, multiple contractual relationships with major airlines have enabled us to reduce our reliance on any single major airline code and to enhance and stabilize operating results through a mix of capacity purchase arrangements and our prorate flying arrangements. For the year ended December 31, 2022, contract flying revenue and prorate revenue represented approximately 88.0% and 12.0%, respectively, of our total flying agreements revenue. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on completed block hours (measured from takeoff to landing, including taxi time), flight departures, the number of aircraft under contract and other operating measures. On prorate routes, we have more control over scheduling, pricing and seat inventories, we share passenger fares with our major airline partners according to prorate formulas and we are responsible for the operating costs of the prorate flights, including fuel and airport costs.

Financial Highlights

We had total operating revenues of $3.0 billion for the year ended December 31, 2022, a 10.7% increase compared to total operating revenues of $2.7 billion for the year ended December 31, 2021. We had net income of $73.0 million, or $1.44 per diluted share, for the year ended December 31, 2022, compared to net income of $111.9 million, or $2.20 per diluted share, for the year ended December 31, 2021. The significant items affecting our revenue and operating expenses during the year ended December 31, 2022, are outlined below:

Revenue

The number of aircraft we have in scheduled service and the number of block hours we incur on our flights are primary drivers to our flying agreements revenue under our capacity purchase agreements. The number of flights we operate and the corresponding number of passengers we carry are the primary drivers to our revenue under our prorate flying agreements. The number of aircraft we have in scheduled service or under contract under code-share agreements increased from 509 as of December 31, 2021, to 517 as of December 31, 2022; the number of block hours decreased from 1.32 million in 2010 to 1.25 million in 2022, or by 4.9%.

Our capacity purchase revenue increased $345.1 million, or 15.6%, from 2021 to 2022. The change was primarily as a result of additional aircraft operating under our capacity purchase agreements in 2022 compared to 2021 and the temporary rate reductions we provided our major airline partners under our capacity purchase agreements during the year ended December 31, 2021 for COVID-19 relief, as further described in the section of this report entitled “Results of Operations.” As a result of decreased flight schedules and passengers carried on our prorate routes, our prorate revenue decreased $60.3 million, or 14.7% in 2022, as compared to 2021.

Operating Expenses

Our total operating expenses increased $386.1 million, or 15.8% for the year ended December 31, 2022, compared to the year ended December 31, 2021. This increase was primarily due to $422.7 million in payroll support grants received from Treasury that was recorded an offset to our operating expenses for the year ended December 31, 2021. We did not have a comparable payroll support grant for the year ended December 31, 2022. Additional details regarding the increase in our operating expenses are described in the section of this Report entitled “Results of Operations.”

Fleet Activity

The following table summarizes our fleet activity for 2022:

Aircraft in Service or Under Contract	December 31, 2021	Additions	Removals	December 31, 2022
E175s	211	25	—	236
CRJ900s	44	—	(3)	41
CRJ700s	114	—	(10)	104
CRJ200s	140	—	(4)	136
Total	509	25	(17)	517

During 2022, we took delivery of 25 new E175 aircraft and placed the aircraft into service or under contract under capacity purchase agreements. We removed 10 CRJ700 aircraft, three CRJ900 aircraft and four CRJ200 aircraft from service during 2022. We are evaluating alternative uses for the aircraft removed from service.

Results of Operations

2022 Compared to 2021

Operational Statistics

The following table sets forth our major operational statistics and the associated percentages of change for the periods identified below. The decrease in block hours and departures during the year ended December 31, 2022, compared to the year ended December 31, 2021, was primarily due to labor constraints, including the number of available captains in 2022.

	For the year ended December 31,
Block hours by aircraft type:	2022	2021	% Change
E175s	635,039	613,465	3.5%
CRJ900s	101,662	116,576	(12.8)%
CRJ700s	261,036	289,902	(10.0)%
CRJ200s	256,655	299,685	(14.4)%
Total block hours	1,254,392	1,319,628	(4.9)%

Departures	739,388	749,943	(1.4)%
Passengers carried	40,064,689	36,608,918	9.4%
Passenger load factor	83.4%	74.6%	8.8	pts
Average passenger trip length (miles)	493	532	(7.3)%

Operating Revenues

The following table summarizes our operating revenue for the periods indicated (dollar amounts in thousands):

	For the year ended December 31,
	2022	2021	$ Change	% Change
Flying agreements	$2,899,837	$2,615,076	$284,761	10.9%
Lease, airport services and other	105,088	98,415	6,673	6.8%
Total operating revenues	$3,004,925	$2,713,491	$291,434	10.7%

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

We disaggregate our flying agreements revenue into the following categories (dollar amounts in thousands):

	For the year ended December 31,
	2022	2021	$ Change	% Change
Capacity purchase agreements flight operations revenue	$2,028,308	$1,678,219	$350,089	20.9%
Capacity purchase agreements aircraft lease revenue	522,193	527,173	(4,980)	(0.9)%
Prorate agreements revenue	349,336	409,684	(60,348)	(14.7)%
Flying agreements revenue	$2,899,837	$2,615,076	$284,761	10.9%

The increase in “Capacity purchase agreements flight operations revenue” of $350.1 million was primarily due to an increase in the number of E175 aircraft we operated under our contracts with our major airline partners during the year ended December 31, 2022, compared to the year ended December 31, 2021, and rate increases since December 31, 2021. From December 31, 2021 to December 31, 2022, we added 25 E175 aircraft under capacity purchase agreements. Our E175 aircraft completed block hours increased 3.5% for the year ended December 31, 2022, compared to the year ended December 31, 2021. Additionally, in response to the COVID-19 demand reduction experienced by our major airline partners in 2021, we provided temporary rate reductions to our major airline partners under our capacity purchase agreements during the year ended December 31, 2021. We did not provide our major airline partners temporary rate reductions during the year ended December 31, 2022.

The decrease in “Capacity purchase agreements aircraft lease revenue” of $5.0 million was primarily due to revenue deferred during the year ended December 31, 2022, offset by lease revenue from the 25 additional E175 aircraft placed under contract during the year ended December 31, 2022. During the year ended December 31, 2022, we amended our capacity purchase agreements with certain major airline partners that reduced certain future contractual fixed monthly payments and increased future contractual variable payments. As a result of these amendments, we deferred recognizing lease revenue on $22.1 million of the allocated fixed monthly lease payments received during the year ended December 31, 2022, under the straight-line method.

The decrease in prorate agreements revenue of $60.3 million was primarily due to the decrease in the number of prorate passengers and passenger revenue we received on routes we operated under our prorate agreements during 2022, compared to 2021. Due to labor constraints, including the number of available captains, we operated fewer aircraft under our prorate agreements during the year ended December 31, 2022, compared to the year ended December 31, 2021.

The increase in lease, airport services and other revenues of $6.7 million was primarily due an increase in the number of flights operated at locations where we were contracted to provide airport customer service during 2022 compared to 2021. We also leased 35 CRJ700 aircraft to third parties during 2022, compared to 34 CRJ700 aircraft leased to a third parties during 2021.

Operating Expenses

Individual expense components attributable to our operations are set forth in the following table (dollar amounts in thousands).

	For the year ended December 31,
	2022	2021	$ Change	% Change
Salaries, wages and benefits	$1,211,551	$986,664	$224,887	22.8%
Aircraft maintenance, materials and repairs	644,157	817,803	(173,646)	(21.2)%
Depreciation and amortization	394,552	440,198	(45,646)	(10.4)%
Aircraft fuel	108,456	107,057	1,399	1.3%
Aircraft rentals	75,353	63,357	11,996	18.9%
Airport-related expenses	71,549	104,690	(33,141)	(31.7)%
Special items	—	84,592	(84,592)	100.0%
Payroll support grant	—	(422,669)	422,669	(100.0)%
Other operating expenses	318,145	255,932	62,213	24.3%
Total operating expenses	$2,823,763	$2,437,624	$386,139	15.8%

Salaries, wages and benefits. The $224.9 million, or 22.8%, increase in salaries, wages and benefits was due to increased costs to attract and retain aviation professionals, particularly pilots. In 2022, we increased the pay rates to various workgroups, including our pilots, that resulted in an increase to our salaries, wages and benefits for the year ended December 31, 2022, compared to the year ended December 31, 2021.

Aircraft maintenance, materials and repairs. The $173.6 million, or 21.2%, decrease in aircraft maintenance expense was primarily due to reliability improvement costs incurred on a portion of SkyWest Airlines’ CRJ700 and CRJ200 fleets, such as engine maintenance expense, during the year ended December 31, 2021. As a result of the maintenance work completed in 2021, our maintenance events were lower for the year ended December 31, 2022, compared to the year ended December 31, 2021.

Depreciation and amortization. The $45.6 million, or 10.4%, decrease in depreciation and amortization expense was primarily due to certain CRJ200 aircraft that became fully depreciated after December 31, 2021. This reduction in depreciation on our CRJ200 fleet was partially offset by an increase in depreciation expense due to the acquisition of 25 new E175 aircraft and spare engines in 2022.

Aircraft fuel. The $1.4 million, or 1.3%, increase in fuel cost was primarily due to an increase in our average fuel cost per gallon from $2.49 in 2021 to $4.14 in 2022, offset by a decrease in the number of flights we operated under our prorate arrangements and the corresponding decrease in gallons of fuel we purchased. We purchase and incur expense for all fuel on flights operated under our prorate agreements. All fuel costs incurred under our capacity purchase contracts are either purchased directly by our major airline partner, or if purchased by us, we record the direct reimbursement as a reduction to our fuel expense. The following table summarizes the gallons of fuel we purchased under our prorate agreements, for the periods indicated:

	For the year ended December 31,
(in thousands)	2022	2021	% Change
Fuel gallons purchased	26,218	43,059	(39.1)%
Fuel expense	$108,456	$107,057	1.3%

Aircraft rentals. The $12.0 million, or 18.9%, increase in aircraft rentals was primarily related to a shortened expected useful life on 21 leased CRJ aircraft that are in the process of being stored prior to the lease expiration in early 2024, which resulted in an acceleration of lease expenses on those aircraft.

Airport-related expenses. Airport-related expenses include airport-related customer service costs such as outsourced airport gate and ramp agent services, airport security fees, passenger interruption costs, deicing, landing fees and station rents. For clarity, our employee airport customer service labor costs are reflected in salaries, wages and benefits and customer service labor costs we outsource to third parties are included in airport-related expenses. The $33.1 million, or 31.7%, decrease in airport-related expenses for the year ended December 31, 2022, compared to the year ended December 31, 2021, was primarily due to a decrease in subcontracted airport services, landing fees and deicing events as a result of a decrease in the number of flights we operated under our prorate arrangements.

Special items. Special items for 2021 consisted of a non-cash impairment charge on SkyWest Airlines’ CRJ900 fleet of $84.6 million.

Payroll support grant. During 2021, we entered into two Payroll Support Program Agreements with U.S. Treasury that provided certain payroll support relief payments that were recognized as a reduction in labor expense over the periods the grants intended to compensate. We recognized $422.7 million in payroll support grant proceeds we received as a reduction to our operating expenses for the year ended December 31, 2021. We did not have a comparable payroll support grant during the year ended December 31, 2022.

Other operating expenses. Other operating expenses primarily consist of property taxes, hull and liability insurance, simulator costs, crew per diem, crew hotel costs and credit loss reserves. The $62.2 million, or 24.3%, increase in other operating expenses was primarily related to an asset held for sale write-down of $51.4 million during the year ended December 31, 2022, and an increase in training expenses and simulator costs related to an increase in pilot hiring during 2022.

Summary of interest expense, interest income, other income (expense) and provision for income taxes:

Interest Expense. The $4.0 million increase in interest expense was primarily related an increase in long-term debt subsequent to December 31, 2021, as well as a higher average effective interest rate in 2022 as compared to 2021. Our average effective interest rate for 2022 and 2021 was 4.0% and 3.8%, respectively.

Interest income. Interest income increased $16.5 million, from $1.1 million during the year ended December 31, 2021, to $17.6 million during the year ended December 31, 2022. The increase in interest income was primarily related to an increase in marketable securities from $602.0 million at December 31, 2021 to $944.2 million at December 31, 2022, as well as an increase in the average interest rates attributed to our marketable securities from 2021 to 2022.

Other income (expense), net. Other income (expense), net increased $24.1 million, compared to 2021. Other income (expense), net primarily consists of the unrealized gains on our investments in other companies, income related to our investment in a joint venture with a third party and gains or losses on the sale of assets. During 2022, we recorded gains from our investments in other companies of $11.4 million and gains, net of losses, of $7.9 million on the sale of assets.

Summary of provision for income taxes:

Provision for income taxes. For the years ended December 31, 2022, and December 31, 2021, our income tax provision rates were 21.2% and 25.7%, respectively, which include the statutory federal income tax rate of 21% and other reconciling income tax items, including state income taxes and the impact of non-deductible expenses. For the year ended December 31, 2022, the decrease in our effective tax rate primarily related to the lapse of a previously recorded uncertain tax position liability of $7.3 million that was recognized as a benefit in 2022, partially offset by a $1.7 million valuation allowance on state net operating losses anticipated to expire prior to utilization recorded in 2022. Our income tax provision rate may fluctuate each reporting period based on various factors including, but not limited to, the amount of our non-deductible operating expenses, relative to our income before income taxes.

Net Income. Primarily due to the factors described above, we generated net income of $73.0 million, or $1.44 per diluted share, for the year ended December 31, 2022, compared to net income of $111.9 million, or $2.20 per diluted share, for the year ended December 31, 2021.

Our Business Segments 2022 compared to 2021:

For the years ended December 31, 2022 and 2021, our reporting segments included SkyWest Airlines and SkyWest Leasing.

Our chief operating decision maker analyzes the profitability of operating aircraft under our code-share agreements separately from the profitability of our financing new aircraft acquired through debt and cash placed under our capacity purchase agreements, currently consisting of our E175 fleet, and our return on such aircraft financing. More specifically, the SkyWest Leasing segment includes an allocation of revenue from our capacity purchase agreements attributed to our financing of new aircraft through debt and cash covered under such agreements, and the respective depreciation and interest expense of such financed aircraft. The SkyWest Leasing segment also includes the activity of acquiring and leasing used regional jet aircraft and regional aircraft engines to other entities. The SkyWest Leasing segment’s total assets and capital expenditures include new E175 aircraft acquired through the issuance of debt and our aircraft and engines leased to other entities. Additionally, aircraft removed from SkyWest Airlines operations and held for sale are included in the SkyWest Leasing segment.

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

The following table sets forth our segment data for the years ended December 31, 2022 and 2021 (in thousands):

	For the year ended December 31,
	(dollar amounts in thousands)
	2022	2021	$ Change	% Change
Operating Revenues:
SkyWest Airlines	$2,492,318	$2,192,432	$299,886	13.7%
SkyWest Leasing	512,607	521,059	(8,452)	(1.6)%
Total Operating Revenues	$3,004,925	$2,713,491	$291,434	10.7%
Operating Expenses and Interest Expense:
SkyWest Airlines	$2,537,881	$2,190,884	$346,997	15.8%
SkyWest Leasing	412,965	369,862	43,103	11.7%
Total Operating Expenses and Interest Expense (1)	$2,950,846	$2,560,746	$390,100	15.2%
Segment profit (loss):
SkyWest Airlines	$(45,563)	$1,548	$(47,111)	(3,043.3)%
SkyWest Leasing	99,642	151,197	(51,555)	(34.1)%
Total Segment Profit	$54,079	$152,745	$(98,666)	(64.6)%
Interest Income	17,605	1,114	16,491	1,480.3%
Other Income (Expense), net	20,899	(3,249)	24,148	(743.2)%
Consolidated Income Before Taxes	$92,583	$150,610	$(58,027)	(38.5)%
(1)	We include interest expense in our segment profit given our interest expense is primarily attributed to debt associated with financing aircraft under our capacity purchase agreements and revenue earned under our capacity purchase agreements is intended to compensate us for our aircraft ownership costs, including interest expense.

SkyWest Airlines Segment Profit (Loss). SkyWest Airlines segment profit decreased $47.1 million during 2022, compared to 2021, from $1.5 million segment profit for the year ended December 31, 2021 to $45.6 million segment loss for the year ended December 31, 2022. Significant items contributing to the SkyWest Airlines segment profit (loss) are set forth below.

SkyWest Airlines operating revenues increased $299.9 million, or 13.7%, from 2021 to 2022, due to the additional E175 aircraft operating under our capacity purchase agreements. Additionally, during 2021, SkyWest Airlines provided temporary rate reductions to our major airline partners under our capacity purchase agreements during the year ended December 31, 2021, in response to the COVID-19 demand reduction experienced by our major airline partners in 2021. We did not provide temporary rate reductions to our major airline partners in 2022. SkyWest Airlines’ block hour production decreased to 1,254,392, or 4.9%, for 2022 from 1,319,628 for 2021, primarily due to reduced flight schedules as a result of labor constraints, including the number of available captains.

SkyWest Airlines’ operating expenses and interest expense increased $347.0 million, or 15.8%, from 2021 to 2022 due to the following primary factors:

●	SkyWest Airlines’ salaries, wages and benefits expense increased by $224.1 million, or 22.8%, primarily due to increased costs to attract and retain aviation professionals for the year ended December 31, 2022, compared to the year ended December 31, 2021.
●	SkyWest Airlines’ aircraft maintenance, materials and repairs expense decreased by $172.1 million, or 21.6%, primarily due to reliability improvement costs incurred on a portion of SkyWest Airlines’ CRJ700 and CRJ200 fleets, such as engine maintenance expense, during the year ended December 31, 2021. As a result of the maintenance work completed in 2021, our maintenance events were lower for the year ended December 31, 2022, compared to the year ended December 31, 2021.
●	SkyWest Airlines’ depreciation and amortization expense decreased by $27.8 million, or 13.2%, primarily due to certain CRJ200 aircraft and engines that became fully depreciated during 2022.
●	SkyWest Airlines’ fuel expense increased $1.4 million, or 1.3%, due to an increase in our average fuel cost per gallon from $2.49 in 2021 to $4.14 in 2022, offset by a decrease in the number of flights we operated under our prorate arrangements and the corresponding decrease in gallons of fuel we purchased.
●	SkyWest Airlines recognized $422.7 million in payroll support grant proceeds as a reduction to our operating expenses in 2021. SkyWest Airlines did not have a comparable grant in 2022.
●	SkyWest Airlines recorded a non-cash impairment charge on its CRJ900 fleet of $84.6 million in 2021.
●	SkyWest Airlines’ remaining expenses decreased $16.6 million, or 3.9%, primarily related to a decrease in other operating costs that correspond to a decrease in our prorate operations in 2022 compared to 2021, such as subcontracted airport services, landing fees, and deicing events.

SkyWest Leasing Segment Profit. SkyWest Leasing profit decreased $51.6 million, or 34.1%, during 2022, compared to 2021. SkyWest Leasing revenue decreased $8.5 million, or 1.6%, primarily due to deferring lease revenue, offset by lease revenue from the 25 additional E175 aircraft placed under contract during the year ended December 31, 2022, compared to December 31, 2021. During the year ended December 31, 2022, we amended our capacity purchase agreements with certain major airline partners that reduced certain future contractual fixed monthly payments and increased future contractual variable payments. As a result of these amendments, we deferred recognizing lease revenue on $22.1 million of the allocated fixed monthly lease payments received during the year ended December 31, 2022, under the straight-line method.

SkyWest Leasing operating expenses and interest expense increased $43.1 million, or 11.7%, from 2021 to 2022 primarily due to a non-cash impairment charge of $51.4 million related to 14 CRJ700 aircraft that were held for sale in 2022. During 2022, the Company committed to a formal plan to sell 14 CRJ700 aircraft. The aircraft are expected to be disposed of via sale within the next 12 months and met the criteria to be classified as assets held for sale. The Company presented the assets held for sale at the lower of their current carrying value or their fair market value less costs to sell, resulting in a non-cash impairment charge.

Liquidity and Capital Resources

As of December 31, 2022, we had $1.0 billion in cash, cash equivalents and marketable securities and $70.1 million available for borrowings under our line of credit. Given our available liquidity as of December 31, 2022, we believe the working capital currently available to us will be sufficient to meet our present financial requirements, including planned capital expenditures, scheduled lease payments and debt service obligations for at least the next 12 months.

Our total of cash, cash equivalents and marketable securities increased from $860.4 million as of December 31, 2021, to $1.0 billion as of December 31, 2022, or by $186.8 million. Our total long-term debt, including current maturities increased from $3,109.2 million as of December 31, 2021, to $3,380.3 million as of December 31, 2022, or by $271.1 million, primarily due to debt issued to finance 25 new E175 aircraft and spare engines, partially offset by scheduled debt payments for the 2022 year. At December 31, 2022, our total capital mix was 44.4% equity and 55.6% long-term debt, compared to 45.5% equity and 54.5% long-term debt at December 31, 2021.

As of December 31, 2022 and 2021, we had $59.2 million and $61.4 million, respectively, in letters of credit and surety bonds outstanding with various banks and surety institutions. We had no restricted cash as of December 31, 2022 and 2021.

Sources and Uses of Cash

Cash Position and Liquidity. The following table provides a summary of the net cash provided by (used in) our operating, investing and financing activities for the years ended December 31, 2022 and 2021, and our total cash and marketable securities position as of December 31, 2022 and December 31, 2021 (in thousands).

	For the year ended December 31,
	2022	2021	$ Change	% Change
Net cash provided by operating activities	$480,376	$831,820	$(351,444)	(42.3)%
Net cash used in investing activities	(904,894)	(698,522)	(206,372)	29.5%
Net cash provided by (used in) financing activities	269,081	(90,600)	359,681	(397.0)%

	December 31,	December 31,
	2022	2021	$ Change	% Change
Cash and cash equivalents	$102,984	$258,421	$(155,437)	(60.1)%
Marketable securities	944,231	601,989	342,242	56.9%
Total	$1,047,215	$860,410	$186,805	21.7%

Cash Flows provided by Operating Activities

Our cash flows provided by operating activities was $480.4 million in 2022, compared to $831.8 million in 2021. Our operating cash flows are typically impacted by various factors including our net income, adjusted for non-cash expenses and gains such as depreciation expense, asset impairment charges, stock-based compensation expense, and gains or losses on the disposal of assets; and timing of cash payments and cash receipts attributed to our various current asset and liability accounts, such as accounts receivable, inventory, accounts payable, accrued liabilities, deferred revenue and unbilled revenue.

The decrease in our cash flow from operations in 2022 compared to 2021, was primarily due to timing of payments associated with our accounts payable and other current liabilities at the end of 2021 compared to the end of 2022, which reduced our cash flow from operations to $273.2 million in 2022. Additionally, depreciation and amortization, a non-cash adjustment to reconcile to net income, decreased to $394.6 million during 2022 from $440.2 million during 2021.

Cash Flows used in Investing Activities

Our cash flows used in investing activities was $904.9 million in 2022, compared to $698.5 million in 2021. Our investing cash flows are typically impacted by various factors including our capital expenditures, such as the acquisition of aircraft and spare engines; deposit payments and refunds of previously made deposits on new aircraft; purchase and sales of marketable securities; proceeds from the sale of assets; and timing of cash payments and cash receipts attributed to our various long-term asset and long-term liability accounts.

The increase in our cash flow used in investing activities in 2022 compared 2021, was primarily due to an increase in cash used for purchases of marketable securities, net of sales of marketable securities, of $354.2 million, resulting from the transfer of cash into marketable securities accounts. Cash used in purchases of marketable securities, net of sales of marketable securities was $346.0 million in 2022, compared to cash provided by sales of marketable securities, net of purchases of marketable securities of $8.2 million in 2021. Additionally, cash used on new aircraft deposits, net of previously made deposits applied towards acquired aircraft, provided $101.3 million of cash during 2022 compared to using $92.7 million of cash during 2021, based on the timing of new aircraft orders and aircraft deliveries.

Cash Flows provided by (used in) Financing Activities

Our cash flows provided by financing activities was $269.1 million in 2022, compared to cash used in financing activities of $90.6 million in 2021. Our financing cash flows are typically impacted by various factors including proceeds from issuance of debt, principal payments on debt obligations, repurchases our common stock and payment of cash dividends.

The $359.7 million increase in cash provided by financing activities for the year ended December 31, 2022, compared to the year ended December 31, 2021, was primarily due to an increase of $234.5 million in proceeds from the issuance of long-term debt primarily related to the acquisition of 25 E175 aircraft and an increase in debt secured by engines during 2022. Additionally, cash used for principal payments on long-term debt decreased $125.5 million from the year ended December 31, 2021, to the year ended December 31, 2022, primarily due to paying off a portion of our long-term debt during 2021.

Significant Commitments and Obligations

General

The following table summarizes our commitments and obligations as noted for each of the next five years and thereafter (in thousands):

	Total	2023	2024	2025	2026	2027	Thereafter
Operating lease payments for aircraft and facility obligations	$202,935	$74,557	$32,525	$15,837	$13,427	$12,291	$54,298
Firm aircraft and spare engine commitments	140,337	53,170	59,396	27,771	—	—	—
Interest commitments (1)	564,465	130,882	112,676	92,737	73,338	51,888	102,944
Principal maturities on long-term debt	3,409,311	442,360	443,642	527,564	504,269	457,326	1,034,150
Total commitments and obligations	$4,317,048	$700,969	$648,239	$663,909	$591,034	$521,505	$1,191,392
(1)	At December 31, 2022, all of our total long-term debt had fixed interest rates.

Purchase Commitments and Options

We are coordinating with our major airline partners and aircraft manufacturers on the timing of upcoming fleet deliveries under previously announced deals. The anticipated future aircraft delivery dates are subject to change. As of December 31, 2022, we had a firm purchase commitment for four E175 aircraft from Embraer with scheduled delivery dates anticipated through 2025.

At the time of each aircraft acquisition, we evaluate the financing alternatives available to us, and select one or more of these methods to fund the acquisition. In recent years, we have issued long-term debt to finance our new aircraft. At present, we intend to fund our aircraft purchase commitments through cash on hand and debt financing. Based on current market conditions and discussions with prospective leasing organizations and financial institutions, we currently believe that we will be able to obtain financing for our committed acquisitions, as well as additional aircraft. We intend to finance the firm purchase commitment for four E175 aircraft with approximately 80-85% debt and the remaining balance with cash.

Aircraft Lease and Facility Obligations

We also have significant long-term lease obligations, primarily relating to our aircraft fleet. Excluding aircraft financed by our major airline partners that we operate for them under contract, we had 43 aircraft under lease with remaining terms ranging from one year to eight years as of December 31, 2022. Future minimum lease payments due under all long-term operating leases were approximately $202.9 million at December 31, 2022. Assuming a 6.1% discount rate, which is the average incremental borrowing rate we anticipate we would have incurred on debt obtained over a similar term to acquire these assets, the present value of these lease obligations would have been equal to approximately $160.3 million at December 31, 2022.

Long-term Debt Obligations

As of December 31, 2022, we had $3.05 billion of long-term debt obligations related to the acquisition of aircraft. The average effective interest rate on those long-term debt obligations was approximately 4.0% at December 31, 2022. We also had $200.6 million of long-term debt obligations under the Payroll Support Program Agreements and $155.1 million of long-term debt secured by spare engines.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in Note 1 to our Consolidated Financial Statements included in Item 8 of this Report. Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management’s subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to revenue recognition, long-lived assets and income tax as discussed below. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results will likely differ, and could differ materially, from such estimates.

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

A portion of our compensation under our capacity purchase agreements is designed to reimburse us for the use of the aircraft we provide under such agreements. This compensation is deemed to be lease revenue, because the agreements identify the “right of use” or a specific type and number of aircraft over the agreement term. We allocate the total consideration received under our capacity purchase agreements between the lease and non-lease components based on stand-alone selling prices. A portion of the consideration received for the use of the aircraft is a fixed monthly payment per aircraft. During the year ended December 31, 2022, we amended our capacity purchase agreements with certain major airline partners that reduced certain future contractual fixed monthly payments and increased future contractual variable payments. Accordingly, we re-evaluated the allocation of the total consideration between the lease and non-lease components for the affected amended agreements, including the allocation of the consideration to the fixed and variable lease components. As a result of these amendments, we deferred recognizing lease revenue on $22.1 million of the allocated fixed monthly lease payments received during the year ended December 31, 2022, under the straight-line method.

Additionally, a portion of our compensation under our capacity purchase agreements relates to operating the aircraft, identified as the non-lease component of the capacity purchase agreement. We recognize revenue attributed to the non-lease component received as fixed monthly payments per aircraft proportionate to the number of block hours completed during each reporting period, relative to the estimated number of block hours we anticipate completing over the remaining contract term. In 2022, we deferred $18.7 million of fixed monthly payments and recognized $11.5 million of unbilled revenue. The amount of deferred revenue and unbilled revenue from fixed monthly payments we recognize will increase or decrease in future reporting periods depending on the number of block hours we complete during such reporting period and our then-current forecast of block hours we anticipate completing over the remaining contract term based on information available to us as that time.

Our revenues could be impacted by several factors, such as our flight schedules, passenger fares we receive under our prorate agreements, terminations, extensions or other amendments to our code-share agreements, our estimates used to determine the amount of revenue we defer under our capacity purchase agreements, and our ability to earn incentive payments contemplated under applicable agreements. In the event contracted rates are not finalized at a quarterly or annual financial statement date, we record that period’s revenues based on the lower of the prior period’s approved rates or our estimate of rates that will be implemented upon completion of negotiations. Also, in the event we have a reimbursement dispute with a major airline partner at a quarterly or annual financial statement date, we evaluate the dispute under established revenue recognition criteria and, provided the revenue recognition criteria have been met, we recognize revenue for that period based on our estimate of the resolution of the dispute. Our rates were finalized under our code-share agreements as of December 31, 2022.

Long-Lived Assets

As of December 31, 2022, we had approximately $5.5 billion of property and equipment and related assets net of accumulated depreciation. In accounting for these long-lived assets, we make estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the condition of the long-lived assets and operating cash flow losses associated with the use of the long-lived assets. When considering whether or not impairment of long-lived assets exists, we group similar assets together at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and compare the undiscounted cash flows for each asset group to the net carrying amount of the assets supporting the asset group. Asset groupings are done at the fleet type or contract level.

During 2022, we committed to a formal plan to sell 14 CRJ700 aircraft. The aircraft are expected to be disposed of via sale within the next 12 months. Accordingly, the Company determined the aircraft met the criteria to be classified as assets held for sale. The Company presented the $56.7 million of assets held for sale at the lower of their current carrying value or their fair market value less costs to sell and included the amount in “Other current assets” on the Company’s consolidated balance sheet. The fair values are based upon observable and unobservable inputs, including market trends and conditions. The assumptions used to determine the fair value of the assets held for sale are subject to inherent uncertainty and could produce a wide range of outcomes which the Company will continue to monitor in future periods as new information becomes available. Prior to the ultimate sale of the assets, subsequent changes in the estimate of the fair value of the assets held for sale will be recorded as a gain or loss with a corresponding adjustment to the assets’ carrying value. In connection with the classification of these assets as held for sale, the Company recorded an impairment loss of $51.4 million, which is included in “Other operating expenses” on the Company’s consolidated statements of comprehensive income and in the SkyWest Leasing segment for the year ended December 31, 2022.

Factors that may impact our estimates used for depreciation include anticipated useful lives of each aircraft type and estimated residual values of each aircraft. As we operate our aircraft under code-share agreements with our major airline partners, changes in anticipated demand by our major airline partners for regional aircraft may impact our estimated useful lives and residual values for our aircraft, spare engines and other long-lived assets.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

In the past, we have not experienced sustained material difficulties with fuel availability, and we currently expect to be able to obtain fuel at prevailing prices in quantities sufficient to meet our future needs. Pursuant to our contract flying arrangements, United, Delta, American and Alaska have agreed to bear the economic risk of fuel price fluctuations on our contracted flights. We bear the economic risk of fuel price fluctuations on our prorate operations. For each of the years ended December 31, 2022, 2021 and 2020, approximately 12%, 16% and 13% of our total flying agreements revenue was derived from prorate arrangements. For the years ended December 31, 2022, 2021 and 2020, the average price per gallon of aircraft fuel was $4.14, $2.49 and $1.89, respectively. For illustrative purposes only, we have estimated the impact of the market risk of fuel fluctuations on our prorate operations using a hypothetical increase of 25% in the price per gallon we purchase. Based on this hypothetical assumption, we would have incurred an additional $27.1 million, $26.8 million and $15.4 million in fuel expense for the years ended December 31, 2022, 2021 and 2020, respectively.

Interest Rates

As of December 31, 2022, our long-term debt had fixed interest rates. We currently intend to finance the acquisition of aircraft through manufacturer financing or long-term borrowings. Changes in interest rates may impact the actual cost to us to acquire future aircraft. To the extent we place new aircraft in service under our capacity purchase agreements with United, Delta, American, Alaska or other carriers, our capacity purchase agreements currently provide that reimbursement rates will be adjusted to reflect the interest rates effective at the closing of the respective aircraft financing. A hypothetical 50 basis point change in market interest rates would not have a material effect on our financial results.

Labor and Inflation Risk

The global economy has experienced, and continues to experience high rates of inflation. We cannot predict how long these inflationary pressures will continue, or how they may change over time, but we expect to see continued impacts on the global economy and our Company.

As a result, our costs have become, and we expect they will continue to be, subject to significant inflationary pressures, and we may not be able to fully offset such higher costs through price increases under our capacity purchase agreements. Salaries, wages and benefits expense represented 42.9% of our total operating expense for year ended December 31, 2022. For illustrative purposes, a hypothetical increase of 25% in our salaries, wages and benefits during the year ended December 31, 2022, would have increased our operating expenses by approximately $302.9 million.

In September 2022, we amended our collective bargaining agreement with our pilots, which was in effect for only a portion of the year ended December 31, 2022. The amended collective bargaining agreement is anticipated to result in an increase to our pilot costs. For illustrative purposes, under SkyWest Airlines’ amended collective bargaining agreement, the first-year pay rate for first officers increased from approximately $46/flight hour to $90/flight hour and the first-year CRJ and E175 captain pay rate increased from approximately $76/flight hour and $81/flight hour, respectively, to $140/flight hour for both CRJ and E175 captains. During the year ended December 31, 2022, we amended our capacity purchase agreements with certain major airline partners that resulted in higher compensation for our increased pilot pay rates.

Our inability or failure to offset a material increase in costs due to inflation and/or labor costs could harm our business, financial condition and operating results. Additionally, in the event we are unable to hire and retain qualified pilots or other operational personnel, including flight attendants and maintenance technicians, we may be unable to operate requested flight schedules under our capacity purchase agreements, which could result in a reduction in revenue and operating inefficiencies, such as incremental new-hire training costs, and could harm our business, financial condition and operating results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information set forth below should be read together with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” appearing elsewhere herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of SkyWest, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SkyWest, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 16, 2023 expressed an unqualified opinion thereon.

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

At December 31, 2022, the Company’s deferred revenue balance totaled $113.5 million, of which $5.2 million was presented as a component of other current liabilities and $108.3 million was included in other long-term liabilities on the balance sheet. The Company’s unbilled revenue balance totaled $19.9 million, of which $9.9 million was presented as a current asset, and $10.0 million was presented as a long-term asset on the balance sheet. As discussed in Note 1 to the consolidated financial statements, under the Company’s capacity purchase agreements, the Company is paid a fixed amount per aircraft each month over the contract term. The Company recognizes revenue related to the fixed amount per aircraft per month based upon completed block hours proportionate to total forecasted block hours over the contract term. To perform the allocation over the contract, the Company estimates revenue per block hour using historical data and forecasted flight activity and utilizing trends within the industry.

Auditing the forecasted block hours over the term of the contract, which is the primary input used in the deferred revenue calculation, required extensive audit effort due to the estimation uncertainty of the forecasted block hours over the contract term.

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

To test the Company’s estimated deferred revenue liability, we performed audit procedures that included, among others, assessing the methodology and assumptions used by the Company in the deferred revenue calculation, including testing of the forecasted block hours and validating completeness and accuracy of the underlying data used by the Company. Specifically, we compared management’s forecasted block hours to historical flight activity, existing flight schedules with partner airlines, and industry trends and publications. We evaluated management’s ability to accurately forecast flight activity by performing hindsight analyses comparing actual historical results to past forecasts. We also performed sensitivity analyses to understand the impact of fluctuations in forecasted block hours to the deferred revenue liability.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2003.

Salt Lake City, Utah

February 16, 2023

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

ASSETS

	December 31,	December 31,
	2022	2021
CURRENT ASSETS:
Cash and cash equivalents	$102,984	$258,421
Marketable securities	944,231	601,989
Receivables, net	100,523	65,348
Inventories, net	123,209	104,093
Other current assets	100,334	38,742
Total current assets	1,371,281	1,068,593

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	8,143,614	7,848,100
Deposits on aircraft	23,931	124,964
Buildings and ground equipment	265,019	256,595
Total property and equipment, gross	8,432,564	8,229,659
Less-accumulated depreciation and amortization	(2,884,084)	(2,731,060)
Total property and equipment, net	5,548,480	5,498,599

OTHER ASSETS:
Operating lease right-of-use assets	151,928	238,516
Long-term receivables and other assets	342,864	320,239
Total other assets	494,792	558,755
Total assets	$7,414,553	$7,125,947

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(Dollars in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,	December 31,
	2022	2021
CURRENT LIABILITIES:
Current maturities of long-term debt	$438,502	$391,798
Accounts payable	422,001	496,333
Accrued salaries, wages and benefits	186,285	150,583
Current maturities of operating lease liabilities	71,726	78,886
Taxes other than income taxes	20,480	28,869
Other current liabilities	33,549	48,152
Total current liabilities	1,172,543	1,194,621

LONG-TERM DEBT, net of current maturities	2,941,772	2,717,420

DEFERRED INCOME TAXES PAYABLE	687,060	663,236

NONCURRENT OPERATING LEASE LIABILITIES	88,622	158,274

OTHER LONG-TERM LIABILITIES	176,925	124,882

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 82,592,830 and 82,335,970 shares issued as of December 31, 2022, and December 31, 2021, respectively	734,426	722,310
Retained earnings	2,236,869	2,163,916
Treasury stock, at cost, 31,994,416 and 31,956,047 shares as of December 31, 2022, and December 31, 2021, respectively	(619,862)	(618,712)
Accumulated other comprehensive loss	(3,802)	—
Total stockholders’ equity	2,347,631	2,267,514
Total liabilities and stockholders’ equity	$7,414,553	$7,125,947

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
OPERATING REVENUES:
Flying agreements	$2,899,837	$2,615,076	$2,060,801
Lease, airport services and other	105,088	98,415	66,305
Total operating revenues	3,004,925	2,713,491	2,127,106
OPERATING EXPENSES:
Salaries, wages and benefits	1,211,551	986,664	826,109
Aircraft maintenance, materials and repairs	644,157	817,803	618,989
Depreciation and amortization	394,552	440,198	474,959
Aircraft fuel	108,456	107,057	61,739
Aircraft rentals	75,353	63,357	65,316
Airport-related expenses	71,549	104,690	93,886
Special items	—	84,592	—
Payroll support grant	—	(422,669)	(345,491)
Other operating expenses	318,145	255,932	222,797
Total operating expenses	2,823,763	2,437,624	2,018,304
OPERATING INCOME	181,162	275,867	108,802
OTHER INCOME (EXPENSE):
Interest income	17,605	1,114	5,879
Interest expense	(127,083)	(123,122)	(123,173)
Other income (expense), net	20,899	(3,249)	1,165
Total other expense, net	(88,579)	(125,257)	(116,129)
INCOME (LOSS) BEFORE INCOME TAXES	92,583	150,610	(7,327)
PROVISION FOR INCOME TAXES	19,630	38,700	1,188
NET INCOME (LOSS)	$72,953	$111,910	$(8,515)

BASIC EARNINGS (LOSS) PER SHARE	$1.44	$2.22	$(0.17)
DILUTED EARNINGS (LOSS) PER SHARE	$1.44	$2.20	$(0.17)
Weighted average common shares:
Basic	50,548	50,348	50,195
Diluted	50,644	50,753	50,195

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$72,953	$111,910	$(8,515)
Net unrealized depreciation on marketable securities, net of taxes	(3,802)	—	—
TOTAL COMPREHENSIVE INCOME (LOSS)	$69,151	$111,910	$(8,515)

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

						Accumulated
						Other
	Common Stock		Retained	Treasury Stock		Comprehensive
	Shares	Amount	Earnings	Shares	Amount	Income (Loss)	Total
Balance at December 31, 2019	81,743	$686,806	$2,079,179	(31,420)	$(590,971)	$—	$2,175,014
Change in accounting principle and other (see Note 1)	—	—	(11,639)	—	—	—	(11,639)
Balance at December 31, 2019, as adjusted	81,743	$686,806	$2,067,540	(31,420)	$(590,971)	$—	$2,163,375
Net income (loss)	—	—	(8,515)	—	—	—	(8,515)
Exercise of common stock options and vested employee stock awards	287	38	—	—	—	—	38
Employee income tax paid on vested equity awards	—	—	—	(108)	(6,165)	—	(6,165)
Sale of common stock under employee stock purchase plan	65	2,781	—	—	—	—	2,781
Stock based compensation expense	—	6,802	—	—	—	—	6,802
Treasury stock purchases	—	—	—	(386)	(20,000)	—	(20,000)
Cash dividends declared ($0.14 per share)	—	—	(7,019)	—	—	—	(7,019)
Warrants issued to U.S. Treasury	—	8,248	—	—	—	—	8,248
Balance at December 31, 2020	82,095	$704,675	$2,052,006	(31,914)	$(617,136)	$—	$2,139,545
Net income	—	—	111,910	—	—	—	111,910
Exercise of common stock options and vested employee stock awards	177	606	—	—	—	—	606
Employee income tax paid on vested equity awards	—	—	—	(42)	(1,576)	—	(1,576)
Sale of common stock under employee stock purchase plan	64	2,540	—	—	—	—	2,540
Stock based compensation expense	—	8,685	—	—	—	—	8,685
Warrants issued to U.S. Treasury	—	5,804	—	—	—	—	5,804
Balance at December 31, 2021	82,336	$722,310	$2,163,916	(31,956)	$(618,712)	$—	$2,267,514
Net income	—	—	72,953	—	—	—	72,953
Exercise of common stock options and vested employee stock awards	151	142	—	—	—	—	142
Employee income tax paid on vested equity awards	—	—	—	(38)	(1,150)	—	(1,150)
Sale of common stock under employee stock purchase plan	106	2,815	—	—	—	—	2,815
Stock based compensation expense	—	9,159	—	—	—	—	9,159
Net unrealized depreciation on marketable securities, net of tax of $1,224	—	—	—	—	—	(3,802)	(3,802)
Balance at December 31, 2022	82,593	$734,426	$2,236,869	(31,994)	$(619,862)	$(3,802)	$2,347,631

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$72,953	$111,910	$(8,515)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	394,552	440,198	474,959
Stock based compensation expense	9,159	8,685	6,802
Write-off of maintenance assets	—	—	3,255
Increase (decrease) in credit loss reserves	(4,591)	(4,249)	17,087
Loss (gain) on disposal of fixed assets	(7,948)	(4,586)	445
Gain on investments in other companies	(11,380)	—	—
Net increase in deferred income taxes	23,825	37,305	6,100
Impairment on assets held for sale	51,384	—	—
Special items	—	84,592	—
Changes in operating assets and liabilities:
Decrease (increase) in receivables	(32,959)	(30,093)	26,831
Decrease (increase) in income tax receivable	7,815	(5,570)	7,225
Decrease (increase) in inventories	(16,628)	(12,897)	19,307
Decrease (increase) in other current assets	(2,871)	(1,936)	8,233
Decrease in operating lease right-of-use assets	86,588	43,846	53,647
Decrease in operating lease liabilities	(76,812)	(51,326)	(65,557)
Increase (decrease) in deferred revenue	40,812	(6,832)	110,728
Increase in unbilled revenue	(11,491)	(8,404)	—
Increase (decrease) in accounts payable and other current liabilities	(42,032)	231,177	(26,984)
NET CASH PROVIDED BY OPERATING ACTIVITIES	480,376	831,820	633,563

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(1,834,403)	(1,517,861)	(1,347,775)
Sales of marketable securities	1,488,359	1,526,057	1,170,556
Acquisition of property and equipment:
Aircraft and rotable spare parts	(632,460)	(537,574)	(425,618)
Buildings and ground equipment	(13,031)	(18,127)	(12,678)
Proceeds from the sale of property and equipment	16,983	7,117	3,239
Deposits on aircraft	(37,100)	(125,701)	(9,625)
Aircraft deposits applied towards acquired aircraft	138,383	32,962	27,858
Increase in other assets	(31,625)	(65,395)	(89,428)
NET CASH USED IN INVESTING ACTIVITIES	(904,894)	(698,522)	(683,471)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	684,502	450,032	406,364
Principal payments on long-term debt	(415,050)	(540,537)	(187,404)
Payment of debt issuance cost	(2,178)	(1,665)	(4,130)
Net proceeds from issuance of common stock	2,957	3,146	2,819
Employee income tax paid on vested equity awards	(1,150)	(1,576)	(6,165)
Purchase of treasury stock	—	—	(20,000)
Payment of cash dividends	—	—	(13,059)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	269,081	(90,600)	178,425

Increase (decrease) in cash and cash equivalents	(155,437)	42,698	128,517
Cash and cash equivalents at beginning of period	258,421	215,723	87,206
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$102,984	$258,421	$215,723

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	Year Ended December 31,
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:	2022	2021	2020
Non-cash investing and financing activities:
Acquisition of property and equipment	$16,826	$11,336	$22,187
Warrants issued to U.S. Treasury	$—	$5,804	$8,248
Cash paid during the period for:
Interest, net of capitalized amounts	$125,321	$124,918	$125,440
Income taxes	$1,166	$6,589	$1,780

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

(1) Nature of Operations and Summary of Significant Accounting Policies

SkyWest, Inc. (the “Company”), through its subsidiary, SkyWest Airlines, Inc. (“SkyWest Airlines”) operates the largest regional airline in the United States. As of December 31, 2022, SkyWest Airlines offered scheduled passenger service under code-share agreements with United Airlines, Inc. (“United”), Delta Air Lines, Inc. (“Delta”), American Airlines, Inc. (“American”) and Alaska Airlines, Inc. (“Alaska”) with approximately 1,620 total daily departures to destinations in the United States, Canada and Mexico. Additionally, the Company provides airport customer service and ground handling services for other airlines throughout its system. As of December 31, 2022, the Company had 625 total aircraft in its fleet, including 517 aircraft in scheduled service or under contract under its code-share agreements, summarized as follows:

	E175	CRJ900	CRJ700	CRJ200	Total
United	90	—	19	111	220
Delta	84	41	5	25	155
American	20	—	80	—	100
Alaska	42	—	—	—	42
Aircraft in scheduled service or under contract	236	41	104	136	517
Leased to third parties	—	5	35	—	40
Other*	—	3	28	37	68
Total Fleet	236	49	167	173	625

*As of December 31, 2022, other aircraft included: supplemental spare aircraft supporting the Company’s code-share agreements that may be used in future code-share or leasing arrangements, aircraft transitioning between code-share agreements with the Company’s major airline partners, aircraft held for sale or aircraft that are scheduled to be disassembled for use as spare parts.

For the year ended December 31, 2022, approximately 42.6% of the Company’s aircraft in scheduled service was operated for United, approximately 30.0% was operated for Delta, approximately 19.3% was operated for American and approximately 8.1% was operated for Alaska.

SkyWest Airlines has been a code-share partner with Delta since 1987, United since 1997, Alaska since 2011 and American since 2012. As of December 31, 2022, SkyWest Airlines operated as a Delta Connection carrier primarily in Salt Lake City, Detroit and Minneapolis, a United Express carrier primarily in Los Angeles, San Francisco, Denver, Houston, Chicago and the Pacific Northwest, an American carrier primarily in Chicago, Dallas, Los Angeles and Phoenix and an Alaska carrier primarily in the Pacific Northwest.

SkyWest Airlines operates the following aircraft manufactured by Bombardier: CRJ900s, CRJ700s and CRJ200s, and E175s manufactured by Embraer. The CRJ700, CRJ900 and E175 aircraft have a dual-class seat configuration typically configured with 65 to 76 seats. The CRJ200 is a single-class 50-seat aircraft.

Basis of Presentation

The Company’s consolidated financial statements include the accounts of the Company and the SkyWest Airlines and SkyWest Leasing segments, with all inter-company transactions and balances having been eliminated.

In preparing the accompanying consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after December 31, 2022, through the filing date of the Company’s annual report with the U.S. Securities and Exchange Commission.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates and assumptions.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had no restricted cash as of December 31, 2022 and 2021.

Marketable Securities

The Company’s investments in debt securities are classified as available-for-sale and are reported at fair market value with the net unrealized depreciation reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. At the time of sale, any realized appreciation or depreciation, calculated by the specific identification method, is recognized in other income and expense. The Company’s position in marketable securities as of December 31, 2022 and 2021 was as follows (in thousands):

		Gross unrealized	Gross unrealized
At December 31, 2022	Amortized Cost	holding gains	holding losses	Fair market value
Marketable securities:
Bond and bond funds	$629,280	$—	$(5,026)	$624,254
Commercial Paper	319,977	—	—	319,977
Total marketable securities	$949,257	$—	$(5,026)	$944,231

		Gross unrealized	Gross unrealized
At December 31, 2021	Amortized Cost	holding gains	holding losses	Fair market value
Marketable securities:
Bond and bond funds	$54,673	$—	$—	$54,673
Commercial Paper	547,316	—	—	547,316
Total marketable securities	$601,989	$—	$—	$601,989

As of December 31, 2022 and 2021, the Company had classified $944.2 million and $602.0 million of marketable securities, respectively, as short-term because it had the intent to maintain a liquid portfolio and the ability to redeem the securities within one year.

Inventories

Inventories include expendable parts, fuel and supplies and are valued at cost (FIFO basis) less an allowance for obsolescence based on historical results, excess parts and management’s expectations of future operations. Expendable inventory parts are charged to expense as used. An obsolescence allowance for flight equipment expendable parts is accrued based on estimated lives of the corresponding fleet types and salvage values. The inventory allowance as of December 31, 2022 and 2021, was $24.2 million and $23.0 million, respectively.

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

Impairment of Long-Lived Assets

As of December 31, 2022, the Company had approximately $5.5 billion of property and equipment, net. In accounting for these long-lived assets, the Company makes estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the condition of the long-lived assets and operating cash flow losses associated with the use of the long-lived assets. On a periodic basis, the Company evaluates whether impairment indicators are present. When considering whether or not impairment of long-lived assets exists, the Company groups similar assets together at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and compare the undiscounted cash flows for each asset group to the net carrying amount of the assets supporting the asset group. Asset groupings are done at the aircraft type level.

During 2022, the Company committed to a plan to sell 14 CRJ700 aircraft, resulting in an impairment on the assets held for sale of $51.4 million. See Note 9, “Assets Held for Sale” for more information on the assets held for sale.

During 2021, the Company recorded an impairment charge of $84.6 million to write-down certain CRJ900 aircraft to their estimated fair value. See Note 10, “Special Items” for more information on the CRJ900 impairment.

Capitalized Interest

Interest is capitalized on aircraft purchase deposits as a portion of the cost of the asset and is depreciated over the estimated useful life of the asset. During the years ended December 31, 2022 and 2021, the Company capitalized interest costs of approximately $1.9 million, and during the year ended December 31, 2020, the Company capitalized interest costs of approximately $1.7 million.

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

The costs of maintenance for airframe and avionics components, landing gear and other recurring maintenance are expensed as incurred. In 2020, the Company wrote-off $3.7 million of long-lived maintenance assets at maintenance locations the Company vacated during the year as a maintenance expense. There was not a similar expense in 2022 and 2021.

Flying Agreements and Airport Customer Service and Other Revenues

The Company recognizes revenue under its flying agreements and under its lease, airport services and other service agreements when the service is provided under the applicable agreement. Under the Company’s capacity purchase agreements with United, Delta, American and Alaska (each, a “major airline partner”), the major airline partner generally pays the Company a fixed-fee for each departure, flight hour (measured from takeoff to landing, excluding taxi time) or block hour (measured from takeoff to landing, including taxi time) incurred, and an amount per aircraft in service each month with additional incentives based on flight completion and on-time performance. The major airline partner also directly pays for or reimburses the Company for certain direct expenses incurred under the capacity purchase agreement, such as fuel, airport landing fees and airport rents. Under the capacity purchase agreements, the Company’s performance obligation is met when each flight is completed, measured in completed block hours, and is reflected in flying agreements revenue. The transaction price for the capacity purchase agreements is determined from the fixed-fee consideration, incentive consideration and directly reimbursed expenses earned as flights are completed over the agreement term. For the years ended December 31, 2022, 2021 and 2020, capacity purchase arrangements represented approximately 88.0%, 84.3% and 87.0% of the Company’s flying agreements revenue, respectively.

Under the Company’s prorate arrangements (also referred to as a “prorate” or “revenue-sharing” agreement), the major airline partner and the Company negotiate a passenger fare proration formula, pursuant to which the Company receives a percentage of the ticket revenues for those passengers traveling for one portion of their trip on a Company airline and the other portion of their trip on the major airline partner. Under the Company’s prorate flying agreements, the performance obligation is met and revenue is recognized when each flight is completed based upon the portion of the prorate passenger fare the Company determines that it will receive for each completed flight. The transaction price for the prorate agreements is determined from the proration formula derived from each passenger ticket amount on each completed flight over the agreement term. For the years ended December 31, 2022, 2021 and 2020, prorate flying agreements represented approximately 12.0%, 15.7%, and 13.0% of the Company’s flying agreements revenue, respectively.

The following table represents the Company’s flying agreements revenue by type for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	For the year ended December 31,
	2022	2021	2020
Capacity purchase agreements flight operations revenue (non-lease component)	$2,028,308	1,678,219	1,265,923
Capacity purchase agreements fixed aircraft lease revenue	504,529	527,173	526,018
Capacity purchase agreements variable aircraft lease revenue	17,664	—	—
Prorate agreements revenue	349,336	409,684	268,860
Flying agreements revenue	$2,899,837	$2,615,076	$2,060,801

The Company allocates the total consideration received under its capacity purchase agreements between the lease and non-lease components based on stand-alone selling prices. A portion of the Company’s compensation under its capacity purchase agreements is designed to reimburse the Company for certain aircraft ownership costs. The consideration for aircraft ownership costs varies by agreement but is intended to cover either the Company’s aircraft principal and interest debt service costs, its aircraft depreciation and interest expense or its aircraft lease expense costs while the aircraft is under contract. The consideration received for the use of the aircraft under the Company’s capacity purchase agreements is accounted for as lease revenue, inasmuch as the agreements identify the “right of use” of a specific type and number of aircraft over a stated period of time. The lease revenue associated with the Company’s capacity purchase agreements is accounted for as an operating lease and is reflected as flying agreements revenue on the Company’s consolidated statements of comprehensive income (loss). During the year ended December 31, 2022, the Company amended its capacity purchase agreements with certain major airline partners that reduced certain contractual fixed monthly payments and increased certain contractual variable payments. Accordingly, the Company re-evaluated the allocation of the total consideration between the lease and non-lease components for the amended agreements, including the allocation of the consideration to the fixed and variable lease components. As a result of these amendments, the Company deferred recognizing lease revenue on $22.1 million of the allocated fixed monthly lease payments received during the year ended December 31, 2022, under the straight-line method. The Company has not separately stated aircraft rental income and aircraft rental expense in the consolidated statement of comprehensive income (loss) because the use of the aircraft is not a separate activity of the total service provided under the capacity purchase agreements.

A portion of the Company’s compensation under its capacity purchase agreements relates to operating the aircraft, identified as the non-lease component of the capacity purchase agreement. The Company recognizes revenue attributed to the non-lease component received as fixed-fees for each departure, flight hour or block hour on an as-completed basis for each reporting period. The Company recognizes revenue attributed to the non-lease component received as fixed monthly payments per aircraft proportionate to the number of block hours completed during each reporting period, relative to the estimated number of block hours the Company anticipates completing over the remaining contract term. Due to the lower number of block hours completed during 2020 as a result of the COVID-19 pandemic compared to historical levels, the amount of cash collected for the fixed amount per aircraft for operating the aircraft did not align with revenue recognized based on block hours completed. Accordingly, the Company deferred recognizing revenue on fixed monthly payments the Company received for operating the aircraft under its capacity purchase agreements beginning in 2020. In 2022, the Company deferred $18.7 million of fixed monthly payments under certain agreements and recognized $11.5 million of unbilled revenue under certain other agreements, compared to recognizing previously deferred revenue of $6.8 million and $8.4 million of unbilled revenue in 2021. The Company’s deferred revenue and unbilled revenue balance is measured on a contract-by-contract basis and will be recognized based on the number of block hours completed during each period relative to the estimated number of block hours the Company anticipates completing over the remaining respective contract terms.

The Company’s total deferred revenue balance, as of December 31, 2022, was $144.7 million, including $5.2 million in other current liabilities and $139.5 million in other long-term liabilities. The Company’s unbilled revenue balance as of December 31, 2022, was $19.9 million, including $9.9 million in other current assets and $10.0 million in other long-term assets. The Company’s deferred revenue balance as of December 31, 2021, was $103.9 million, including $24.5 million in other current liabilities and $79.4 million in other long-term liabilities. The Company’s unbilled revenue balance as of December 31, 2021, of $8.4 million was included in other long-term assets.

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

The following summarizes the significant provisions of each code-share agreement the Company has with each major airline partner through SkyWest Airlines:

United Express Agreements

Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
United Express Agreements (capacity purchase agreement)	• E175 • CRJ 700 • CRJ 200	90 19 70	• Individual aircraft have scheduled removal dates under the agreement between 2024 and 2029 • The average remaining term of the aircraft under contract is 3.5 years
United Express Prorate Agreement (prorate agreement)	• CRJ 200	41*	• Terminable with 120-day notice
Total under United Express Agreements		220

Delta Connection Agreements

Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
Delta Connection Agreement (capacity purchase agreement)	• E175 • CRJ 900 • CRJ 700	84 41 5	• Individual aircraft have scheduled removal dates from 2023 to 2033 • The average remaining term of the aircraft under contract is 5.6 years
Delta Connection Prorate Agreement (prorate agreement)	• CRJ 200	25*	• Terminable with 30-day notice
Total under Delta Connection Agreements		155

American Capacity Purchase Agreement

Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
American Agreement (capacity purchase agreement)	• E175 • CRJ 700	20 80	• Individual aircraft have scheduled removal dates from 2023 to 2032 • The average remaining term of the aircraft under contract is 4.3 years
Total under American Agreement		100

Alaska Capacity Purchase Agreement

Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
Alaska Agreement (capacity purchase agreement)	• E175	42	• Individual aircraft have scheduled removal dates from 2030 to 2034 • The average remaining term of the aircraft under contract is 8.8 years

* The Company’s prorate agreements are based on specific routes, not a specific aircraft count. The number of aircraft listed above for each prorate agreement approximates the number of aircraft the Company uses to serve the prorate routes.

In addition to the contractual arrangements described above, as of December 31, 2022, SkyWest Airlines has a capacity purchase agreement with Delta to place a total of three additional E175 aircraft into service, with delivery dates currently scheduled in 2023 and 2024. SkyWest Airlines has a capacity purchase agreement with Alaska to place one additional E175 aircraft into service with a delivery date currently scheduled for 2025. Final delivery and in-service dates for aircraft to be placed under contract may be adjusted based on various factors.

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

Lease, airport services and other revenues primarily consists of revenue generated from aircraft and spare engines leased to third parties and airport customer services, such as gate and ramp agent services at applicable airports where the Company has agreements with third parties. The following table represents the Company’s lease, airport services and other revenues for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	For the year ended December 31,
	2022	2021	2020
Operating lease revenue relating to lease payments	$48,714	$46,532	$34,791
Operating lease revenue relating to variable lease payments	17,050	19,998	5,710
Airport customer service and other revenue	39,324	31,885	25,804
Lease, airport services and other	$105,088	$98,415	$66,305

The following table summarizes future minimum rental income under operating leases primarily related to leased aircraft and engines that had remaining non-cancelable lease terms as of December 31, 2022 (in thousands):

2023	$45,900
2024	45,177
2025	40,207
2026	34,640
2027	34,619
Thereafter	86,182
$286,725

Of the Company’s $5.5 billion of property and equipment, net as of December 31, 2022, $221.0 million of regional jet aircraft and spare engines were leased to third parties under operating leases. The Company’s mitigation strategy for the residual asset risks of these assets includes leasing aircraft and engine types that can be operated by the Company in the event of a default. Additionally, the operating leases typically have specified lease return condition requirements paid by the lessee to the Company and the Company typically maintains inspection rights under the leases.

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

As of December 31, 2022, the Company had $100.5 million in accounts receivable of which $73.7 million related to flying agreements. As of December 31, 2021, the Company had $65.3 million in accounts receivable of which $50.8 million related to flying agreements.

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

The Company monitors publicly available credit ratings for entities for which the Company has a significant receivable balance. As of December 31, 2022, the Company had gross receivables of $122.5 million in current assets and gross receivables of $210.5 million in other long-term assets. The Company has established credit loss reserves based on publicly available historic default rates issued by a third party for companies with similar credit ratings, factoring in the term of the respective accounts receivable or note receivable. During the year ended December 31, 2022, there were no significant changes in the outstanding accounts receivable or notes receivable or the credit ratings of the entities.

The following table summarizes the changes in allowance for credit losses:

Allowance for Credit Losses
Balance at January 1, 2020	15,388
Adjustments to credit loss reserves	30,837
Write-offs charged against allowance	—
Balance at December 31, 2020	$46,225
Adjustments to credit loss reserves	(4,249)
Write-offs charged against allowance	—
Balance at December 31, 2021	$41,976
Adjustments to credit loss reserves	(4,591)
Write-offs charged against allowance	—
Balance at December 31, 2022	$37,385

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

	Year Ended December 31,
	2022	2021	2020
PSP1 and Treasury Loan Warrants (1)	437	—	582
PSP2 Warrants (2)	125	—	—
PSP3 Warrants (3)	78	78	—
Employee Stock Awards	219	—	314
Total antidilutive securities	859	78	896
(1)	Pursuant to the payroll support program established under the CARES Act (“PSP1”) and Loan and Guarantee Agreement with the U.S. Department of the Treasury (“U.S. Treasury”), SkyWest issued to Treasury warrants to purchase shares of SkyWest common stock for an exercise price of $28.38 per share.
(2)	Pursuant to the payroll support program established under the 2021 Consolidated Appropriations Act (“PSP2”), SkyWest issued to U.S. Treasury warrants to purchase shares of SkyWest common stock for an exercise price of $40.41 per share.
(3)	Pursuant to the payroll support program established under the American Rescue Plan (“PSP3”), SkyWest issued to U.S. Treasury warrants to purchase shares of SkyWest common stock for an exercise price of $57.47 per share.

Additionally, for the years ended December 31, 2022, 2021 and 2020, 146,000, 140,000 and 178,000 performance share units (at target performance) were excluded from the computation of Diluted EPS since the Company had not achieved the minimum target thresholds as of December 31, 2022, 2021 and 2020, respectively.

The calculation of the weighted average number of common shares outstanding for Basic EPS and Diluted EPS are as follows for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net income (loss)	$72,953	$111,910	$(8,515)
Denominator:
Basic earnings per share weighted average shares	50,548	50,348	50,195
Dilution due to employee equity awards and warrants	96	405	—
Diluted earnings per share weighted average shares	50,644	50,753	50,195

Basic earnings (loss) per share	$1.44	$2.22	$(0.17)
Diluted earnings (loss) per share	$1.44	$2.20	$(0.17)

Comprehensive Income (Loss)

Comprehensive income (loss) includes charges and credits to stockholders’ equity that are not the result of transactions with the Company’s shareholders, including changes in unrealized appreciation (or depreciation) on marketable debt securities.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for receivables and accounts payable approximate fair values because of the immediate or short-term maturity of these financial instruments. Marketable securities are reported at fair value based on market quoted prices in the consolidated balance sheets. If quoted prices in active markets are no longer available, the Company has estimated the fair values of these securities utilizing a discounted cash flow analysis. These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. Certain investments in other companies are reported at fair value based on market quoted prices or using the Black Scholes Option Pricing model in the consolidated balance sheets. The fair value of the Company’s long-term debt is estimated based on current rates offered to the Company for similar debt.

Segment Reporting

GAAP requires disclosures related to components of a company for which separate financial information is available to, and regularly evaluated by, the Company’s chief operating decision maker when deciding how to allocate resources and in assessing performance. The Company has two reportable segments: SkyWest Airlines and SkyWest Leasing. Information pertaining to the Company’s reportable segments is presented in Note 3, Segment Reporting.

(2) Recovery from the COVID-19 Pandemic and Labor Impact

COVID-19 had a significant, negative impact on the Company’s business and financial results in 2020 with moderate improvement in 2021. During 2022, passenger demand recovered; however, indirect factors of COVID-19, such as employee attrition, particularly captain attrition, and workforce shortages negatively impacted the Company’s operations in 2022.

Payroll Support Programs. In 2020 and 2021, the Company entered into three Payroll Support Program Agreements with Treasury that provided certain payroll support relief payments, including the PSP1 under the CARES Act, the PSP2 under the 2021 Appropriations Act and the PSP3 under the American Rescue Plan Act. The relief payments were conditioned on the Company’s agreement to, among other things, refrain from conducting involuntary employee layoffs or furloughs through September 30, 2021. Other conditions included restrictions on share repurchases and dividends through September 30, 2022, continuing essential air service as directed by the U.S. Department of Transportation and certain limitations on executive compensation. The payments received under the payroll support programs included an amount in the form of a payroll grant and an amount in the form of an unsecured 10-year loan. In return, the Company issued to Treasury warrants to purchase shares of the Company’s common stock. The Company recorded the payroll grant proceeds as an offset to operating expenses in the period the funds were intended to compensate. The PSP1 grant was recognized during 2020 and grants received from PSP2 and PSP3 were recognized during 2021. No grants were received or recognized during 2022.

In 2020, in connection with the CARES Act, the Company entered into the Treasury Loan Agreement with Treasury (“Secured Loan”) and borrowed $60.0 million under the agreement and in conjunction therewith, issued warrants to purchase shares of the Company’s common stock. During 2021, the Company repaid all amounts outstanding under the secured loan with Treasury, and in connection with such repayment, terminated the Secured Loan.

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

See Note 11, “Capital Transactions” for further discussion on the warrants issued to acquire the Company’s shares issued to Treasury.

(3) Segment Reporting

GAAP requires disclosures related to components of a company for which separate financial information is available to, and regularly evaluated by, the Company’s chief operating decision maker when deciding how to allocate resources and in assessing performance.

The Company’s two reportable segments consist of the operations of SkyWest Airlines and SkyWest Leasing activities.

The Company’s chief operating decision maker analyzes the profitability of operating new aircraft financed through the issuance of debt, including the Company’s E175 fleet, separately from the profitability of the Company’s capital deployed for ownership and financing of such aircraft. The SkyWest Airlines segment includes revenue earned under the applicable capacity purchase agreements attributed to operating such aircraft and the respective operating costs. The SkyWest Leasing segment includes applicable revenue earned under the applicable capacity purchase agreements attributed to the ownership of new aircraft acquired through the issuance of debt and the respective depreciation and interest expense of such aircraft. The SkyWest Leasing segment also includes the activity of leasing regional jet aircraft and spare engines to third parties and other activities. The SkyWest Leasing segment’s total assets and capital expenditures include new aircraft acquired through the issuance of debt and assets leased to third parties. Additionally, aircraft removed from SkyWest Airlines operations and held for sale are included in the SkyWest Leasing segment.

The following represents the Company’s segment data for the years ended December 31, 2022, 2021, and 2020 (in thousands).

	Year ended December 31, 2022
	SkyWest	SkyWest
	Airlines	Leasing	Consolidated
Operating revenues (1)	$2,492,318	$512,607	$3,004,925
Operating expense	2,525,076	298,687	2,823,763
Depreciation and amortization expense	182,475	212,077	394,552
Interest expense	12,805	114,278	127,083
Segment profit (loss) (2)	(45,563)	99,642	54,079
Total assets (as of December 31, 2022)	2,977,804	4,436,749	7,414,553
Capital expenditures (including non-cash)	82,891	579,426	662,317

	Year ended December 31, 2021
	SkyWest	SkyWest
	Airlines	Leasing	Consolidated
Operating revenues (1)	$2,192,432	$521,059	$2,713,491
Operating expense	2,177,524	260,100	2,437,624
Depreciation and amortization expense	210,281	229,917	440,198
Special items - impairment charges	84,592	—	84,592
Interest expense	13,360	109,762	123,122
Segment profit (2)	1,548	151,197	152,745
Total assets (as of December 31, 2021)	2,957,745	4,168,202	7,125,947
Capital expenditures (including non-cash)	128,712	438,325	567,037

	Year ended December 31, 2020
	SkyWest	SkyWest
	Airlines	Leasing	Consolidated
Operating revenues (1)	$1,636,762	$490,344	$2,127,106
Operating expense	1,716,808	301,496	2,018,304
Depreciation and amortization expense	221,216	253,743	474,959
Interest expense	12,381	110,792	123,173
Segment profit (loss) (2)	(92,427)	78,056	(14,371)
Total assets (as of December 31, 2020)	2,804,259	4,083,363	6,887,622
Capital expenditures (including non-cash)	124,825	335,658	460,483
(1)	Prorate revenue and airport customer service revenue are primarily reflected in the SkyWest Airlines segment.
(2)	Segment profit (loss) is equal to operating income less interest expense.

(4) Long-term Debt

Long-term debt consisted of the following as of December 31, 2022 and 2021 (in thousands):

	December 31,	December 31,
	2022	2021
Notes payable to banks, due in quarterly installments, plus interest at 2.33% to 5.95% through 2034, secured by aircraft	$2,604,058	$2,535,827
Notes payable to banks, due in monthly or semi-annual installments, plus interest at 2.68% to 5.66% through 2032, secured by aircraft and engines	604,613	404,471
Notes payable to U.S. Government, interest due quarterly at 1.00% through 2025 and based on SOFR plus spread from 2025 through 2031, unsecured	200,640	200,640
Long-term debt	$3,409,311	$3,140,938
Current portion of long-term debt	(442,360)	(395,371)
Less long-term portion of unamortized debt issue cost, net	(25,179)	(28,147)
Long-term debt, net of current maturities and debt issue costs	$2,941,772	$2,717,420

Current portion of long-term debt	442,360	395,371
Less current portion of unamortized debt issue cost, net	(3,858)	(3,573)
Current portion of long-term debt, net of debt issue costs	$438,502	$391,798

During 2022, the Company took delivery of 25 new E175 aircraft that the Company financed through $516.6 million of long-term debt. The debt associated with the 25 E175 aircraft has 5- to 12-year terms, is due in monthly or quarterly installments, and is secured by the E175 aircraft.

During 2022, the Company executed promissory notes for $167.9 million. The promissory notes have three- to four-year terms, are due in monthly installments with fixed annual interest rates of 3.6% to 4.7% and are secured by spare engines.

As of December 31, 2022 and 2021, the Company had $3.05 billion and $2.94 billion, respectively, of long-term debt obligations primarily related to the acquisition of aircraft and certain spare engines. The average effective interest rate on the debt related to those long-term debt obligations at December 31, 2022 and 2021, was approximately 4.0% and 3.8%, respectively.

The aggregate amounts of principal maturities of long-term debt as of December 31, 2022 were as follows (in thousands):

2023	$442,360
2024	443,642
2025	527,564
2026	504,269
2027	457,326
Thereafter	1,034,150
$3,409,311

As of December 31, 2022, SkyWest Airlines had a $100 million line of credit. As of December 31, 2021, SkyWest Airlines had a $75 million line of credit. The line of credit includes minimum liquidity and profitability covenants and is secured by certain assets. As of December 31, 2022 and 2021, SkyWest Airlines had no amounts outstanding under the line of credit facility. However, at December 31, 2022 and 2021, the Company had $29.9 million and $31.4 million, respectively, in letters of credit issued under the facility which reduced the amount available under the facility to $70.1 million and $43.6 million, respectively. The line of credit expires March 25, 2025 and has a variable interest rate of 3.5% plus the one month SOFR rate.

As of December 31, 2022 and 2021, the Company had $59.2 million and $61.4 million, respectively, in letters of credit and surety bonds outstanding with various banks and surety institutions.

The Company’s debt agreements are not traded on an active market and are recorded at carrying value on the Company’s consolidated balance sheet. The fair value of the Company’s long-term debt is estimated based on current rates offered to the Company for similar debt. Debt is primarily classified as Level 2 within the fair value hierarchy. The carrying value and fair value of the Company’s long-term debt as of December 31, 2022 and 2021, were as follows (in thousands):

	December 31, 2022	December 31, 2021
Carrying value	$3,409,311	$3,140,938
Fair value	$3,264,704	$3,132,072

(5) Income Taxes

The provision for income taxes includes the following components (in thousands):

	Year ended December 31,
	2022	2021	2020
Current tax provision (benefit):
Federal	$(7,319)	$—	$(4,397)
State	1,813	846	(875)
	(5,506)	846	(5,272)
Deferred tax provision (benefit):
Federal	21,587	32,510	6,659
State	3,549	5,344	(199)
	25,136	37,854	6,460
Provision for income taxes	$19,630	$38,700	$1,188

The following is a reconciliation between a federal income tax rate of 21% and the effective tax rate which is derived by dividing the provision for income taxes by the income (loss) before the provision for income taxes (in thousands):

	Year ended December 31,
	2022	2021	2020
Computed provision (benefit) for income taxes at the statutory rate	$19,442	$31,628	$(1,539)
Increase (decrease) in income taxes resulting from:
State income tax provision, net of federal income tax benefit	4,295	6,247	173
Non-deductible expenses	546	1,007	2,539
Valuation allowance changes affecting the provision for income taxes	1,716	—	(892)
Excess tax benefits from share-based compensation	534	(92)	(1,434)
Other, net	(6,903)	(90)	2,341
Provision for income taxes	$19,630	$38,700	$1,188

For the year ended December 31, 2022, the Company recorded a $1.7 million valuation allowance against certain deferred tax assets associated with state net operating losses with a limited carry forward period. For the year ended December 31, 2020, the Company released $0.9 million of valuation allowance against certain deferred tax assets primarily associated with state net operating losses with a limited carry forward period. The increase in the valuation allowance for 2022 was primarily based on changes in the Company's income tax projections by jurisdiction which increased the amount of deferred tax assets that are anticipated to expire before the deferred tax assets may be utilized.

The Company recorded a $0.5 million expense, $0.1 million benefit and $1.4 million benefit from share-based compensation in 2022, 2021, and 2020, respectively, relating to ASU 2016-09 which, requires excess tax benefits and deficiencies to be recognized in the income tax provision during the period stock options are exercised and when stock awards vest.

For the year ended December 31, 2022, the Company recorded a $7.3 million tax benefit for the release of uncertain tax position under ASC Topic 740 which is recorded in “Other, net” above.

The significant components of the Company’s net deferred tax assets and liabilities as of December 31, 2022 and 2021, are as follows (in thousands):

	As of December 31,
	2022	2021
Deferred tax assets:
Accrued benefits	$29,154	$21,401
Net operating loss carryforward	186,517	175,659
Aircraft credits	77,962	22,265
Deferred revenue	35,385	25,405
Operating lease liabilities	39,209	57,991
Interest deduction limitation	26,469	—
Accrued reserves and other	49,972	31,431
Total deferred tax assets	444,668	334,152
Valuation allowance	(1,716)	—
Deferred tax liabilities:
Accelerated depreciation	(1,094,538)	(940,867)
Operating lease right-of-use assets	(35,474)	(56,521)
Total deferred tax liabilities	(1,130,012)	(997,388)
Net deferred tax liability	$(687,060)	$(663,236)

The Company’s deferred tax liabilities were primarily generated through accelerated depreciation, combined with shorter depreciable tax lives, allowed under the IRS tax code for purchased aircraft and support equipment compared to the Company’s depreciation policy under GAAP for such assets using the straight-line method (see Note 1, “Nature of Operations and Summary of Significant Accounting Policies”).

At December 31, 2022 and 2021, the Company had federal net operating losses of approximately $817.4 million and $745.8 million and state net operating losses of approximately $380.6 million and $554.7 million, respectively.  The estimated effective tax rate applicable to the federal and state net operating losses at December 31, 2022, was 21.0% and 3.45%, respectively. The Company anticipates that the federal and state net operating losses will start to expire in 2037 and 2023, respectively. The Company has no ongoing federal examinations. The Company has one ongoing state examination for tax year 2020. Federal tax years 2019, 2020 and 2021 are open to examination.

Under Accounting Standard Codification (“ASC”) Topic 740, the accounting guidance related to uncertainty in tax positions requires that the impact of a tax position be recognized in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. A reconciliation of the beginning and ending amount of unrecognized tax benefits for the year ended December 31, 2022, 2021, and 2020 is as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
Unrecognized tax benefits at the beginning of year	$15,529	$14,980	$14,620
Gross increases - current year tax positions	—	—	—
Gross increases - prior year tax positions	343	549	360
Gross decreases - prior year tax positions	(7,662)	—	—
Unrecognized tax benefits at end of year	$8,210	$15,529	$14,980

Interest and penalties in year-end balance	$607	$976	$427

For the years ended December 31, 2022, 2021, and 2020, the Company recorded $343,000, $549,000, and $360,000, respectively, of interest expense related to uncertain tax positions not offset by the Company's tax attributes. For the year ended December 31, 2022, the Company released $7.7 million of the prior year uncertain tax position, including interest, as the tax year statutes impacted by these positions have closed.

(6) Commitments and Contingencies

Self-Insurance

The Company self-insures a portion of its potential losses from claims related to workers’ compensation, environmental issues, property damage, medical insurance for employees and general liability. Losses are accrued based on an estimate of the ultimate aggregate liability for claims incurred, using standard industry practices and the Company’s actual experience. The Company uses judgment and estimates in determining the ultimate aggregate liabilities for claims incurred in its workers’ compensation liability. The Company also used assumptions in determining the workers compensation liability such as an estimation of loss payment and loss reporting development patterns. At December 31, 2022 and 2021, the Company’s accrued workers’ compensation liability totaled $21.6 million and $17.5 million, respectively, of which $8.0 million and $7.1 million, respectively, was short-term and included in other current liabilities. Actual results could differ from these estimates.

Legal Matters

The Company is subject to certain legal actions which it considers routine to its business activities. As of December 31, 2022, management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations.

Concentration Risk and Significant Customers

The Company requires no collateral from its major airline partners or customers, but monitors the financial condition of its major airline partners. Under the majority of the Company’s code-share agreements, the Company receives weekly payments from its major code-share partners that approximate a significant percentage of the compensation earned for such period. Additionally, the Company provides certain customer service functions at multiple airports for various airlines and the Company maintains a credit loss reserve based upon expected collectability of all accounts receivable. For the years ended December 31, 2022, 2021, and 2020, the Company’s contractual relationships with Delta and United combined accounted for approximately 72.5%, 73.5% and 76.4%, respectively of the Company’s total revenues.

Employees Under Collective Bargaining Agreements

As of December 31, 2022, the Company had approximately 13,582 employees. Although no SkyWest Airlines employees are represented by a national union, the majority of SkyWest Airline employees are covered under by a written, stable and binding collective bargaining agreement under the RLA, entered into between SkyWest Airlines and a long-established labor association, such as the SkyWest Airlines Pilot Association (“SAPA”).

Aircraft Purchase Commitments

As of December 31, 2022, the Company had a purchase commitment to purchase two new E175 aircraft in 2023, one new E175 aircraft in 2024 and one new E175 aircraft in 2025.

Guarantees

During the year ended December 31, 2022, the Company agreed to guarantee $19.8 million of debt for a 14 CFR Part 135 air carrier. The debt is secured by the Part 135 air carrier’s aircraft and engines and has a five-year term. The purpose of the arrangement is to increase the potential number of commercial pilots in the Company’s hiring pipeline. In exchange for providing the guarantee, the Company received 6.5% of the guaranteed amount as consideration, payable in common stock of the Part 135 air carrier, and is recorded in “Other income, net” on the Company’s consolidated statements of comprehensive income (loss) over the term of the guarantee. The Company also recorded the estimated credit loss associated with the guarantee in “Other long-term liabilities” on the Company’s consolidated balance sheet based on publicly available historical default rates issued by a third party for companies with similar credit ratings, factoring the collateral and guarantee term.

(7) Leases

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

Aircraft

As of December 31, 2022, excluding aircraft financed by the Company’s major airline partners that the Company operates for them under contract, the Company had 43 aircraft under long-term lease agreements with remaining terms ranging from one year to eight years. The Company leases 32 CRJ aircraft under a lease agreement that expires in March 2024. During the year ended December 31, 2022, the Company began storing aircraft under this lease agreement, which shortened the Company’s estimated useful life of the aircraft under the lease and resulted in the Company recognizing $11.4 million of accelerated lease expense during the year ended December 31, 2022.

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

Leases

As of December 31, 2022, the Company’s right-of-use assets were $151.9 million, the Company’s current maturities of operating lease liabilities were $71.7 million, and the Company’s noncurrent lease liabilities were $88.6 million. During 2022, the Company paid $77.9 million in operating leases reflected as a reduction from operating cash flows.

The table below presents lease related terms and discount rates as of December 31, 2022.

As of December 31, 2022
Weighted-average remaining lease term for operating leases	6.5 years
Weighted-average discount rate for operating leases	6.1%

The Company’s lease costs for 2022 and 2021 included the following components (in thousands):

	For the year ended December 31,
	2022	2021
Operating lease cost	$97,998	$89,891
Variable and short-term lease cost	1,830	4,468
Sublease income	(7,089)	(6,552)
Total lease cost	$92,739	$87,807

As of December 31, 2022, the Company leased aircraft, airport facilities, office space, and other property and equipment under non-cancelable operating leases, which are generally on a long-term, triple-net lease basis pursuant to which the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. The Company expects that, in the normal course of business, such operating leases that expire will be renewed or replaced by other leases, or the property may be purchased rather than leased.

The following table summarizes future minimum rental payments primarily related to leased aircraft and maintenance facilities required under operating leases that had initial or remaining non-cancelable lease terms as of December 31, 2022 (in thousands):

2023	$74,557
2024	32,525
2025	15,837
2026	13,427
2027	12,291
Thereafter	54,298
$202,935

Total rental expense for non-cancelable aircraft operating leases was approximately $75.4 million, $63.4 million and $65.3 million for the years ended December 31, 2022, 2021, and 2020, respectively. The minimum rental expense for airport station rents was approximately $13.2 million, $17.2 million and $20.1 million for the years ended December 31, 2022, 2021, and 2020, respectively.

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

As of December 31, 2022 and 2021, the Company held certain assets that are required to be measured at fair value on a recurring basis. Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of December 31, 2022
	Total	Level 1	Level 2	Level 3
Marketable Securities
Bonds and bond funds	$624,254	$—	$624,254	$—
Commercial paper	319,977	—	319,977	—
	$944,231	$—	$944,231	$—
Investments in Other Companies	21,380	7,200	—	14,180
Cash and Cash Equivalents	102,984	102,984	—	—
Total Assets Measured at Fair Value	$1,068,595	$110,184	$944,231	$14,180

	Fair Value Measurements as of December 31, 2021
	Total	Level 1	Level 2	Level 3
Marketable Securities
Bonds and bond funds	$54,673	$—	$54,673	$—
Commercial paper	547,316	—	547,316	—
	$601,989	$—	$601,989	$—
Cash and Cash Equivalents	258,421	258,421	—	—
Total Assets Measured at Fair Value	$860,410	$258,421	$601,989	$—

The Company’s “Marketable Securities” classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. See Note 14, “Investments in Other Companies” regarding the Company’s investments in other companies, for the year ended December 31, 2022.

The Company did not make any significant transfers of securities between Level 1, Level 2 and Level 3 during the year ended December 31, 2022. The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

(9) Assets Held for Sale

During the year ended December 31, 2022, the Company committed to a formal plan to sell 14 CRJ700 aircraft. The aircraft are expected to be disposed of via sale within the next 12 months. Accordingly, the Company determined the aircraft met the criteria to be classified as assets held for sale. The Company presented the $56.7 million of assets held for sale at the lower of their current carrying value or their fair market value less costs to sell and included the amount in “Other current assets” on the Company’s consolidated balance sheet. The fair values are based upon observable and unobservable inputs, including a third-party valuation, market trends and condition of the airframes and engines, considered Level 3 within the fair value hierarchy. The assumptions used to determine the fair value of the assets held for sale are subject to inherent uncertainty and could produce a wide range of outcomes which the Company will continue to monitor in future periods as new information becomes available. Prior to the ultimate sale of the assets, subsequent changes in the estimate of the fair value of the assets held for sale will be recorded as a gain or loss with a corresponding adjustment to the assets’ carrying value. In connection with the classification of these assets as held for sale, the Company recorded an impairment loss of $51.4 million, which is included in “Other operating expenses” on the Company’s consolidated statements of comprehensive income and in the SkyWest Leasing segment for the year ended December 31, 2022.

(10) Special Items

During 2021, the Company recorded a non-cash impairment charge of $84.6 million to write-down certain CRJ900 aircraft to their estimated fair value. In 2021, the Company evaluated its CRJ900 fleet and related CRJ900 assets for impairment. Pursuant to ASC 360-10, “Impairment and Disposal of Long-Lived Assets,” the Company determined that the asset group for the CRJ900 aircraft existed at the major airline partner level. A recoverability test was performed utilizing estimated undiscounted future cash flows for the CRJ900 aircraft pursuant to applicable capacity purchase agreement terms and forecasted cash flow including the estimated value the Company would realize upon disposal of aircraft. This was compared to the carrying value of the related assets resulting in a cash flow deficiency indicating that an impairment existed. The impairment analysis required the Company to perform an assessment of the fair value of its long-lived assets related to the CRJ900 aircraft within the asset groups utilized in the recoverability test. The Company engaged a third party to assist in determining the fair value of these aircraft. These values were estimated based on listed market values or recent third-party market transactions for similar assets, adjusted by the related maintenance status of the fleet. This special item impairment charge is reflected in the SkyWest Airlines operating expenses under Note 3, “Segment Reporting” for the year ended December 31, 2021.

(11) Capital Transactions

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

Stock Compensation

On May 7, 2019, the Company’s shareholders approved the adoption of the SkyWest, Inc. 2019 Long-Term Incentive Plan, which provides for the issuance of up to 4,500,000 shares of common stock to the Company’s directors, employees, consultants and advisors (the “2019 Incentive Plan”). The 2019 Incentive Plan provides for awards in the form of options to acquire shares of common stock, stock appreciation rights, restricted stock grants, restricted stock units and performance awards. The 2019 Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”). As of December 31, 2022, the 2019 Incentive Plan had 2.8 million shares remaining available for future issuance.

Stock Options

The fair value of stock options awarded under the Company’s stock option plans has been estimated as of the grant date using the Black-Scholes option pricing model. The Company uses historical data to estimate option exercises and employee termination in the option pricing model. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The expected volatilities are based on the historical volatility of the Company’s traded stock and other factors. During the years ended December 31, 2022, 2021, and 2020, the Company did not grant any options to purchase shares of common stock to its employees.

Options are exercisable for a period as defined by the Compensation Committee on the date granted; however, no stock option will be exercisable before six months have elapsed from the date of grant and no stock option shall be exercisable after seven years from the date of grant. The following table summarizes the stock option activity for all of the Company’s plans for the years ended December 31, 2022, 2021, and 2020.

	2022					2021		2020
			Weighted
		Weighted	Average		Aggregate		Weighted		Weighted
		Average	Remaining		Intrinsic		Average		Average
	Number of	Exercise	Contractual		Value	Number of	Exercise	Number of	Exercise
	Options	Price	Term		($000)	Options	Price	Options	Price
Outstanding at beginning of year	16,633	$14.62	1.0	years	$410.4	57,653	$14.74	60,231	$14.74
Granted	—	—				—	—	—	—
Exercised	(9,817)	14.52				(41,020)	14.78	(2,578)	14.78
Cancelled	—	—				—	—	—	—
Outstanding at end of year	6,816	$14.78	0.1	years	$11.8	16,633	14.62	57,653	14.74
Exercisable at December 31, 2022	6,816	$14.78	0.1	years	$11.8
Exercisable at December 31, 2021	16,633	$14.62	1.0	year	$410.4

The total intrinsic value of options to acquire shares of the Company’s common stock that were exercised during the years ended December 31, 2022, 2021, and 2020, was $0.1 million, $1.8 million and $0.1 million, respectively. All of the Company’s stock options were vested as of December 31, 2022.

The following table summarizes information about the Company’s stock options outstanding at December 31, 2022:

			Options Outstanding				Options Exercisable
Weighted Average
			Number	Remaining		Weighted Average	Number	Weighted Average
Range of Exercise Prices			Outstanding	Contractual Life		Exercise Price	Exercisable	Exercise Price
$14.00	to	$15.00	6,816	0.1	years	14.78	6,816	14.78

Restricted Stock Units (“RSUs”)

During the year ended December 31, 2022, the Company granted 66,680 restricted stock units to certain of the Company’s employees under the 2019 Incentive Plan. The restricted stock units granted during the year ended December 31, 2022, have a three-year cliff-vesting period, during which the recipient must remain employed with the Company or its subsidiaries. The weighted average fair value of the restricted stock units at the date of grants made during the year ended December 31, 2022, was $32.86 per share.

The following table summarizes the activity of restricted stock units granted to certain Company employees for the years ended December 31, 2022, 2021, and 2020:

		Weighted-Average
		Grant-Date Fair
	Number of RSUs	Value
Non-vested RSUs outstanding at December 31, 2019	284,686	$45.21
Granted	82,505	61.45
Vested	(103,231)	35.81
Cancelled	(25,983)	52.31
Non-vested RSUs outstanding at December 31, 2020	237,977	$54.15
Granted	44,770	44.87
Vested	(69,184)	53.41
Cancelled	(13,390)	52.28
Non-vested RSUs outstanding at December 31, 2021	200,173	$52.45
Granted	66,680	32.86
Vested	(86,534)	48.69
Cancelled	(20,297)	44.91
Non-vested RSUs outstanding at December 31, 2022	160,022	$47.28

Performance Share Units (“PSUs”)

During the year ended December 31, 2022, the Compensation Committee granted performance share units, which are performance-based restricted stock units, to certain Company employees. The PSUs have a three-year vesting period, during which the recipient must remain employed with the Company. The number of performance shares awardable from the 2022 grants can range from 0% to 250% of the original amount granted depending on the Company’s performance over three one-year measurement periods against the pre-established targets. The Company’s compensation expense for performance share units is based upon the projected number of performance share units estimated to be awarded at the conclusion of the performance period. During 2022, the Compensation Committee awarded 40% of the shares related to the performance share grant in 2019 based on the Company’s performance for the three years ended December 31, 2021, measured against the pre-established targets for the same period. This resulted in the forfeiture of 45,695 PSUs in 2022 from target related to the 2019 PSU grant. The Compensation Committee will determine the achievement of performance results and corresponding vesting of performance shares for each year’s grant in 2020, 2021 and 2022 following the conclusion of the respective performance period. At the end of each performance period, the number of shares awarded can range from 0% to 250% of the original granted amount for performance share units granted in 2022 and 2021 and 0% to 200% for performance share units granted in 2020.

The following table summarizes the activity of performance share units granted at target as of December 31, 2022:

		Weighted-Average
		Grant-Date Fair
	Number of PSUs	Value
Non-vested PSUs outstanding at December 31, 2019	233,571	$45.44
Granted	69,132	61.45
Additional PSUs awarded from the 2017 grant	83,042	35.81
Vested	(166,084)	35.81
Cancelled	(23,052)	53.66
Non-vested PSUs outstanding at December 31, 2020	196,609	$54.17
Granted	157,210	44.87
PSUs forfeited from the 2018 grant	(11,392)	53.41
Vested	(45,644)	53.41
Cancelled	(3,991)	53.30
Non-vested PSUs outstanding at December 31, 2021	292,792	$49.39
Granted	225,345	32.73
PSUs forfeited from the 2019 grant	(45,695)	48.87
Vested	(30,480)	48.87
Cancelled	(13,032)	41.81
Non-vested PSUs outstanding at December 31, 2022	428,930	$40.96

During the years ended December 31, 2022, 2021 and 2020, the Company granted fully-vested shares of common stock to the Company’s directors in the amounts of 24,423, 21,175 and 14,643 shares, respectively, with a weighted average grant-date fair value of $32.86, $44.87 and $61.45 respectively. During the years ended December 31, 2022, 2021 and 2020, the Company recorded equity-based compensation expense of $9.2 million, $8.7 million and $6.8 million, respectively.

As of December 31, 2022, the Company had $18.5 million of total unrecognized compensation cost related to non-vested restricted stock grants and non-vested performance stock units. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and estimates of the Company’s future performance for unvested performance share units. The Company expects to recognize this cost over a weighted average period of 1.9 years.

Taxes

The Company’s treatment of stock option grants of non-qualified options, restricted stock units and performance shares results in the creation of a deferred tax asset, which is a temporary difference, until the time that the option is exercised or the restrictions lapse.

Warrants

During the year ended December 31, 2021, the Company issued to Treasury warrants to purchase 203,090 shares of the Company’s common stock as part of the PSP Extension Agreement and the PSP 3 Agreement. The warrants have a five-year term from the date of issuance, and 124,773 of the warrants have an exercise price of $40.41 per share and 78,317 of the warrants have an exercise price of $57.47 per share. The weighted average grant-date fair value of these warrants was estimated at $32.52 and $22.31 per share for the 124,773 and 78,317 warrants, respectively, using the Black-Scholes option pricing model.

During the year ended December 31, 2020, the Company issued to Treasury warrants to purchase 370,720 shares of the Company’s common stock as part of the CARES Act payroll support. The warrants were issued with an exercise price of $28.38 per share for a five-year term from the date of issuance. The weighted average grant-date fair value of these warrants issued to Treasury was estimated at $13.57 per share using the Black-Scholes option pricing model.

Additionally, in 2020, the Company issued to Treasury warrants to purchase 211,416 shares of the Company’s common stock in conjunction with the Company’s $60 million borrowing under the CARES Act Secured Loan facility.

The warrants were issued with an exercise price of $28.38 per share for a five-year term from the date of issuance. The weighted average grant-date fair value of these warrants issued to Treasury was estimated at $15.22 per share using the Black-Scholes option pricing model.

The Company did not issue any warrants for the year ended December 31, 2022.

(12) Retirement Plans and Employee Stock Purchase Plans

SkyWest Retirement Plan

The Company sponsors the SkyWest, Inc. Employees’ Retirement Plan (the “SkyWest Plan”). Employees who are at least 18 years of age are eligible for participation in the SkyWest Plan. Employees may elect to make contributions to the SkyWest Plan. Generally, the Company matches 100% of such contributions up to levels ranging from 2% to 12% of compensation, based on position and years of service. SkyWest Airlines pilots with ten or more years of service receive a non-elective contribution of 12% of their compensation in place of a matching contribution. Additionally, a discretionary contribution may be made by the Company. The Company’s combined contributions to the SkyWest Plan were $45.4 million, $42.1 million and $31.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

The following table summarizes purchases made under the 2009 Employee Stock Purchase Plans during the years ended December 31, 2022, 2021 and 2020:

	Year ended December 31,
	2022	2021	2020
Number of shares purchased	105,606	63,962	65,512
Average price of shares purchased	$26.66	$39.70	$42.45

The 2009 Stock Purchase Plan is a non-compensatory plan under the accounting guidance. Therefore, no compensation expense was recorded for the years ended December 31, 2022, 2021, and 2020.

(13) Stock Repurchase

The Company’s Board of Directors has adopted a stock repurchase program which authorizes the Company to repurchase shares of the Company’s common stock in the public market or in private transactions, from time to time, at prevailing prices. The Company’s stock repurchase program authorizes the repurchase of up to $250.0 million of the Company’s common stock commencing on February 5, 2019, of which $139.6 million remained available at December 31, 2022.

During the year ended December 31, 2020, the Company repurchased 0.4 million shares of common stock for approximately $20.0 million at a weighted average price per share of $51.87. The Company did not repurchase any shares of its common stock during 2022 and 2021. Under the terms of the PSP3 Agreement, the Company’s restriction from repurchasing shares of its common stock ended on September 30, 2022.

Additionally, during the years ended December 31, 2022, 2021 and 2020, the Company paid $1.2 million, $1.6 million and $6.2 million, respectively, for a net settlement of the income tax obligation on employee equity awards that vested during the applicable periods.

(14) Investments in Other Companies

Equity Method Investment

During 2019, the Company created a joint venture with Regional One, Inc. (“Regional One”) by investing $22.3 million for a 75% ownership interest in Aero Engines, LLC. (“Aero Engines”). The Company invested an additional $1.0 million into Aero Engines in 2020 and $3.3 million during 2022 and retained a 75% ownership interest. The primary purpose of Aero Engines is to lease engines to third parties. Aero Engines requires unanimous approval from the Company and Regional One for its engine purchases, dispositions, lease agreements with third parties and all other material transactions. The Company determined Aero Engines is a variable interest entity as the Company has a 75% ownership interest in Aero Engines and all material decisions require unanimous approval from the Company and Regional One, resulting in disproportionate ownership rights relative to voting rights. As unanimous approval is required for all Aero Engines’ material activities. Aero Engines has no primary beneficiary. The Company accounts for its investment in Aero Engines under the equity method. The Company’s exposure in its investment in Aero Engines primarily consists of the Company’s portion of income or loss from Aero Engines’ engine lease agreements with third parties and the Company’s ownership percentage in Aero Engines’ engines book value. Aero Engines had no debt outstanding as of December 31, 2022. As of December 31, 2022, the Company’s investment balance in Aero Engines was $26.6 million. The Company’s investment in Aero Engines has been recorded in “Other Assets” on the Company’s consolidated balance sheet. The Company’s portion of the earnings generated by Aero Engines for the year ended December 31, 2022, was $1.4 million, which is recorded in “Other income (expense), net” on the Company’s consolidated statements of comprehensive income (loss).

Fair Value Method Investment

In 2021, the Company entered into a strategic partnership with Eve UAM, to develop a network of deployment for Eve UAM’s eVTOL aircraft. The Company signed a non-binding letter of intent to purchase 100 eVTOL aircraft.

During the year ended December 31, 2022, the Company acquired 1,000,000 shares of common stock of Eve and a warrant giving the Company the right to acquire 1,500,000 shares of common stock of Eve at an exercise price of $0.01 per share. The Company also received a put option from an Eve shareholder for the 1,000,000 shares of common stock of Eve payable in aircraft parts credits. The intent of the put option is to reduce the Company’s investment risk in Eve. The warrant expires in May 2032, and the put option expires in December 2031. The Company acquired the Eve Investments for $10.0 million. The Company evaluated the Eve Investments under ASC Topic 321, “Investments – Equity Securities” and ASC Topic 815, “Derivatives and Hedging,” and recorded the Eve Investments based on their pro rata share of the consideration paid using the fair value of the Eve Investments on the acquisition date, with subsequent changes in the fair value reported in earnings. The shares of common stock of Eve are classified as Level 1 within the fair value hierarchy as Eve stock is actively traded on the New York Stock Exchange, and the value is determined using quoted market prices for the equity security. The warrant and put option are classified as Level 3 within the fair value hierarchy, and the Company used the Black Scholes Option Pricing Model to determine the estimated fair market value of the warrant and put option, including an expected volatility of 49%, which is a significant unobservable input that was derived from historical volatility of comparable companies. The table below shows the reconciliation of the Level 3 warrant and put option Eve Investments (in thousands):

Level 3 Investments:
Balance at December 31, 2021	$—
Purchases	6,551
Unrealized gains	7,629
Balance at December 31, 2022	$14,180

The Company recognized unrealized gains of $11.4 million in “Other income, net” on the Company’s consolidated statements of comprehensive income for the year ended December 31, 2022, related to the Eve Investments. As of December 31, 2022, the fair value of the Eve Investments was $21.4 million and was recorded in “Other Assets” on the Company’s consolidated balance sheet.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported accurately and within the time periods specified in the SEC rules and forms. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2022, those controls and procedures were effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that evaluation, management believes that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by Ernst & Young LLP (“Ernst & Young”), the independent registered public accounting firm who also has audited our Consolidated Financial Statements included in this Report. Ernst & Young’s report on our internal control over financial reporting appears on the following page.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of SkyWest, Inc.

Opinion on Internal Control over Financial Reporting

We have audited SkyWest, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, SkyWest, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of SkyWest, Inc. and subsidiaries as of December 31, 2022 and 2021, and the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 and our report dated February 16, 2023 expressed an unqualified opinion thereon.

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

February 16, 2023

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Items 10, 11, 12, 13 and 14 in Part III of this Report are incorporated herein by reference to our definitive proxy statement for our 2022 Annual Meeting of Shareholders scheduled for May 2, 2023. We intend to file our definitive proxy statement with the SEC not later than 120 days after December 31, 2022, pursuant to Regulation 14A of the Exchange Act.

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
1.

Financial Statements: Report of Independent Registered Public Accounting Firm (PCAOB ID: 42), Consolidated Balance Sheets as of December 31, 2022 and 2021, Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2022, 2021 and 2020, Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020, Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2022, 2021, 2020, and 2019 and Notes to Consolidated Financial Statements.

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

(b)	Exhibits

Number	Exhibit	Incorporated by Reference
3.1	Restated Articles of Incorporation	(1)
3.2	Amended and Restated Bylaws	(10)
4.1	Specimen of Common Stock Certificate	(2)
4.2	Warrant Agreement, dated as of April 23, 2020, by and between SkyWest, Inc. and the United States Department of the Treasury	(15)
4.3	Form of Warrant (incorporated by reference to Annex B of Exhibit 4.2)	(15)
4.4	Warrant Agreement, dated as of September 29, 2020, by and between SkyWest, Inc. and the United States Department of the Treasury	(16)
4.5	Form of Warrant (incorporated by reference to Annex B of Exhibit 4.4)	(16)
4.6	Warrant Agreement, dated as of January 15, 2021, by and between SkyWest, Inc. and the United States Department of the Treasury	(18)
4.7	Form of Warrant (incorporated by reference to Annex B of Exhibit 4.6)	(18)
4.8	Warrant Agreement, dated as of April 23, 2021, by and between SkyWest, Inc. and the United States Department of the Treasury	(19)
4.9	Form of Warrant (incorporated by reference to Annex B of Exhibit 4.8)	(19)
4.10	Description of Registered Securities	(17)
10.1	Amended and Restated Delta Connection Agreement, dated as of September 8, 2005, between SkyWest Airlines, Inc. and Delta Air Lines, Inc.	(3)
10.2	United Express Agreement dated July 31, 2003, between United Air Lines, Inc., and SkyWest Airlines, Inc.	(4)
10.3	Lease Agreement dated December 1, 1989 between Salt Lake City Corporation and SkyWest Airlines, Inc.	(5)
10.4	Master Purchase Agreement dated November 7, 2000 between Bombardier, Inc. and SkyWest Airlines, Inc.	(6)
10.5	Supplement to Master Purchase Agreement dated November 7, 2000 between Bombardier, Inc. and SkyWest Airlines, Inc.	(4)
+10.6	SkyWest, Inc. 2002 Deferred Compensation Plan, as amended and restated, effective January 1, 2008	(5)
+10.7	First Amendment to the Amended and Restated SkyWest, Inc. 2002 Deferred Compensation Plan	(5)
+10.8	SkyWest, Inc. 2009 Employee Stock Purchase Plan	(5)
+10.9	SkyWest, Inc. 2010 Long-Term Incentive Plan	(6)
+10.10	Form of Restricted Stock Unit Award Agreement	(12)
+10.11	Form of Performance Share Award Agreement	(12)
10.12	Aircraft Purchase Agreement, dated December 7, 2012, between Mitsubishi Aircraft Corporation and SkyWest, Inc.	(9)
10.13	Letter Agreement dated December 7, 2012, between Mitsubishi Aircraft Corporation and SkyWest, Inc.	(9)
10.14	Purchase Agreement COM0028-13, between Embraer S.A. and SkyWest Inc. dated February 15, 2013	(11)
+10.15	SkyWest, Inc. 2019 Long-Term Incentive Plan	(13)
10.16	Severance and Release Agreement, dated as of February 12, 2019, by and between the Registrant and Terry M. Vais	(14)
10.17	Form of Indemnification Agreement	(18)

Number	Exhibit	Incorporated by Reference
10.18	Payroll Support Program Agreement, dated of April 23, 2020, by and between SkyWest Airlines, Inc. and the United States Department of the Treasury	(15)
10.19	Promissory Note, dated as of April 23, 2020, issued by SkyWest Airlines, Inc. to the United States Department of the Treasury and guaranteed by SkyWest, Inc.	(15)
**10.20	Restatement Agreement to the Loan and Guarantee Agreement, dated of October 28, 2020, by and among SkyWest Airlines, Inc., the United States Department of the Treasury and the Bank of New York Mellon	(16)
10.21	Amendment to Loan and Guarantee Agreement, dated as of January 15, 2021, by and among SkyWest Airlines, Inc., the United States Department of the Treasury and the Bank of New York Mellon.	(18)
10.22	Payroll Support Program Extension Agreement, dated as of January 15, 2021, by and between SkyWest Airlines, Inc. and the United States Department of the Treasury	(18)
10.23	Promissory Note, dated as of January 15, 2021, issued by SkyWest Airlines, Inc. to the United States Department of the Treasury and guaranteed by SkyWest, Inc.	(18)
10.24	Payroll Support Program 3 Agreement, dated as of April 23, 2021, by and between SkyWest Airlines, Inc. and the United States Department of the Treasury	(19)
10.25	Promissory Note, dated as of April 23, 2021, issued by SkyWest Airlines, Inc. to the United States Department of the Treasury and guaranteed by SkyWest, Inc.	(19)
21.1	Subsidiaries of the Registrant	(18)
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of Chief Executive Officer	Filed herewith
31.2	Certification of Chief Financial Officer	Filed herewith
32.1	Certification of Chief Executive Officer	Filed herewith
32.2	Certification of Chief Financial Officer	Filed herewith
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

+	Management compensatory plan or arrangement.
(1)	Incorporated by reference to the exhibits to a Registration Statement on Form S -3 (File No. 333-129831) filed on November 18, 2005
(2)	Incorporated by reference to a Registration Statement on Form S- 3 (File No. 333-42508) filed on July 28, 2000
(3)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on September 13, 2005, as amended by Amendment No. 2 on Form 8-K/A filed on February 21, 2006

(4)	Incorporated by reference to exhibits to Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003
(5)	Incorporated by reference to the exhibits to Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended December 31, 1986
(6)	Incorporated by reference to the exhibits to Registrant’s Quarterly Report on Form 10-Q filed on February 13, 2001
(7)	Incorporated by reference to the exhibits to Registrant’s Annual Report on Form 10-K filed on February 23, 2009
(8)	Incorporated by reference to Appendix A to Registrant's Definitive Proxy Statement on Schedule 14A (File No. 000-14719) filed on March 12, 2010
(9)	Incorporated by reference to the exhibits to Registrant’s Current Report on Form 8-K filed on December 13, 2012, as amended by Amendment No. 1 to Current Report on Form 8-K/A filed on June 25, 2013
(10)	Incorporated by reference to the exhibits to Registrant’s Annual Report on Form 10-K filed on February 24, 2012
(11)	Incorporated by reference to the exhibits to Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2013, as amended by Amendment No. 1 to Quarterly Report on Form 10-Q/A filed on November 4, 2013
(12)	Incorporated by reference to the exhibits to Registrant’s Annual Report on Form 10-K filed on February 27, 2017
(13)	Incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 22, 2019
(14)	Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on February 15, 2019
(15)	Incorporated by reference to the exhibits to Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2020
(16)	Incorporated by reference to the exhibits to Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2020
(17)	Incorporated by reference to the exhibits to Registrant’s Annual Report on Form 10-K filed on February 18, 2020
(18)	Incorporated by reference to the exhibits to Registrant’s Annual Report on Form 10-K filed on February 22, 2021
(19)	Incorporated by reference to the exhibits to Registrant’s Quarterly Report on Form 10-Q filed on May 6, 2021

Item 16. Form 10-K Summary

None.

SKYWEST, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2022, 2021 and 2020

(Dollars in thousands)

		Additions
	Balance at	Charged to
	Beginning	Costs and		Balance at
Description	of Year	Expenses	Deductions	End of Year
Year Ended December 31, 2022
Allowance for inventory obsolescence	$22,956	1,250	—	$24,206
Allowance for credit losses	41,976	—	(4,591)	37,385
	$64,932	1,250	(4,591)	$61,591
Year Ended December 31, 2021
Allowance for inventory obsolescence	$19,676	3,280	—	$22,956
Allowance for credit losses	46,225	—	(4,249)	41,976
	$65,901	3,280	—	$64,932
Year Ended December 31, 2020
Allowance for inventory obsolescence	$15,890	3,786	—	$19,676
Allowance for doubtful accounts receivable	18	—	(18)	—
Allowance for credit losses (adoption of Topic 326)	15,388	30,837	—	46,225
	$31,296	34,623	(18)	$65,901

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K for the year ended December 31, 2022, to be signed on its behalf by the undersigned, thereunto duly authorized, on February 16, 2023.

SkyWest, Inc.

By:	/s/ ROBERT J. SIMMONS Robert J. Simmons Chief Financial Officer

ADDITIONAL SIGNATURES

Pursuant to the requirement of the Securities Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

Name	Capacities	Date

/s/ Jerry C. Atkin Jerry C. Atkin	Chairman of the Board	February 16, 2023

/s/ Russell A. Childs Russell A. Childs	Chief Executive Officer and President (Principal Executive Officer) and Director	February 16, 2023

/s/ Robert J. Simmons Robert J. Simmons	Chief Financial Officer (Principal Financial Officer)	February 16, 2023

/s/ Eric J. Woodward Eric J. Woodward	Chief Accounting Officer (Principal Accounting Officer)	February 16, 2023

/s/ James L. Welch James L. Welch	Lead Director	February 16, 2023

/s/ Smita Conjeevaram Smita Conjeevaram	Director	February 16, 2023

/s/ Meredith S. Madden Meredith S. Madden	Director	February 16, 2023

/s/ Ronald J. Mittelstaedt Ronald J. Mittelstaedt	Director	February 16, 2023

/s/ Andrew C. Roberts Andrew C. Roberts	Director	February 16, 2023

/s/ Keith E. Smith Keith E. Smith	Director	February 16, 2023