Form 10-Q
period 2023-03-31
SKYWEST INC
filed 2023-05-04
CIK 793733

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2023
Common stock, no par value	44,434,447

SKYWEST, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

ASSETS

	March 31,	December 31,
	2023	2022
CURRENT ASSETS:
Cash and cash equivalents	$74,524	$102,984
Marketable securities	861,335	944,231
Receivables, net	101,036	100,523
Inventories, net	122,426	123,209
Other current assets	92,647	100,334
Total current assets	1,251,968	1,371,281

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	8,217,413	8,143,614
Deposits on aircraft	23,931	23,931
Buildings and ground equipment	277,910	265,019
Total property and equipment, gross	8,519,254	8,432,564
Less-accumulated depreciation and amortization	(2,957,796)	(2,884,084)
Total property and equipment, net	5,561,458	5,548,480

OTHER ASSETS:
Operating lease right-of-use assets	96,374	151,928
Long-term receivables and other assets	323,961	342,864
Total other assets	420,335	494,792
Total assets	$7,233,761	$7,414,553

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2023	2022
CURRENT LIABILITIES:
Current maturities of long-term debt	$443,328	$438,502
Accounts payable	452,214	422,001
Accrued salaries, wages and benefits	184,223	186,285
Current maturities of operating lease liabilities	18,741	71,726
Taxes other than income taxes	20,130	20,480
Other current liabilities	33,466	33,549
Total current liabilities	1,152,102	1,172,543

LONG-TERM DEBT, net of current maturities	2,855,524	2,941,772

DEFERRED INCOME TAXES PAYABLE	681,550	687,060

NONCURRENT OPERATING LEASE LIABILITIES	76,418	88,622

OTHER LONG-TERM LIABILITIES	236,109	176,925

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 82,800,633 and 82,592,830 shares issued as of March 31, 2023, and December 31, 2022, respectively	740,030	734,426
Retained earnings	2,214,798	2,236,869
Treasury stock, at cost, 37,093,074 and 31,994,416 shares as of March 31, 2023, and December 31, 2022, respectively	(720,448)	(619,862)
Accumulated other comprehensive loss	(2,322)	(3,802)
Total stockholders’ equity	2,232,058	2,347,631
Total liabilities and stockholders’ equity	$7,233,761	$7,414,553

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(Dollars and Shares in Thousands, Except per Share Amounts)

	Three months ended
	March 31,
	2023	2022
OPERATING REVENUES:
Flying agreements	$663,838	$708,063
Lease, airport services and other	27,993	27,089
Total operating revenues	691,831	735,152
OPERATING EXPENSES:
Salaries, wages and benefits	335,201	300,058
Aircraft maintenance, materials and repairs	142,226	148,413
Depreciation and amortization	94,149	102,745
Aircraft fuel	20,964	25,090
Aircraft rentals	19,528	15,996
Airport-related expenses	18,295	19,205
Other operating expenses	66,172	71,597
Total operating expenses	696,535	683,104
OPERATING INCOME (LOSS)	(4,704)	52,048
OTHER INCOME (EXPENSE):
Interest income	10,033	425
Interest expense	(33,620)	(28,592)
Other income, net	2,174	880
Total other expense, net	(21,413)	(27,287)
INCOME (LOSS) BEFORE INCOME TAXES	(26,117)	24,761
PROVISION (BENEFIT) FOR INCOME TAXES	(4,046)	7,027
NET INCOME (LOSS)	$(22,071)	$17,734

BASIC EARNINGS (LOSS) PER SHARE	$(0.45)	$0.35
DILUTED EARNINGS (LOSS) PER SHARE	$(0.45)	$0.35
Weighted average common shares:
Basic	49,391	50,480
Diluted	49,391	50,708

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(22,071)	$17,734
Net unrealized appreciation on marketable securities, net of taxes	1,480	—
TOTAL COMPREHENSIVE INCOME (LOSS)	$(20,591)	$17,734

See accompanying notes to condensed consolidated financial statements

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

(UNAUDITED)

(In Thousands)

						Accumulated
						Other
	Common Stock		Retained	Treasury Stock		Comprehensive
	Shares	Amount	Earnings	Shares	Amount	Loss	Total
Balance at December 31, 2022	82,593	$734,426	$2,236,869	(31,994)	$(619,862)	$(3,802)	$2,347,631
Net income (loss)	—	—	(22,071)	—	—	—	(22,071)
Exercise of common stock options and vested employee stock awards	130	57	—	—	—	—	57
Employee income tax paid on vested equity awards	—	—	—	(32)	(585)	—	(585)
Sale of common stock under employee stock purchase plan	78	1,218	—	—	—	—	1,218
Stock based compensation expense	—	4,329	—	—	—	—	4,329
Treasury stock purchases	—	—	—	(5,067)	(100,001)	—	(100,001)
Net unrealized appreciation on marketable securities, net of tax of $476	—	—	—	—	—	1,480	1,480
Balance at March 31, 2023	82,801	$740,030	$2,214,798	(37,093)	$(720,448)	$(2,322)	$2,232,058

	Common Stock		Retained	Treasury Stock
	Shares	Amount	Earnings	Shares	Amount	Total
Balance at December 31, 2021	82,336	$722,310	$2,163,916	(31,956)	$(618,712)	$2,267,514
Net income	—	—	17,734	—	—	17,734
Exercise of common stock options and vested employee stock awards	139	27	—	—	—	27
Employee income tax paid on vested equity awards	—	—	—	(37)	(1,123)	(1,123)
Sale of common stock under employee stock purchase plan	40	1,487	—	—	—	1,487
Stock based compensation expense	—	4,076	—	—	—	4,076
Balance at March 31, 2022	82,515	$727,900	$2,181,650	(31,993)	$(619,835)	$2,289,715

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands)

	Three months ended
	March 31,
	2023	2022
NET CASH PROVIDED BY OPERATING ACTIVITIES	$150,203	$20,508

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(289,116)	(595,325)
Sales of marketable securities	373,492	586,864
Acquisition of property and equipment:
Aircraft and rotable spare parts	(92,953)	(111,782)
Buildings and ground equipment	(10,319)	(2,236)
Proceeds from the sale of property and equipment	2,162	2,749
Deposits on aircraft	—	(28,031)
Aircraft deposits applied towards acquired aircraft	—	23,481
Decrease (increase) in other assets	19,766	(387)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	3,032	(124,667)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	25,000	185,740
Principal payments on long-term debt	(107,276)	(93,979)
Payment of debt issuance cost	(108)	(413)
Net proceeds from issuance of common stock	1,275	1,514
Employee income tax paid on vested equity awards	(585)	(1,123)
Purchase of treasury stock	(100,001)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(181,695)	91,739

Decrease in cash and cash equivalents	(28,460)	(12,420)
Cash and cash equivalents at beginning of period	102,984	258,421
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$74,524	$246,001

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Acquisition of property and equipment	$4,649	$13,567
Derecognition of right of use assets	$(35,062)	$—
Derecognition of operating lease liabilities	$35,062	$—
Cash paid during the period for:
Interest, net of capitalized amounts	$33,838	$29,840
Income taxes	$533	$116

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated financial statements of SkyWest, Inc. (“SkyWest” or the “Company”) and its operating subsidiary SkyWest Airlines, Inc. (“SkyWest Airlines”) and its leasing subsidiary SkyWest Leasing, Inc. (“SkyWest Leasing”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). During 2022, the Company formed a new subsidiary, SkyWest Charter, with the intent to offer on-demand charter service and public charter service to underserved communities in the United States. SkyWest Charter operated its first revenue flight subsequent to March 31, 2023. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Due in part to the uncertain rate of recovery from workforce shortages, in addition to other factors, the results of operations for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

(2) Flying Agreements Revenue and Lease, Airport Services and Other Revenues

The Company recognizes revenue under its flying agreements and under its lease, airport services and other service agreements when the service is provided under the applicable agreement. Under the Company’s fixed-fee arrangements (referred to as “capacity purchase” agreements) with United Airlines, Inc. (“United”), Delta Air Lines, Inc. (“Delta”), American Airlines, Inc. (“American”) and Alaska Airlines, Inc. (“Alaska”) (each, a “major airline partner”), the major airline partner generally pays the Company a fixed-fee for each departure, flight hour (measured from takeoff to landing, excluding taxi time) or block hour (measured from takeoff to landing, including taxi time) incurred, and an amount per aircraft in service each month with additional incentives based on flight completion and on-time performance. The major airline partner also directly pays for or reimburses the Company for certain direct expenses incurred under the capacity purchase agreement, such as fuel, airport landing fees and airport rents. Under the capacity purchase agreements, the Company’s performance obligation is met when each flight is completed, measured in completed block hours, and is reflected in flying agreements revenue. The transaction price for the capacity purchase agreements is determined from the fixed-fee consideration, incentive consideration and directly reimbursed expenses earned as flights are completed over the agreement term. For the three months ended March 31, 2023 and 2022, capacity purchase agreements represented approximately 88.4% and 88.8% of the Company’s flying agreements revenue, respectively.

Under the Company’s prorate arrangements (also referred to as a “prorate” or “revenue-sharing” agreement), the major airline partner and the Company negotiate a passenger fare proration formula, pursuant to which the Company receives a percentage of the ticket revenues for those passengers traveling for one portion of their trip on a Company airline and the other portion of their trip on the major airline partner. Under the Company’s prorate flying agreements, the performance obligation is met and revenue is recognized when each flight is completed based upon the portion of the prorate passenger fare the Company determines that it will receive for each completed flight. The transaction price for the prorate agreements is determined from the proration formula derived from each passenger ticket amount on each completed flight over the agreement term. For the three months ended March 31, 2023 and 2022, prorate flying agreements represented approximately 11.6% and 11.2% of the Company’s flying agreements revenue, respectively.

The following table represents the Company’s flying agreements revenue by type for the three months ended March 31, 2023 and 2022 (in thousands):

	For the three months ended March 31,
	2023	2022
Capacity purchase agreements flight operations revenue (non-lease component)	$468,916	$504,808
Capacity purchase agreements fixed aircraft lease revenue	74,480	124,085
Capacity purchase agreements variable aircraft lease revenue	43,105	—
Prorate agreements revenue	77,337	79,170
Flying agreements revenue	$663,838	$708,063

The Company allocates the total consideration received under its capacity purchase agreements between lease and non-lease components based on stand-alone selling prices. A portion of the Company’s compensation under its capacity purchase agreements is designed to reimburse the Company for certain aircraft ownership costs. The consideration for aircraft ownership costs varies by agreement but is intended to cover either the Company’s aircraft principal and interest debt service costs, its aircraft depreciation and interest expense or its aircraft lease expense costs while the aircraft is under contract. The consideration received for the use of the aircraft under the Company’s capacity purchase agreements is accounted for as lease revenue, inasmuch as the agreements identify the “right of use” of a specific type and number of aircraft over a stated period of time. The lease revenue associated with the Company’s capacity purchase agreements is accounted for as an operating lease and is reflected as flying agreements revenue on the Company’s consolidated statements of comprehensive income (loss). During the three months ended December 31, 2022, the Company amended certain of its capacity purchase agreements resulting in a portion of the Company’s aircraft lease revenue becoming variable beginning in the fourth quarter of 2022. Additionally, as a result of these capacity purchase agreement amendments executed in 2022, during the three months ended March 31, 2023, the Company deferred recognizing lease revenue on $20.6 million of the allocated fixed monthly lease payments received during the three months ended March 31, 2023, under the straight-line method. The Company has not separately stated aircraft rental income and aircraft rental expense in the consolidated statement of comprehensive income (loss) because the use of the aircraft is not a separate activity of the total service provided under the capacity purchase agreements.

A portion of the Company’s compensation under its capacity purchase agreements relates to operating the aircraft, identified as the non-lease component of the capacity purchase agreement. The Company recognizes revenue attributed to the non-lease component received as fixed-fees for each departure, flight hour or block hour on an as-completed basis for each reporting period. The Company recognizes revenue attributed to the non-lease component received as fixed monthly payments per aircraft proportionate to the number of block hours completed during each reporting period, relative to the estimated number of block hours the Company anticipates completing over the remaining contract term. During the three months ended March 31, 2023, the Company deferred $39.3 million of fixed monthly payments under certain agreements and decreased unbilled revenue by $3.3 million under certain other agreements, compared to recognizing $7.5 million of previously deferred revenue and $3.6 million of unbilled revenue during the three months ended March 31, 2022.

The Company’s total deferred revenue balance, as of March 31, 2023 was $204.6 million, including $5.6 million in other current liabilities and $199.0 million in other long-term liabilities. The Company’s unbilled revenue balance was $16.6 million as of March 31, 2023, including $7.1 million in other current assets and $9.5 million in other long-term assets. The Company’s deferred revenue balance was $144.7 million as of December 31, 2022, including $5.2 million in other current liabilities and $139.5 million in other long-term liabilities. The Company’s unbilled revenue balance was $19.9 million as of December 31, 2022, including $9.9 million in other current assets and $10.0 million in other long-term assets.

The Company’s capacity purchase and prorate agreements include weekly provisional cash payments from the respective major airline partner based on a projected level of flying each month. The Company and each major airline partner subsequently reconcile these payments to the actual completed flight activity on a monthly or quarterly basis.

As of March 31, 2023, the Company had 491 aircraft in scheduled service or under contract pursuant to code-share agreements. The following table summarizes the significant provisions of each code-share agreement the Company has with each major airline partner through SkyWest Airlines:

United Express Agreements
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
United Express Agreements (capacity purchase agreement)	• E175 • CRJ 700 • CRJ 200	90 19 70	• Individual aircraft have scheduled removal dates from 2024 to 2029
United Express Prorate Agreement (prorate agreement)	• CRJ 200	25*	• Terminable with 120-days’ notice
Total under United Express Agreements		204

Delta Connection Agreements
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
Delta Connection Agreement (capacity purchase agreement)	• E175 • CRJ 900 • CRJ 700	84 35 5	• Individual aircraft have scheduled removal dates from 2023 to 2033

Delta Connection Prorate Agreement (prorate agreement)	• CRJ 900 • CRJ 200	1* 21*	• Terminable with 30-days’ notice
Total under Delta Connection Agreements		146

American Capacity Purchase Agreement
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
American Agreement (capacity purchase agreement)	• E175 • CRJ 700	20 79	• Individual aircraft have scheduled removal dates from 2024 to 2032
Total under American Agreement		99

Alaska Capacity Purchase Agreement
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
Alaska Agreement (capacity purchase agreement)	• E175	42	• Individual aircraft have scheduled removal dates from 2030 to 2034
*	The Company’s prorate agreements are based on specific routes, not a specific aircraft count. The number of aircraft listed above for each prorate agreement approximates the number of aircraft the Company uses to serve the prorate routes.

In addition to the contractual arrangements described above, as of March 31, 2023, SkyWest Airlines has a capacity purchase agreement with Delta to place a total of three additional E175 regional jet aircraft (“E175”) from Embraer, S.A. (“Embraer”) into service, with delivery dates currently scheduled in 2023 and 2024. SkyWest Airlines has a capacity purchase agreement with Alaska to place one additional E175 aircraft into service with a delivery date currently scheduled for 2025. Final delivery and in-service dates for aircraft to be placed under contract may be adjusted based on various factors.

When an aircraft is scheduled to be removed from a capacity purchase arrangement, the Company may, as practical under the circumstances, negotiate an extension with the respective major airline partner, negotiate the placement of the aircraft with another major airline partner, return the aircraft to the lessor if the aircraft is leased and the lease is expiring, place owned aircraft for sale or pursue other uses for the aircraft. Other uses for the aircraft may include placing the aircraft in a prorate agreement, leasing the aircraft to a third party or disassembling aircraft components such as the engines and parts to be used as spare inventory or to lease the engines to a third party.

Lease, airport services and other revenues primarily consist of revenue generated from aircraft and spare engines leased to third parties and airport customer services, such as gate and ramp agent services at applicable airports where the Company has agreements with third parties. The following table represents the Company’s lease, airport services and other revenues for the three months ended March 31, 2023 and 2022 (in thousands):

	For the three months ended March 31,
	2023	2022
Operating lease revenue	$16,560	$16,555
Airport customer service and other revenue	11,433	10,534
Lease, airport services and other	$27,993	$27,089

The following table summarizes future minimum rental income under operating leases primarily related to leased aircraft and engines that had remaining non-cancelable lease terms as of March 31, 2023 (in thousands):

April 2023 through December 2023	$34,183
2024	45,441
2025	40,470
2026	34,904
2027	34,882
Thereafter	86,244
Total future minimum rental income under operating leases	$276,124

Of the Company’s $5.6 billion of net property and equipment as of March 31, 2023, $216.8 million of regional jet aircraft and spare engines were leased to third parties under operating leases. The Company’s mitigation strategy for the residual asset risks of these assets includes leasing aircraft and engine types that can be operated by the Company in the event of a default. Additionally, the operating leases typically have specified lease return condition requirements paid by the lessee to the Company and the Company typically maintains inspection rights under the leases.

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

Allowance for credit losses

The Company monitors publicly available credit ratings for entities for which the Company has a significant receivable balance. As of March 31, 2023, the Company had gross receivables of $120.0 million in current assets and gross receivables of $195.5 million in other long-term assets. The Company has established credit loss reserves based on publicly available historic default rates issued by a third party for companies with similar credit ratings, factoring in the term of the respective accounts receivable or notes receivable. During the three months ended March 31, 2023, the Company wrote-off a $3.6 million receivable that was fully reserved as of December 31, 2022. There were no other significant changes in the outstanding accounts receivable, notes receivable or credit ratings of the entities.

The following table summarizes the changes in allowance for credit losses:

Allowance for Credit Losses
Balance at December 31, 2022	$37,385
Adjustments to credit loss reserves	(631)
Write-offs charged against allowance	(3,570)
Balance at March 31, 2023	$33,184

(3) Stock-Based Compensation

During the three months ended March 31, 2023, the Company granted 125,780 restricted stock units and 391,810 performance shares to certain employees of the Company under the SkyWest, Inc. 2019 Long-Term Incentive Plan. Both the restricted stock units and performance shares have a three-year vesting period, during which the recipient must remain employed with the Company. The number of performance shares awardable from the 2023 grants can range from 0% to 250% of the original amount granted depending on the Company’s performance over three one-year measurement periods against the pre-established targets. Upon vesting, each restricted stock unit and performance share will be replaced with one share of common stock. The weighted average fair value of these restricted stock units and performance shares on their date of grant was $18.65 per share. During the three months ended March 31, 2023, the Company did not grant any options to purchase shares of common stock to employees. Additionally, during the three months ended March 31, 2023, the Company granted 37,534 fully vested shares of common stock to the Company’s directors at a grant date fair value of $18.65.

The Company accounts for forfeitures of restricted stock units and performance shares when forfeitures occur. The estimated fair value of the restricted stock units and performance shares is amortized over the applicable vesting periods. Stock-based compensation expense for the performance shares is based on the Company’s anticipated outcome of achieving the performance metrics. During the three months ended March 31, 2023 and 2022, the Company recorded pre-tax stock-based compensation expense of $4.3 million and $4.1 million, respectively.

(4) Net Income (Loss) Per Common Share

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

	Three Months Ended
	March 31,
	2023	2022
PSP1 and Treasury Loan Warrants (1)	582	—
PSP2 Warrants (2)	125	125
PSP3 Warrants (3)	78	78
Employee Stock Awards	700	—
Total antidilutive securities	1,485	203
(1)	Pursuant to the payroll support program established under the Coronavirus Aid, Relief, and Economic Security (CARES) Act (“PSP1”) and Loan and Guarantee Agreement with the U.S. Department of the Treasury (“U.S. Treasury”), SkyWest issued to U.S. Treasury warrants to purchase shares of SkyWest common stock for an exercise price of $28.38 per share.

(2)	Pursuant to the payroll support program established under the Consolidated Appropriations Act, 2021 (“PSP2”), SkyWest issued to U.S. Treasury warrants to purchase shares of SkyWest common stock for an exercise price of $40.41 per share.
(3)	Pursuant to the payroll support program established under the American Rescue Plan Act of 2021 (“PSP3”), SkyWest issued to U.S. Treasury warrants to purchase shares of SkyWest common stock for an exercise price of $57.47 per share.

Additionally, during the three months ended March 31, 2023 and 2022, 538,000 and 361,000 performance shares (at target performance) were excluded from the computation of Diluted EPS because the Company had not achieved the minimum target thresholds as of the three months ended March 31, 2023 and 2022, respectively.

The calculation of the weighted average number of shares of common stock outstanding for Basic EPS and Diluted EPS are as follows for the periods indicated (in thousands, except per share data):

	Three Months Ended
	March 31,
	2023	2022
Numerator:
Net income (loss)	$(22,071)	$17,734
Denominator:
Basic earnings per share weighted average shares	49,391	50,480
Dilutive effect of employee stock awards and warrants	—	228
Diluted earnings per share weighted average shares	49,391	50,708

Basic earnings (loss) per share	$(0.45)	$0.35
Diluted earnings (loss) per share	$(0.45)	$0.35

(5) Segment Reporting

The Company’s two reporting segments consist of the operations of SkyWest Airlines and SkyWest Leasing activities.

The Company’s chief operating decision maker analyzes the profitability of operating new aircraft financed through the issuance of debt, including the Company’s E175 fleet, separately from the profitability of the Company’s capital deployed for ownership and financing of such aircraft. The SkyWest Airlines segment includes revenue earned under the applicable capacity purchase agreements attributed to operating such aircraft and the respective operating costs. The SkyWest Leasing segment includes applicable revenue earned under the applicable capacity purchase agreements attributed to the ownership of new aircraft acquired through the issuance of debt and the respective depreciation and interest expense of such aircraft. The SkyWest Leasing segment also includes the activity of leasing regional jet aircraft and spare engines to third parties and other activities. The SkyWest Leasing segment’s total assets and capital expenditures include new aircraft acquired through the issuance of debt and assets leased to third parties. Additionally, aircraft removed from SkyWest Airlines’ operations and held for sale are included in the SkyWest Leasing segment.

The following represents the Company’s segment data for the three-month periods ended March 31, 2023 and 2022 (in thousands):

	Three months ended March 31, 2023
	SkyWest	SkyWest
	Airlines	Leasing	Consolidated
Operating revenues (1)	$568,173	$123,658	$691,831
Operating expense	633,392	63,143	696,535
Depreciation and amortization expense	38,258	55,891	94,149
Interest expense	4,062	29,558	33,620
Segment profit (loss) (2)	(69,281)	30,957	(38,324)
Total assets (as of March 31, 2023)	2,629,521	4,604,240	7,233,761
Capital expenditures (including non-cash)	21,111	86,810	107,921

	Three months ended March 31, 2022
	SkyWest	SkyWest
	Airlines	Leasing	Consolidated
Operating revenues (1)	$603,048	$132,104	$735,152
Operating expense	621,028	62,076	683,104
Depreciation and amortization expense	47,694	55,051	102,745
Interest expense	1,789	26,803	28,592
Segment profit (loss) (2)	(19,769)	43,225	23,456
Total assets (as of March 31, 2022)	2,953,902	4,195,056	7,148,958
Capital expenditures (including non-cash)	32,696	94,889	127,585
(1)	Prorate revenue and airport customer service revenue are primarily reflected in the SkyWest Airlines segment.
(2)	Segment profit (loss) is equal to operating income less interest expense.

(6) Leases, Commitments, Guarantees and Contingencies

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

Aircraft

During the three months ended March 31, 2023, the Company acquired 32 CRJ aircraft under an early lease buyout arrangement with the lessor for $125.5 million. As of March 31, 2023, excluding aircraft financed by the Company’s major airline partners that the Company operates for them under contract, the Company leased 11 aircraft under long-term lease agreements with remaining terms ranging from one year to eight years.

Airport facilities

The Company has operating leases for facility space including airport terminals, office space, cargo warehouses and maintenance facilities. The Company generally leases this space from government agencies that control the use of the various airports. The remaining lease terms for facility space vary from one month to 33 years. The Company’s operating leases with lease rates that are variable based on airport operating costs, use of the facilities or other variable factors are excluded from the Company’s right-of-use assets and operating lease liabilities in accordance with accounting guidance.

Leases

As of March 31, 2023, the Company’s right-of-use assets were $96.4 million, the Company’s current maturities of operating lease liabilities were $18.7 million, and the Company’s noncurrent lease liabilities were $76.4 million.

During the three months ended March 31, 2023, the Company paid $13.6 million under operating leases reflected as a reduction from operating cash flows.

The table below presents lease related terms and discount rates as of March 31, 2023:

Weighted-average remaining lease term for operating leases	9.8 years
Weighted-average discount rate for operating leases	6.0%

The Company’s lease costs for the three months ended March 31, 2023 and 2022 included the following components (in thousands):

	For the three months ended March 31,
	2023	2022
Operating lease cost	$24,948	$21,841
Variable and short-term lease cost	803	1,018
Sublease income	(1,350)	(1,803)
Total lease cost	$24,401	$21,056

As of March 31, 2023, the Company leased aircraft, airport facilities, office space and other property and equipment under non-cancelable operating leases, which are generally on a long-term, triple-net lease basis pursuant to which the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. The Company expects that, in the normal course of business, such operating leases that expire may be renewed or replaced by other leases, or the property may be purchased rather than leased. The following table summarizes future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms as of March 31, 2023 (in thousands):

April 2023 through December 2023	$14,586
2024	22,180
2025	16,517
2026	13,436
2027	12,293
Thereafter	54,321
Total future minimum operating lease payments	$133,333

As of March 31, 2023, the Company had a firm purchase commitment for four E175 aircraft from Embraer with anticipated delivery dates through 2025.

The following table summarizes the Company’s commitments and obligations as noted for each of the next five years and thereafter (in thousands):

	Total	Apr - Dec 2023	2024	2025	2026	2027	Thereafter
Operating lease payments for aircraft and facility obligations	$133,333	$14,586	$22,180	$16,517	$13,436	$12,293	$54,321
Firm aircraft and spare engine commitments	140,337	53,170	59,396	27,771	—	—	—
Interest commitments (1)	537,120	95,916	113,943	93,846	74,283	52,660	106,472
Principal maturities on long-term debt	3,326,765	338,821	446,277	530,357	507,226	460,455	1,043,629
Total commitments and obligations	$4,137,555	$502,493	$641,796	$668,491	$594,945	$525,408	$1,204,422
(1)	At March 31, 2023, the Company’s long-term debt had fixed interest rates.

Guarantees

In 2022, the Company agreed to guarantee $19.8 million of debt for a 14 CFR Part 135 air carrier. The debt is secured by the Part 135 air carrier’s aircraft and engines and has a five-year term. The purpose of the arrangement is to increase the potential number of commercial pilots in the Company’s hiring pipeline. In exchange for providing the guarantee, the Company received 6.5% of the guaranteed amount as consideration, payable in common stock of the Part 135 air carrier, which will be recorded in “Other income, net” on the Company’s consolidated statements of comprehensive income over the term of the guarantee. The Company also recorded the estimated credit loss associated with the guarantee in “Other long-term liabilities” on the Company’s consolidated balance sheet based on publicly available historical default rates issued by a third party for companies with similar credit ratings, factoring the collateral and guarantee term.

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

As of March 31, 2023, and December 31, 2022, the Company held certain assets that are required to be measured at fair value on a recurring basis. The Company’s assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of March 31, 2023
	Total	Level 1	Level 2	Level 3
Marketable Securities
Bonds and bond funds	$616,525	$—	$616,525	$—
Commercial paper	244,810	—	244,810	—
	$861,335	$—	$861,335	$—
Investments in Other Companies	21,883	7,240	—	14,643
Cash and Cash Equivalents	74,524	74,524	—	—
Total Assets Measured at Fair Value	$957,742	$81,764	$861,335	$14,643

	Fair Value Measurements as of December 31, 2022
	Total	Level 1	Level 2	Level 3
Marketable Securities
Bonds and bond funds	$624,254	$—	$624,254	$—
Commercial paper	319,977	—	319,977	—
	$944,231	$—	$944,231	$—
Investments in Other Companies	21,380	7,200	—	14,180
Cash and Cash Equivalents	102,984	102,984	—	—
Total Assets Measured at Fair Value	$1,068,595	$110,184	$944,231	$14,180

The Company’s “marketable securities” classified as Level 2 securities primarily utilize broker quotes in a non-active market for valuation of these securities. See Note 9 “Investments in Other Companies” regarding the Company’s investment in other companies, for the three months ended March 31, 2023.

The Company did not make any significant transfers of securities between Level 1, Level 2 and Level 3 during the three months ended March 31, 2023. The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

As of March 31, 2023, and December 31, 2022, the Company classified $861.3 million and $944.2 million of marketable securities, respectively, as short-term because it had the intent to maintain a liquid portfolio and the ability to redeem the securities within one year. As of March 31, 2023, and December 31, 2022, the cost of the Company’s marketable securities was $864.4 million and $949.3 million, respectively.

As of March 31, 2023, the Company had $56.7 million included in “Other current assets” on the Company’s consolidated balance sheet in respect of 14 CRJ700 aircraft held for sale. The fair values were based upon observable and unobservable inputs, including a third-party valuation, market trends and conditions of the airframes and engines, considered Level 3 within the fair value hierarchy. The assumptions used to determine the fair value of the assets held for sale are subject to inherent uncertainty and could produce a wide range of outcomes, which the Company will continue to monitor in future periods as new information becomes available. The Company did not record a gain or loss associated with its assets held for sale during the three months ended March 31, 2023.

(8) Long-term Debt

Long-term debt consisted of the following as of March 31, 2023, and December 31, 2021 (in thousands):

	March 31, 2023	December 31, 2022
Current portion of long-term debt	$447,179	$442,360
Current portion of unamortized debt issue cost, net	(3,851)	(3,858)
Current portion of long-term debt, net of debt issue costs	$443,328	$438,502

Long-term debt, net of current maturities	$2,879,586	$2,966,951
Long-term portion of unamortized debt issue cost, net	(24,062)	(25,179)
Long-term debt, net of current maturities and debt issue costs	$2,855,524	$2,941,772

Total long-term debt (including current portion)	$3,326,765	$3,409,311
Total unamortized debt issue cost, net	(27,913)	(29,037)
Total long-term debt, net of debt issue costs	$3,298,852	$3,380,274

As of March 31, 2023, the Company had $3.3 billion of total long-term debt, which consisted of $3.1 billion of debt used to finance aircraft and spare engines and $200.6 million of unsecured debt payable to U.S. Treasury. The average effective interest rate on the Company’s debt was approximately 4.0% at March 31, 2023.

During the three months ended March 31, 2023, the Company executed a promissory note for $25.0 million. The promissory note has an eight-year term, is due in monthly installments, has a fixed annual interest rate of 5.6% and is secured by spare engines.

As of March 31, 2023 and December 31, 2022, the Company had $59.6 million and $59.2 million, respectively, in letters of credit and surety bonds outstanding with various banks and surety institutions.

As of March 31, 2023, SkyWest Airlines had a $100.0 million line of credit. The line of credit includes minimum liquidity and profitability covenants and is secured by certain assets. As of March 31, 2023, SkyWest Airlines had no amounts outstanding under the facility. However, at March 31, 2023, SkyWest Airlines had $29.9 million in letters of credit issued under the facility, which reduced the amount available under the facility to $70.1 million. The line of credit expires March 25, 2025 and has a variable interest rate of 3.5% plus the one month SOFR rate.

The Company’s debt agreements are not traded on an active market and are recorded at carrying value on the Company’s consolidated balance sheet. The fair value of the Company’s long-term debt is estimated based on current rates offered to the Company for similar debt. Debt is primarily classified as Level 2 within the fair value hierarchy. The carrying value and fair value of the Company’s long-term debt as of March 31, 2023 and December 31, 2022, were as follows (in thousands):

	March 31, 2023	December 31, 2022
Carrying value	$3,326,765	$3,409,311
Fair value	$3,195,693	$3,264,704

(9) Investments in Other Companies

Equity Method Investment

During 2019, the Company created a joint venture with Regional One, Inc. (“Regional One”) and has invested a total of $26.6 million for a 75% ownership interest in Aero Engines, LLC. (“Aero Engines”). The primary purpose of Aero Engines is to lease engines to third parties. Aero Engines requires unanimous approval from the Company and Regional One for its engine purchases, dispositions, lease agreements with third parties and all other material transactions. The Company determined Aero Engines is a variable interest entity as the Company has a 75% ownership interest in Aero Engines and all material decisions require unanimous approval from the Company and Regional One, resulting in disproportionate ownership rights relative to voting rights. As unanimous approval is required for all Aero Engines’ material activities. Aero Engines has no primary beneficiary. The Company accounts for its investment in Aero Engines under the equity method. The Company’s exposure in its investment in Aero Engines primarily consists of the Company’s portion of income or loss from Aero Engines’ engine lease agreements with third parties and the Company’s ownership percentage in Aero Engines’ engines book value. Aero Engines had no debt outstanding as of March 31, 2023. As of March 31, 2023, the Company’s investment balance in Aero Engines was $24.9 million and has been recorded in “Other Assets” on the Company’s consolidated balance sheet. The Company’s portion of loss generated by Aero Engines for the three months ended March 31, 2023, was $0.1 million, which is recorded in “Other income, net” on the Company’s consolidated statements of comprehensive income.

Fair Value Method Investments

In 2021, the Company entered into a strategic partnership with Eve UAM, LLC (“Eve UAM”), to develop a network of deployment for Eve UAM’s electric vertical takeoff and landing (“eVTOL”) aircraft.

In 2022, the Company acquired 1,000,000 shares of common stock of Eve Holding, Inc. (“Eve”) and a warrant giving the Company the right to acquire 1,500,000 shares of common stock of Eve at an exercise price of $0.01 per share. The Company also received a put option from an Eve shareholder for the 1,000,000 shares of common stock of Eve payable in aircraft parts credits. The intent of the put option is to reduce the Company’s investment risk in Eve. The warrant expires in May 2032, and the put option expires in December 2031. The Company acquired the shares of common stock, warrant and put option (collectively the “Eve Investments”) for $10.0 million. The Company evaluated the Eve Investments under Accounting Standard Codification (“ASC”) Topic 321, “Investments – Equity Securities” and ASC Topic 815, “Derivatives and Hedging,” and recorded the Eve Investments based on their pro rata share of the consideration paid using the fair value of the Eve Investments on the acquisition date, with subsequent changes in the fair value reported in earnings. The shares of common stock of Eve are classified as Level 1 within the fair value hierarchy as Eve stock is actively traded on the New York Stock Exchange, and the value is determined using quoted market prices for the equity security. The warrant and put option are classified as Level 3 within the fair value hierarchy, and the Company used the Black Scholes Option Pricing Model to determine the estimated fair market value of the warrant and put option, including an expected volatility of 50%, which is a significant unobservable input that was derived from historical volatility of comparable companies.

The table below shows the reconciliation of the Level 3 warrant and put option Eve Investments (in thousands):

Level 3 Investments:
Balance at December 31, 2022	$14,180
Purchases	—
Unrealized gains	463
Balance at March 31, 2023	$14,643

The Company recognized unrealized gains of $0.5 million in “Other income, net” on the Company’s consolidated statements of comprehensive income for the three months ended March 31, 2023, related to the Eve Investments. As of March 31, 2023, the fair value of the Eve Investments was $21.9 million and was recorded in “Other Assets” on the Company’s consolidated balance sheet.

(10) Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2023 was 15.5%. The Company’s effective tax rate for the three months ended March 31, 2023 varied from the federal statutory rate of 21.0% primarily due to the impact of non-deductible expenses and a discrete tax expense on employee equity transactions that occurred during the three months ended March 31, 2023, partially offset by the provision for state income taxes.

The Company’s effective tax rate for the three months ended March 31, 2022 was 28.4%. The Company’s effective tax rate for the three months ended March 31, 2022 varied from the federal statutory rate of 21.0% primarily due to the provision for state income taxes, the impact of non-deductible expenses and a discrete tax expense on employee equity transactions that occurred during the three months ended March 31, 2022.

(11) Legal Matters

The Company is subject to certain legal actions which it considers routine to its business activities. As of March 31, 2023, the Company’s management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents factors that had a material effect on the results of operations of SkyWest, Inc. (“SkyWest” “we” or “us”) during the three-month periods ended March 31, 2023 and 2022. Also discussed is our financial condition as of March 31, 2023, and December 31, 2022. You should read this discussion in conjunction with our condensed consolidated financial statements for the three months ended March 31, 2023, including the notes thereto, appearing elsewhere in this Report. This discussion and analysis contains forward-looking statements. Please refer to the section of this Report entitled “Cautionary Statement Concerning Forward-Looking Statements” for discussion of uncertainties, risks and assumptions associated with these statements.

Cautionary Statement Concerning Forward-Looking Statements

Certain of the statements contained in this Report should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” “hope,” “likely,” and “continue” and similar terms used in connection with statements regarding our outlook, anticipated operations, the revenue environment, our contractual relationships, and our anticipated financial performance. These statements include, but are not limited to, statements about the continued demand for our product, the impact of the COVID-19 pandemic, economic conditions and the captain shortage on SkyWest’s business, financial condition and results of operations, the scheduled aircraft deliveries for SkyWest in upcoming periods and the related execution of SkyWest’s fleet transition strategy and expected timing thereof, expected production levels in future periods and associated staffing challenges, pilot attrition trends, SkyWest’s coordination with United Airlines, Inc. (“United”), Delta Air Lines, Inc. (“Delta”), American Airlines, Inc. (“American”) and Alaska Airlines, Inc. (“Alaska”) (each, a “major airline partner” and together, “major airline partners”) to optimize the delivery of aircraft under previously announced agreements, the expected terms, timing and benefits related to SkyWest’s leasing and joint venture transactions, SkyWest’s plans to operate public charter service to underserved communities in the United States and the expected timing thereof, as well as SkyWest’s future financial and operating results, plans, objectives, expectations, estimates, intentions and outlook, and other statements that are not historical facts. All forward-looking statements included in this Report are made as of the date hereof and are based on information available to SkyWest as of such date. SkyWest assumes no obligation to update any forward-looking statements unless required by law. Readers should note that many factors could affect the future operating and financial results of SkyWest and could cause actual results to vary materially from those expressed in forward-looking statements set forth in this Report. These factors include, but are not limited to, uncertainty regarding the COVID-19 pandemic and other potential future outbreaks of infectious diseases or other health concerns, and the consequences of such outbreaks to the travel industry and our major partners in general and the financial condition and operating results of SkyWest in particular, the prospects of entering into agreements with existing or other carriers to fly new aircraft, ongoing negotiations between SkyWest and its major partners regarding their contractual obligations, uncertainties regarding operation of new aircraft, the ability to attract and retain qualified pilots, including captains, and related staffing challenges, the impact of regulatory issues such as pilot rest rules and qualification requirements, and the ability to obtain aircraft financing.

Actual operational and financial results of SkyWest will likely also vary, and may vary materially, from those anticipated, estimated, projected or expected for a number of other reasons, including, in addition to those identified above: the challenges of competing successfully in a highly competitive and rapidly changing industry; developments associated with fluctuations in the economy and the demand for air travel, including related to the COVID-19 pandemic, inflationary pressures, and related decreases in customer demand and spending; the financial stability of SkyWest’s major airline partners and any potential impact of their financial condition on the operations of SkyWest; fluctuations in flight schedules, which are determined by the major airline partners for whom SkyWest conducts flight operations; variations in market and economic conditions; significant aircraft lease and debt commitments; estimated useful life of long-lived assets, residual aircraft values and related impairment charges; labor relations and costs and labor shortages; the impact of global instability; rapidly fluctuating fuel costs and potential fuel shortages; the impact of weather-related or other natural disasters on air travel and airline costs; aircraft deliveries; uncertainty regarding ongoing hostility between Russia and the Ukraine and the related impacts on macroeconomic conditions and on the international operations of any of our major airline partners as a result of such conflict; the existing global COVID-19 pandemic and the outbreak of any other disease or similar public health threat that affects travel demand or travel behavior; as well as the other factors identified under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, under the heading “Risk Factors” in Part II, Item 1A of this Report, elsewhere in this Report, in our other filings with the Securities and Exchange Commission (the “SEC”) and other unanticipated factors.

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

Overview

We have the largest regional airline operation in the United States through our operating subsidiary SkyWest Airlines, Inc. (“SkyWest Airlines”). As of March 31, 2023, we offered scheduled passenger and air freight service with approximately 1,900 total daily departures to destinations in the United States, Canada and Mexico. Our fleet of Embraer E175 regional jet aircraft (“E175”), Canadair CRJ900 regional jet aircraft (“CRJ900”) and Canadair CRJ700 regional jet aircraft (“CRJ700”) have a multiple-class seat configuration, whereas our Canadair CRJ200 regional jet aircraft (“CRJ200”) aircraft have a single-class seat configuration. As of March 31, 2023, we had 623 total aircraft in our fleet, including 491 aircraft in scheduled service or under contract under our code-share agreements, summarized as follows:

	E175	CRJ900	CRJ700	CRJ200	Total
United	90	—	19	95	204
Delta	84	36	5	21	146
American	20	—	79	—	99
Alaska	42	—	—	—	42
Aircraft in scheduled service or under contract	236	36	103	116	491
SkyWest Charter	—	—	—	3	3
Leased to third parties	—	5	35	—	40
Other*	—	8	29	52	89
Total Fleet	236	49	167	171	623
*	As of March 31, 2023, other aircraft included: supplemental spare aircraft supporting our code-share agreements that may be used in future code-share or leasing arrangements, aircraft transitioning between code-share agreements with our major airline partners, aircraft held-for-sale or aircraft that are scheduled to be disassembled for use as spare parts.

Our business model is based on providing scheduled regional airline service under code-share agreements (commercial agreements between airlines that, among other things, allow one airline to use another airline’s flight designator codes on its flights) with our major airline partners. Our success is principally centered on our ability to meet the needs of our major airline partners by providing a reliable and safe operation at attractive economics. From March 31, 2022, to March 31, 2023, we made changes to our fleet count under our flying agreements, including the addition of 21 new E175 aircraft.

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

As of March 31, 2023, approximately 41.5% of our aircraft in scheduled service or under contract were operated for United, approximately 29.7% were operated for Delta, approximately 20.2% were operated for American and approximately 8.6% were operated for Alaska.

Historically, multiple contractual relationships with major airlines have enabled us to reduce our reliance on any single major airline code and to enhance and stabilize operating results through a mix of fixed-fee arrangements (referred to as “capacity purchase” agreements) and revenue-sharing arrangements (referred to as “prorate” agreements). For the three months ended March 31, 2023, capacity purchase revenue and prorate revenue represented approximately 88.4% and 11.6%, respectively, of our total flying agreements revenue. On capacity purchase routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on completed block hours (measured from takeoff to landing, including taxi time), flight departures, the number of aircraft under contract and other operating measures. On prorate routes, we have more control over scheduling, pricing and seat inventories, and we share passenger fares with our major airline partners according to prorate formulas. Our prorate revenue and profitability may fluctuate based on ticket prices and passenger loads, and we are responsible for the operating costs of the prorate flights, including fuel and airport costs.

First Quarter Summary

We had total operating revenues of $691.8 million for the three months ended March 31, 2023, a 5.9% decrease compared to total operating revenues of $735.2 million for the three months ended March 31, 2022. We had a net loss of $22.1 million, or $0.45 loss per share, for the three months ended March 31, 2023, compared to net income of $17.7 million, or $0.35 per diluted share, for the three months ended March 31, 2022. The significant items affecting our revenue and operating expenses during the three months ended March 31, 2023, are outlined below:

Revenue

The number of aircraft we have in scheduled service or under contract pursuant to our code-share agreements and the number of block hours we incur on our flights are primary drivers of our flying agreements revenue under our capacity purchase agreements. The number of flights we operate and the corresponding number of passengers we carry are the primary drivers of our revenue under our prorate flying agreements. The number of aircraft we have in scheduled service or under contract under code-share agreements decreased from 513 as of March 31, 2022 to 491 as of March 31, 2023; and the number of block hours decreased from 310,993 for the three months ended March 31, 2022 to 276,241 for the three months ended March 31, 2023, or by 11.2%, due to a reduction in scheduled daily utilization of our aircraft primarily caused by pilot availability constraints.

Our capacity purchase revenue decreased $42.4 million, or 6.7%, from the three months ended March 31, 2022 to the three months ended March 31, 2023, primarily as a result of deferring the recognition of revenue on fixed monthly payments we received, offset by rate increases under our capacity purchase agreements during the three months ended March 31, 2023. As a result of fewer departures under our prorate agreements and fewer passengers carried on our prorate routes, our prorate revenue decreased $1.8 million, or 2.3%, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.

Operating Expenses

Our total operating expenses increased $13.4 million, or 2.0%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. The increase in operating expenses was primarily due to an increase in salaries, wages, and benefits, offset by decreases in other operating costs as a result of lower production for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. Departures decreased from 176,211 for the three months ended March 31, 2022 to 160,623 for the three months ended March 31, 2023, or by 8.8%. Additional details regarding the increase in our operating expenses are described in the section of this Report entitled “Results of Operations.”

Fleet Activity

The following table summarizes our fleet scheduled for service or under contract as of:

Aircraft in Service or Under Contract	March 31, 2023	December 31, 2022	March 31, 2022
E175s	236	236	215
CRJ900s	36	41	44
CRJ700s	103	104	114
CRJ200s	116	136	140
Total	491	517	513

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in Note 1 to our consolidated financial statements for the year ended December 31, 2022, and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are presented in our Annual Report on Form 10-K for the year ended December 31, 2022. Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management’s subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to revenue recognition, long-lived assets, and income tax. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results will likely differ, and may differ materially, from such estimates. There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2023.

Results of Operations

Three Months Ended March 31, 2023 and 2022

Operational Statistics

The following table sets forth our major operational statistics and the associated percentage changes for the periods identified below. The decrease in block hours, departures and passengers carried during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was primarily due to labor constraints, including the number of available captains during the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

	For the three months ended March 31,
Block hours by aircraft type:	2023	2022	% Change
E175s	160,751	146,177	10.0%
CRJ900s	20,713	25,855	(19.9)%
CRJ700s	52,028	67,878	(23.4)%
CRJ200s	42,749	71,083	(39.9)%
Total block hours	276,241	310,993	(11.2)%

Departures	160,623	176,211	(8.8)%
Passengers carried	8,575,870	8,787,367	(2.4)%
Passenger load factor	80.2%	77.6%	2.6	pts
Average passenger trip length (miles)	472	515	(8.3)%

Operating Revenues

The following table summarizes our operating revenue for the periods indicated (dollar amounts in thousands):

	For the three months ended March 31,
	2023	2022	$ Change	% Change
Flying agreements	$663,838	$708,063	$(44,225)	(6.2)%
Lease, airport services and other	27,993	27,089	904	3.3%
Total operating revenues	$691,831	$735,152	$(43,321)	(5.9)%

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

We disaggregate our flying agreements revenue into the following categories (dollar amounts in thousands):

	For the three months ended March 31,
	2023	2022	$ Change	% Change
Capacity purchase agreements flight operations revenue	$468,916	$504,808	$(35,892)	(7.1)%
Capacity purchase agreements aircraft lease revenue	117,585	124,085	(6,500)	(5.2)%
Prorate agreements revenue	77,337	79,170	(1,833)	(2.3)%
Flying agreements revenue	$663,838	$708,063	$(44,225)	(6.2)%

The decrease in “Capacity purchase agreements revenue: flight operations” of $35.9 million was primarily due to an increase in deferred revenue related to fixed monthly payments for flight operations received under our capacity purchase agreements for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. Under our capacity purchase agreements, we are paid a fixed amount per month per aircraft over the contract term. We recognize the fixed amount per aircraft as revenue proportionately to the number of block hours we complete for each reporting period. Under our capacity purchase agreements, the performance obligation of each completed flight is measured in block hours incurred for each completed flight. Based on the number of completed block hours during the three months ended March 31, 2023, we deferred recognizing $42.6 million of revenue, net of unbilled revenue, related to fixed monthly payments we received associated with our flight operations revenues. For the three months ended March 31, 2022, we recognized $11.1 million of previously deferred revenue, net of unbilled revenue, related to fixed monthly payments received associated with our flight operations revenues. The timing of our revenue recognition related to the fixed payments associated with our flight operations will be adjusted over the remaining contract term for each capacity purchase agreement based on the number of block hours we complete each reporting period relative to the number of block hours we anticipate completing over the remaining contract term of each capacity purchase agreement. Additionally, the decrease in “Capacity purchase agreements revenue: flight operations” associated with a decrease in block hour production during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was largely offset by block hour rate increases in certain capacity purchase agreements since March 31, 2022.

The decrease in “Capacity purchase agreements aircraft lease revenue” of $6.5 million was primarily due to an increase in deferred revenue for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, offset by lease revenue from the 21 additional E175 aircraft placed under contract since March 31, 2022. Under our capacity purchase agreements, a portion of the consideration we are paid is designed as reimbursement for certain aircraft ownership costs. Recent amendments to our capacity purchase agreements with certain major airline partners reduced certain future contractual fixed monthly payments and increased future contractual variable payments. As a result of these amendments, we deferred recognizing lease revenue on $20.6 million of the allocated fixed monthly lease payments received during the three months ended March 31, 2023, under the straight-line method.

The deferred revenue balance applicable to each contract will be recorded as revenue over the term of each respective contract. Our total deferred revenue balance, net of unbilled revenue, was $188.0 million as of March 31, 2023.

The decrease in prorate agreements revenue of $1.8 million was primarily due to the decrease in prorate passengers and passenger revenue we received on routes we operated under our prorate agreements. Due to labor constraints, including the number of available captains, we operated fewer aircraft under our prorate agreements during the three months ended March 31, 2023, compared to the three months ended March 31, 2022.

The increase in lease, airport services and other revenues of $0.9 million was primarily due to an increase in airport service revenue driven by an increase in the number of flights operated at locations where we were contracted to provide airport customer service during the three months ended March 31, 2023, compared to the three months ended March 31, 2022.

Operating Expenses

Individual expense components attributable to our operations are set forth in the following table (dollar amounts in thousands):

	For the three months ended March 31,
	2023	2022	$ Change	% Change
Salaries, wages and benefits	$335,201	$300,058	$35,143	11.7%
Aircraft maintenance, materials and repairs	142,226	148,413	(6,187)	(4.2)%
Depreciation and amortization	94,149	102,745	(8,596)	(8.4)%
Aircraft fuel	20,964	25,090	(4,126)	(16.4)%
Aircraft rentals	19,528	15,996	3,532	22.1%
Airport-related expenses	18,295	19,205	(910)	(4.7)%
Other operating expenses	66,172	71,597	(5,425)	(7.6)%
Total operating expenses	$696,535	$683,104	$13,431	2.0%

Salaries, wages and benefits. The $35.1 million, or 11.7%, increase in salaries, wages and benefits was due to an increase in employee compensation, including higher pilot pay scales, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022.

Aircraft maintenance, materials and repairs. The $6.2 million, or 4.2%, decrease in aircraft maintenance expense was primarily due to lower production for the three months ended March 31, 2023, compared to the three months ended March 31, 2022.

Depreciation and amortization. The $8.6 million, or 8.4%, decrease in depreciation and amortization expense was primarily due to certain CRJ aircraft and engines that were depreciated to their estimated residual value since March 31, 2022. This reduction in depreciation on our CRJ fleet was partially offset by an increase in depreciation expense due to the acquisition of 21 new E175 aircraft and spare engines since March 31, 2022.

Aircraft fuel. The $4.1 million, or 16.4%, decrease in fuel cost was primarily due to a decrease in the number of flights we operated under our prorate arrangements and the corresponding decrease in gallons of fuel we purchased, offset by an increase in our average fuel cost per gallon from $3.40 for the three months ended March 31, 2022, to $4.01 for the three months ended March 31, 2023. We purchase and incur expense for all fuel on flights operated under our prorate agreements. All fuel costs incurred under our capacity purchase agreements are either purchased directly by our major airline partner, or if purchased by us, we record the direct reimbursement as a reduction to our fuel expense. The following table summarizes the gallons of fuel we purchased under our prorate agreements, for the periods indicated:

	For the three months ended March 31,
(in thousands)	2023	2022	% Change
Fuel gallons purchased	5,228	7,381	(29.2)%
Fuel expense	$20,964	$25,090	(16.4)%

Aircraft rentals. The $3.5 million, or 22.1%, increase in aircraft rentals was primarily related to an accelerated lease expense on certain leased CRJ aircraft that were in the process of being stored prior to the lease expiration. Prior to March 31, 2023, we acquired 24 CRJ700 aircraft and eight CRJ200 aircraft under an early lease buyout for $125.5 million, of which $86.9 million was capitalized as fixed assets and $38.6 million was applied towards previously recorded lease liabilities.

Airport-related expenses. Airport-related expenses include airport-related customer service costs such as outsourced airport gate and ramp agent services, airport security fees, passenger interruption costs, deicing, landing fees and station rents. The $0.9 million, or 4.7%, decrease in airport-related expenses for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was primarily due to a decrease in subcontracted airport services and landing fees as a result of a decrease in the number of flights we operated under our prorate arrangements and a decrease in station rents as a result of exiting certain prorate markets.

Other operating expenses. Other operating expenses primarily consist of property taxes, hull and liability insurance, simulator costs, crew per diem and crew hotel costs. The $5.4 million, or 7.6%, decrease was primarily related to a decrease in other operating costs as a result of the lower number of flights we operated during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, such as crew per diem and crew hotel costs.

Summary of interest expense, interest income, other income, net and provision for income taxes:

Interest Expense. The $5.0 million, or 17.6%, increase in interest expense was primarily related to an increase in long-term debt from $3.2 billion at March 31, 2022 to $3.3 billion at March 31, 2023, combined with higher interest rates on debt issued since March 31, 2022.

Interest income. Interest income increased $9.6 million, from $0.4 million for the three months ended March 31, 2022, to $10.0 million for the three months ended March 31, 2023. The increase in interest income was primarily related to an increase in our average investment in marketable securities for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, and an increase in average interest rates attributed to our marketable securities for the same comparable periods.

Other income, net. Other income increased $1.3 million during the three months ended March 31, 2023, compared to the three months ended March 31, 2022. Other income, net primarily consists of the unrealized gains on our investments in other companies, income related to our investment in a joint venture with a third party and gains or losses on the sale of assets. The increase in other income was primarily a result of gains on the sale of assets.

Provision (benefit) for income taxes. For the three months ended March 31, 2023 and 2022, our effective income tax rates were 15.5% and 28.4%, respectively, which include the statutory federal income tax rate of 21% and other reconciling income tax items, including state income taxes, the impact of non-deductible expenses and a discrete tax expense on employee equity transactions. The decrease in the effective tax rate primarily relates to pre-tax loss for the three months ended March 31, 2023, compared to pre-tax income for the three months ended March 31, 2022 and the impact of increases in non-deductible expenses for the three months ended March 31, 2023, compared the three months ended March 31, 2022.

Net income (loss). Primarily due to the factors described above, we generated a net loss of $22.1 million, or $0.45 loss per share, for the three months ended March 31, 2023, compared to net income of $17.7 million, or $0.35 per diluted share, for the three months ended March 31, 2022.

Our Business Segments

Three Months Ended March 31, 2023 and 2022

For the three months ended March 31, 2023, we had two reporting segments, which were the basis of our internal financial reporting: SkyWest Airlines and SkyWest Leasing. Our segment disclosure relates to components of our business for which separate financial information is available to, and regularly evaluated by, our chief operating decision maker.

	For the three months ended March 31,
	(dollar amounts in thousands)
	2023	2022	$ Change	% Change
Operating Revenues:
SkyWest Airlines	$568,173	$603,048	$(34,875)	(5.8)%
SkyWest Leasing	123,658	132,104	(8,446)	(6.4)%
Total Operating Revenues	$691,831	$735,152	$(43,321)	(5.9)%
Operating Expenses and Interest Expense:
SkyWest Airlines	$637,454	$622,817	$14,637	2.4%
SkyWest Leasing	92,701	88,879	3,822	4.3%
Total Operating Expenses and Interest Expense (1)	$730,155	$711,696	$18,459	2.6%
Segment profit (loss):
SkyWest Airlines	$(69,281)	$(19,769)	$(49,512)	250.5%
SkyWest Leasing	30,957	43,225	(12,268)	(28.4)%
Total Segment Profit (Loss)	$(38,324)	$23,456	$(61,780)	(263.4)%
Interest Income	10,033	425	9,608	2,260.7%
Other Income, net	2,174	880	1,294	147.0%
Consolidated Income (Loss) Before Taxes	$(26,117)	$24,761	$(50,878)	(205.5)%
(1)	We include interest expense in our segment profit (loss) given our interest expense is primarily attributed to debt associated with financing aircraft under our capacity purchase agreements and revenue earned under our capacity purchase agreements is intended to compensate us for our aircraft ownership costs, including interest expense.

SkyWest Airlines Segment Loss. SkyWest Airlines segment loss increased $49.5 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022.

SkyWest Airlines block hour production decreased to 276,241, or 11.2%, for the three months ended March 31, 2023, from 310,993 for the three months ended March 31, 2022, primarily due to labor constraints, including the number of available captains. Significant items contributing to the SkyWest Airlines segment loss are set forth below.

SkyWest Airlines operating revenues decreased $34.9 million, or 5.8%, from the three months ended March 31, 2022, to the three months ended March 31, 2023. SkyWest Airlines recognizes revenue attributed to flight operations received as fixed monthly payments per aircraft proportionate to the number of block hours completed during each reporting period, relative to the estimated number of block hours we anticipate completing over the remaining contract term. During the three months ended March 31, 2023, SkyWest Airlines deferred recognizing $42.6 million of revenue, net of unbilled revenue, related to fixed monthly payments we received associated with our flight operations revenues, compared to recognizing $11.1 million of previously deferred revenue, net of unbilled revenue, related to fixed monthly payments received associated with our flight operations revenues during the three months ended March 31, 2022.

SkyWest Airlines operating expenses and interest expense increased $14.6 million, or 2.4%, from the three months ended March 31, 2022, to the three months ended March 31, 2023, due to the following primary factors:

●	SkyWest Airlines’ salaries, wages and benefits expense increased $35.1 million, or 11.7%, primarily due to increased employee compensation, including higher pilot pay scales, during the three months ended March 31, 2023, compared to the three months ended March 31, 2022.
●	SkyWest Airlines’ aircraft maintenance, materials and repairs expense decreased by $6.4 million, or 4.4%, primarily due to lower block hour production for the three months ended March 31, 2023, compared to the three months ended March 31, 2022.
●	SkyWest Airlines’ depreciation and amortization expense decreased by $9.4 million, or 19.8%, primarily due to certain CRJ aircraft and engines that were depreciated to their estimated residual value since March 31, 2022.

●	SkyWest Airlines’ fuel expense decreased $4.1 million, or 16.4%, due to a decrease in the number of flights we operated under our prorate arrangements and the corresponding decrease in gallons of fuel we purchased, offset by an increase in our average fuel cost per gallon from $3.40 for the three months ended March 31, 2022, to $4.01 for the three months ended March 31, 2023.
●	SkyWest Airlines’ remaining airline expense decreased $0.6 million, or 0.6%, primarily related to a decrease in other operating costs that correspond to the lower number of flights we operated during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, such as crew per diem and crew hotel costs, offset by an increase in the cost of aircraft rentals, primarily related to accelerated lease expense on certain leased CRJ aircraft that were in the process of being stored prior to the lease expiration.

SkyWest Leasing Segment Profit. SkyWest Leasing profit decreased $12.3 million, or 28.4%, during the three months ended March 31, 2023, compared to the three months ended March 31, 2022. Recent amendments to our capacity purchase agreements with certain major airline partners reduced certain future contractual fixed monthly payments and increased future contractual variable payments. As a result of these amendments, the SkyWest Leasing segment deferred recognizing lease revenue on $20.6 million of the allocated fixed monthly lease payments received during the three months ended March 31, 2023, under the straight-line method. The decrease in SkyWest Leasing profit attributed to deferred revenue was partially offset by additional lease revenue from the 21 E175 aircraft placed under contract since March 31, 2022.

Liquidity and Capital Resources

As of March 31, 2023, we had $935.9 million in cash and cash equivalents and marketable securities. As of March 31, 2023, we had $70.1 million available for borrowings under our line of credit. Given our available liquidity as of March 31, 2023, we believe the working capital currently available to us will be sufficient to meet our present financial requirements, including planned capital expenditures, scheduled lease payments and debt service obligations for at least the next 12 months.

Our total cash and marketable securities decreased from $1.0 billion as of December 31, 2022, to $935.9 million as of March 31, 2023, or by $111.4 million. At March 31, 2023, our total capital mix was 43.9% equity and 56.1% long-term debt, compared to 44.4% equity and 55.6% long-term debt at December 31, 2022.

As of March 31, 2023, and December 31, 2022, we had $59.6 million and $59.2 million, respectively, in letters of credit and surety bonds outstanding with various banks and surety institutions. We had no restricted cash as of March 31, 2023, and December 31, 2022.

Sources and Uses of Cash

Cash Position and Liquidity. The following table provides a summary of the net cash provided by (used in) our operating, investing and financing activities for the three months ended March 31, 2023 and 2022, and our total cash and marketable securities positions as of March 31, 2023, and December 31, 2022 (in thousands):

	For the three months ended March 31,
	2023	2022	$ Change	% Change
Net cash provided by operating activities	$150,203	$20,508	$129,695	632.4%
Net cash provided by (used in) investing activities	3,032	(124,667)	127,699	(102.4)%
Net cash provided by (used in) financing activities	(181,695)	91,739	(273,434)	(298.1)%

	March 31,	December 31,
	2023	2022	$ Change	% Change
Cash and cash equivalents	$74,524	$102,984	$(28,460)	(27.6)%
Marketable securities	861,335	944,231	(82,896)	(8.8)%
Total	$935,859	$1,047,215	$(111,356)	(10.6)%

Cash Flows provided by Operating Activities

Our cash flows provided by operating activities was $150.2 million for the three months ended March 31, 2023, compared to $20.5 million for the three months ended March 31, 2022. Our operating cash flows are typically impacted by various factors including our net income, adjusted for non-cash expenses and gains such as depreciation expense, stock-based compensation expense and gains or losses on the disposal of assets; and timing of cash payments and cash receipts attributed to our various current asset and liability accounts, such as accounts receivable, inventory, accounts payable, accrued liabilities, deferred revenue and unbilled revenue.

The increase in our cash flow from operations for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was primarily due to the timing of cash payments on our current liability accounts and cash received in excess of revenue recognized for the three months ended March 31, 2023, compared to the three months ended March 31, 2022.

Cash Flows provided by (used in) Investing Activities

Our cash flows provided by investing activities was $3.0 million for the three months ended March 31, 2023, compared to cash flows used in investing activities of $124.7 million for the three months ended March 31, 2022. Our investing cash flows are typically impacted by various factors including our capital expenditures, such as the acquisition of aircraft and spare engines; deposit payments and refunds of previously made deposits on new aircraft; purchase and sales of marketable securities; proceeds from the sale of assets; and timing of cash payments and cash receipts attributed to our various long-term asset and long-term liability accounts.

For the three months ended March 31, 2023, cash provided by the sale of marketable securities, net of purchases of marketable securities, was $84.4 million, an increase of $92.8 million from cash used for the purchase of marketable securities, net of sales of marketable securities of $8.5 million, for the three months ended March 31, 2022. Cash used for aircraft deposits decreased $28.0 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, based on the timing of new aircraft orders. Additionally, cash provided by other long-term assets increased $20.2 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, due to reductions in our long-term receivables.

Cash Flows provided by (used in) Financing Activities

Our cash flows used in financing activities was $181.7 million for the three months ended March 31, 2023, compared to cash provided by financing activities of $91.7 million for the three months ended March 31, 2022. Our financing cash flows are typically impacted by various factors including proceeds from issuance of debt, principal payments on debt obligations, repurchases of our common stock and payment of cash dividends.

The $273.4 million increase in cash used for financing activities for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was primarily due to a decrease of $160.7 million in proceeds from the issuance of long-term debt and $100.0 million of cash used to purchase treasury stock during the three months ended March 31, 2023.

Significant Commitments and Obligations

General

See Note 6, "Leases, Commitments and Contingencies," to the condensed consolidated financial statements for our commitments and obligations for each of the next five years and thereafter.

Purchase Commitments and Options

As of March 31, 2023, we had a firm purchase commitment for four new E175 aircraft from Embraer with delivery dates anticipated into 2025.

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

Aircraft Lease and Facility Obligations

We also have significant long-term lease obligations, primarily relating to our maintenance and other facilities. Excluding aircraft financed by our major airline partners that we operate for them under contract, we had 11 aircraft under lease with remaining terms ranging from one year to eight years as of March 31, 2023. Future minimum lease payments due under all long-term operating leases were approximately $133.3 million at March 31, 2023. Assuming a 6.0% discount rate, which is the average incremental borrowing rate we anticipate we would have incurred on debt obtained over a similar term to acquire these assets, the present value of these lease obligations would have been equal to approximately $95.2 million at March 31, 2023.

Long-term Debt Obligations

As of March 31, 2023, we had $3.3 billion of long-term debt, which consisted of $3.1 billion of debt used to finance aircraft and spare engines and $200.6 million of unsecured debt payable to U.S. Treasury. The average effective interest rate on our debt was approximately 4.0% at March 31, 2023.

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

We have guaranteed $19.8 million in promissory notes of a third party in the event the third party defaults on its payments. The third party’s loans are secured by aircraft and engines.

Seasonality

Our results of operations for any interim period are not necessarily indicative of those for an entire year, because the airline industry is subject to seasonal fluctuations and general economic conditions. Our operations are somewhat favorably affected by increased travel on our prorate routes, historically occurring during the summer months, and unfavorably affected by decreased travel during the months of November through February and by inclement weather, which may occasionally or frequently, depending on the severity of the inclement weather in any given winter, result in cancelled flights during the winter months.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

In the past, we have not experienced sustained material difficulties with fuel availability, and we currently expect to be able to obtain fuel at prevailing prices in quantities sufficient to meet our future needs. Pursuant to our contract flying arrangements, United, Delta, American and Alaska have agreed to bear the economic risk of fuel price fluctuations on our contracted flights. We bear the economic risk of fuel price fluctuations on our prorate operations. For the three months ended March 31, 2023, approximately 11.6% of our total flying agreements revenue was derived from prorate agreements. For the three months ended March 31, 2023, the average price per gallon of aircraft fuel was $4.01. For illustrative purposes only, we have estimated the impact of the market risk of fuel price fluctuations on our prorate operations using a hypothetical increase of 25% in the price per gallon we purchase. Based on this hypothetical assumption, we would have incurred an additional $5.2 million in fuel expense for the three months ended March 31, 2023.

Interest Rates

As of March 31, 2023, our long-term debt had fixed interest rates. We currently intend to finance the acquisition of aircraft through manufacturer financing or long-term borrowings. Changes in interest rates may impact our actual cost to acquire future aircraft. To the extent we place new aircraft in service under our capacity purchase agreements with United, Delta, American, Alaska or other carriers, our capacity purchase agreements currently provide that reimbursement rates will be adjusted to reflect the interest rates effective at the closing of the respective aircraft financing. A hypothetical 50 basis point change in market interest rates would not have a material effect on our financial results.

Labor and Inflation Risk

The global economy has experienced, and continues to experience high rates of inflation. We cannot predict how long these inflationary pressures will continue, or how they may change over time, but we expect to see continued impacts on the global economy and our Company.

As a result, our costs have become, and we expect they will continue to be, subject to significant inflationary pressures, and we may not be able to fully offset such higher costs through price increases under our capacity purchase agreements. Salaries, wages and benefits expense represented 48.1% of our total operating expense for the three months ended March 31, 2023. For illustrative purposes, a hypothetical increase of 25% to our salaries, wages and benefits during the three months ended March 31, 2023, would have increased our operating expenses by approximately $83.8 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of March 31, 2023, those controls and procedures were effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

During the three months ended March 31, 2023, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities. As of March 31, 2023, our management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on our financial position, liquidity or results of operations.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, and in our other filings with the SEC, which factors could materially affect our business, financial condition and results of operations. The risks described in our reports filed with the SEC are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has adopted a stock repurchase program which authorizes us to repurchase shares of our common stock in the public market or in private transactions, from time to time, at prevailing prices. Our stock repurchase program was authorized in 2019 for the repurchase of up to $250.0 million of our common stock. The following table summarizes the repurchases under our stock purchase programs during the three months ended March 31, 2023:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in Thousands)
February 1, 2023 - February 28, 2023	1,683,503	$19.76	1,683,503	$106,324
March 1, 2023 - March 31, 2023	3,383,641	$19.72	3,383,641	$39,589
Total	5,067,144	$19.74	5,067,144	$39,589
(1)	In February 2019, our Board of Directors authorized a stock purchase program to repurchase up to $250.0 million of our common stock. Purchases are made at management’s discretion based on market conditions and financial resources. As of March 31, 2023, we had repurchased 7,033,497 shares of our common stock for $210.4 million under this authorization. In May 2023, our Board of Directors approved a new share repurchase program, which will supersede our prior repurchase program and authorizes us to repurchase up to $250.0 million of our common stock.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer
32.2	Certification of Chief Financial Officer
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, to be signed on its behalf by the undersigned, thereunto duly authorized, on May 4, 2023.

SKYWEST, INC.

By	/s/ Robert J. Simmons
Robert J. Simmons
Chief Financial Officer