Form 10-Q
period 2023-06-30
SKYWEST INC
filed 2023-08-03
CIK 793733

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2023
Common stock, no par value	42,062,796

SKYWEST, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

ASSETS

	June 30,	December 31,
	2023	2022
CURRENT ASSETS:
Cash and cash equivalents	$114,433	$102,984
Marketable securities	747,916	944,231
Receivables, net	104,706	100,523
Inventories, net	123,572	123,209
Other current assets	92,506	100,334
Total current assets	1,183,133	1,371,281

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	8,233,312	8,143,614
Deposits on aircraft	23,931	23,931
Buildings and ground equipment	273,425	265,019
Total property and equipment, gross	8,530,668	8,432,564
Less-accumulated depreciation and amortization	(3,039,525)	(2,884,084)
Total property and equipment, net	5,491,143	5,548,480

OTHER ASSETS:
Operating lease right-of-use assets	92,803	151,928
Long-term receivables and other assets	348,695	342,864
Total other assets	441,498	494,792
Total assets	$7,115,774	$7,414,553

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2023	2022
CURRENT LIABILITIES:
Current maturities of long-term debt	$442,155	$438,502
Accounts payable	457,310	422,001
Accrued salaries, wages and benefits	189,265	186,285
Current maturities of operating lease liabilities	18,715	71,726
Taxes other than income taxes	22,631	20,480
Other current liabilities	35,918	33,549
Total current liabilities	1,165,994	1,172,543

LONG-TERM DEBT, net of current maturities	2,743,804	2,941,772

DEFERRED INCOME TAXES PAYABLE	682,694	687,060

NONCURRENT OPERATING LEASE LIABILITIES	73,894	88,622

OTHER LONG-TERM LIABILITIES	292,149	176,925

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 82,800,633 and 82,592,830 shares issued as of June 30, 2023, and December 31, 2022, respectively	744,276	734,426
Retained earnings	2,230,217	2,236,869
Treasury stock, at cost, 40,427,758 and 31,994,416 shares as of June 30, 2023, and December 31, 2022, respectively	(816,446)	(619,862)
Accumulated other comprehensive loss	(808)	(3,802)
Total stockholders’ equity	2,157,239	2,347,631
Total liabilities and stockholders’ equity	$7,115,774	$7,414,553

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(Dollars and Shares in Thousands, Except per Share Amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
OPERATING REVENUES:
Flying agreements	$700,394	$773,774	$1,364,232	$1,481,837
Lease, airport services and other	25,249	25,311	53,242	52,400
Total operating revenues	725,643	799,085	1,417,474	1,534,237
OPERATING EXPENSES:
Salaries, wages and benefits	322,441	288,562	657,642	588,620
Aircraft maintenance, materials and repairs	162,491	174,883	304,717	323,296
Depreciation and amortization	97,169	97,249	191,318	199,994
Aircraft fuel	18,279	31,820	39,243	56,910
Airport-related expenses	16,955	17,490	35,250	36,695
Aircraft rentals	2,428	16,024	21,956	32,020
Other operating expenses	74,020	84,455	140,192	156,052
Total operating expenses	693,783	710,483	1,390,318	1,393,587
OPERATING INCOME	31,860	88,602	27,156	140,650
OTHER INCOME (EXPENSE):
Interest income	10,494	2,559	20,527	2,984
Interest expense	(33,718)	(30,433)	(67,338)	(59,025)
Other income, net	9,001	12,019	11,175	12,899
Total other expense, net	(14,223)	(15,855)	(35,636)	(43,142)
INCOME (LOSS) BEFORE INCOME TAXES	17,637	72,747	(8,480)	97,508
PROVISION (BENEFIT) FOR INCOME TAXES	2,218	18,796	(1,828)	25,823
NET INCOME (LOSS)	$15,419	$53,951	$(6,652)	$71,685

BASIC EARNINGS (LOSS) PER SHARE	$0.35	$1.07	$(0.14)	$1.42
DILUTED EARNINGS (LOSS) PER SHARE	$0.35	$1.07	$(0.14)	$1.42
Weighted average common shares:
Basic	43,837	50,522	46,614	50,501
Diluted	44,219	50,566	46,614	50,637

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$15,419	$53,951	$(6,652)	$71,685
Net unrealized appreciation (depreciation) on marketable securities, net of taxes	1,514	(1,945)	2,994	(1,945)
TOTAL COMPREHENSIVE INCOME (LOSS)	$16,933	$52,006	$(3,658)	$69,740

See accompanying notes to condensed consolidated financial statements

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

(UNAUDITED)

(In Thousands)

						Accumulated
						Other
	Common Stock		Retained	Treasury Stock		Comprehensive
	Shares	Amount	Earnings	Shares	Amount	Loss	Total
Balance at December 31, 2022	82,593	$734,426	$2,236,869	(31,994)	$(619,862)	$(3,802)	$2,347,631
Net income (loss)	—	—	(22,071)	—	—	—	(22,071)
Exercise of common stock options and vested employee stock awards	130	57	—	—	—	—	57
Employee income tax paid on vested equity awards	—	—	—	(32)	(585)	—	(585)
Sale of common stock under employee stock purchase plan	78	1,218	—	—	—	—	1,218
Stock based compensation expense	—	4,329	—	—	—	—	4,329
Treasury stock purchases	—	—	—	(5,067)	(100,001)	—	(100,001)
Net unrealized appreciation on marketable securities, net of tax of $476	—	—	—	—	—	1,480	1,480
Balance at March 31, 2023	82,801	$740,030	$2,214,798	(37,093)	$(720,448)	$(2,322)	$2,232,058
Net income	—	—	15,419	—	—	—	15,419
Stock based compensation expense	—	4,246	—	—	—	—	4,246
Treasury stock purchases	—	—	—	(3,335)	(95,998)	—	(95,998)
Net unrealized appreciation on marketable securities, net of tax of $488	—	—	—	—	—	1,514	1,514
Balance at June 30, 2023	82,801	$744,276	$2,230,217	(40,428)	$(816,446)	$(808)	$2,157,239

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

(UNAUDITED)

(In Thousands)

						Accumulated
						Other
	Common Stock		Retained	Treasury Stock		Comprehensive
	Shares	Amount	Earnings	Shares	Amount	Loss	Total
Balance at December 31, 2021	82,336	$722,310	$2,163,916	(31,956)	$(618,712)	$—	$2,267,514
Net income	—	—	17,734	—	—	—	17,734
Exercise of common stock options and vested employee stock awards	139	27	—	—	—	—	27
Employee income tax paid on vested equity awards	—	—	—	(37)	(1,123)	—	(1,123)
Sale of common stock under employee stock purchase plan	40	1,487	—	—	—	—	1,487
Stock based compensation expense	—	4,076	—	—	—	—	4,076
Balance at March 31, 2022	82,515	$727,900	$2,181,650	(31,993)	$(619,835)	$—	$2,289,715
Net income	—	—	53,951	—	—	—	53,951
Stock based compensation expense	—	3,310	—	—	—	—	3,310
Net unrealized depreciation on marketable securities, net of tax of $628	—	—	—	—	—	(1,945)	(1,945)
Balance at June 30, 2022	82,515	$731,210	$2,235,601	(31,993)	$(619,835)	(1,945)	$2,345,031

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands)

	Six months ended
	June 30,
	2023	2022
NET CASH PROVIDED BY OPERATING ACTIVITIES	$333,023	$215,279

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(533,465)	(1,254,213)
Sales of marketable securities	732,774	975,649
Acquisition of property and equipment:
Aircraft and rotable spare parts	(122,529)	(301,004)
Buildings and ground equipment	(11,338)	(9,525)
Proceeds from the sale of property and equipment	3,815	6,275
Deposits on aircraft	—	(37,100)
Aircraft deposits applied towards acquired aircraft	—	70,501
Decrease (increase) in other assets	734	(7,172)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	69,991	(556,589)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	25,000	376,753
Principal payments on long-term debt	(221,148)	(196,961)
Payment of debt issuance cost	(108)	(1,223)
Net proceeds from issuance of common stock	1,275	1,514
Employee income tax paid on vested equity awards	(585)	(1,123)
Purchase of treasury stock	(195,999)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(391,565)	178,960

Increase (decrease) in cash and cash equivalents	11,449	(162,350)
Cash and cash equivalents at beginning of period	102,984	258,421
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$114,433	$96,071

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Acquisition of property and equipment	$73	$18,234
Derecognition of right of use assets	$(35,062)	$—
Derecognition of operating lease liabilities	$35,062	$—
Cash paid during the period for:
Interest, net of capitalized amounts	$66,131	$60,197
Income taxes	$2,902	$217

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated financial statements of SkyWest, Inc. (“SkyWest” or the “Company”), its operating subsidiary SkyWest Airlines, Inc. (“SkyWest Airlines”), its leasing subsidiary SkyWest Leasing, Inc. (“SkyWest Leasing”) and its charter service subsidiary SkyWest Charter, LLC (“SWC”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company formed SWC in 2022, with the intent to offer on-demand charter service and public charter service to underserved communities in the United States. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Due in part to the uncertain rate of recovery from workforce shortages, in addition to other factors, the results of operations for the three and six months ended June 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

(2) Flying Agreements Revenue and Lease, Airport Services and Other Revenues

The Company recognizes revenue under its flying agreements and airport services and other service agreements when the service is provided under the applicable agreement. The Company recognizes revenue under its lease agreements ratably over the applicable lease term. Under the Company’s fixed-fee arrangements (referred to as “capacity purchase” agreements) with United Airlines, Inc. (“United”), Delta Air Lines, Inc. (“Delta”), American Airlines, Inc. (“American”) and Alaska Airlines, Inc. (“Alaska”) (each, a “major airline partner”), the major airline partner generally pays the Company a fixed-fee for each departure, flight hour (measured from takeoff to landing, excluding taxi time) or block hour (measured from takeoff to landing, including taxi time) incurred, and an amount per aircraft in service each month with additional incentives based on flight completion and on-time performance. The major airline partner also directly pays for or reimburses the Company for certain direct expenses incurred under the capacity purchase agreement, such as fuel, airport landing fees and airport rents. Under the capacity purchase agreements, the Company’s performance obligation is met when each flight is completed, measured in completed block hours, and is reflected in flying agreements revenue. The transaction price for the capacity purchase agreements is determined from the fixed-fee consideration, incentive consideration and directly reimbursed expenses earned as flights are completed over the agreement term. For both the six months ended June 30, 2023 and 2022, capacity purchase agreements represented approximately 88.3% of the Company’s flying agreements revenue.

Under the Company’s prorate arrangements (also referred to as “prorate” or “revenue-sharing” agreements), the major airline partner and the Company negotiate a passenger fare proration formula, pursuant to which the Company receives a percentage of the ticket revenues for those passengers traveling for one portion of their trip on a Company airline and the other portion of their trip on the major airline partner. Under the Company’s prorate flying agreements, the performance obligation is met and revenue is recognized when each flight is completed based upon the portion of the prorate passenger fare the Company determines that it will receive for each completed flight. The transaction price for the prorate agreements is determined from the proration formula derived from each passenger ticket amount on each completed flight over the agreement term. Certain routes under the Company’s prorate arrangements are subsidized by the U.S. Department of Transportation under the Essential Air Service (“EAS”) program, a program created to ensure small communities in the United States maintain a minimum level of scheduled air service. The EAS contracts are generally two years in duration and the Company recognizes EAS revenue on a per-completed-flight basis pursuant to the terms of each contract. For both the six months ended June 30, 2023 and 2022, prorate flying agreements represented approximately 11.7% of the Company’s flying agreements revenue.

The following table represents the Company’s flying agreements revenue by type for the three and six months ended June 30, 2023 and 2022 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Capacity purchase agreements flight operations revenue (non-lease component)	$499,142	$549,539	$968,058	$1,054,347
Capacity purchase agreements fixed aircraft lease revenue	74,042	129,502	148,522	253,587
Capacity purchase agreements variable aircraft lease revenue	44,984	—	88,089	—
Prorate agreements revenue	82,226	94,733	159,563	173,903
Flying agreements revenue	$700,394	$773,774	$1,364,232	$1,481,837

The Company allocates the total consideration received under its capacity purchase agreements between lease and non-lease components based on stand-alone selling prices. A portion of the Company’s compensation under its capacity purchase agreements is designed to reimburse the Company for certain aircraft ownership costs. The consideration for aircraft ownership costs varies by agreement but is intended to cover either the Company’s aircraft principal and interest debt service costs, its aircraft depreciation and interest expense or its aircraft lease expense costs while the aircraft is under contract. The consideration received for the use of the aircraft under the Company’s capacity purchase agreements is accounted for as lease revenue, inasmuch as the agreements identify the “right of use” of a specific type and number of aircraft over a stated period of time. The lease revenue associated with the Company’s capacity purchase agreements is accounted for as an operating lease and is reflected as flying agreements revenue on the Company’s consolidated statements of comprehensive income (loss). During the three months ended December 31, 2022, the Company amended certain of its capacity purchase agreements resulting in a portion of the Company’s aircraft lease revenue becoming variable beginning in the fourth quarter of 2022. Additionally, as a result of these capacity purchase agreement amendments executed in 2022, during the six months ended June 30, 2023, the Company deferred recognizing lease revenue on $40.0 million of the allocated fixed monthly lease payments received during the six months ended June 30, 2023, under the straight-line method. The Company has not separately stated aircraft rental income and aircraft rental expense in the consolidated statement of comprehensive income (loss) because the use of the aircraft is not a separate activity of the total service provided under the capacity purchase agreements.

A portion of the Company’s compensation under its capacity purchase agreements relates to operating the aircraft, identified as the non-lease component of the capacity purchase agreement. The Company recognizes revenue attributed to the non-lease component received as fixed-fees for each departure, flight hour or block hour on an as-completed basis for each reporting period. The Company recognizes revenue attributed to the non-lease component received as fixed monthly payments per aircraft proportionate to the number of block hours completed during each reporting period, relative to the estimated number of block hours the Company anticipates completing over the remaining contract term. During the six months ended June 30, 2023, the Company deferred $77.4 million of fixed monthly payments under certain agreements and decreased unbilled revenue by $6.0 million under certain other agreements, compared to recognizing $17.6 million of previously deferred revenue and $9.3 million of unbilled revenue during the six months ended June 30, 2022.

The Company’s total deferred revenue balance as of June 30, 2023 was $262.1 million, including $7.3 million in other current liabilities and $254.8 million in other long-term liabilities. The Company’s unbilled revenue balance was $13.9 million as of June 30, 2023, including $7.2 million in other current assets and $6.7 million in other long-term assets. The Company’s deferred revenue balance was $144.7 million as of December 31, 2022, including $5.2 million in other current liabilities and $139.5 million in other long-term liabilities. The Company’s unbilled revenue balance was

$19.9 million as of December 31, 2022, including $9.9 million in other current assets and $10.0 million in other long-term assets.

The Company’s capacity purchase and prorate agreements include weekly provisional cash payments from the respective major airline partner based on a projected level of flying each month. The Company and each major airline partner subsequently reconcile these payments to the actual completed flight activity on a monthly or quarterly basis.

As of June 30, 2023, the Company had 492 aircraft in scheduled service or under contract pursuant to code-share agreements. The following table summarizes the significant provisions of each code-share agreement the Company has with each major airline partner through SkyWest Airlines:

United Express Agreements
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
United Express Agreements (capacity purchase agreement)	• E175 • CRJ 700 • CRJ 200	90 19 70	• Individual aircraft have scheduled removal dates from 2024 to 2029
United Express Prorate Agreement (prorate agreement)	• CRJ 200	19*	• Terminable with 120-days’ notice
Total under United Express Agreements		198

Delta Connection Agreements
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
Delta Connection Agreement (capacity purchase agreement)	• E175 • CRJ 900 • CRJ 700	83 35 5	• Individual aircraft have scheduled removal dates from 2023 to 2033

Delta Connection Prorate Agreement (prorate agreement)	• CRJ 900 • CRJ 700 • CRJ 200	6* 1* 17*	•Terminable with 30-days’ notice
Total under Delta Connection Agreements		147

American Capacity Purchase Agreement
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
American Agreement (capacity purchase agreement)	• E175 • CRJ 700	20 85	• Individual aircraft have scheduled removal dates from 2024 to 2032
Total under American Agreement		105

Alaska Capacity Purchase Agreement
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
Alaska Agreement (capacity purchase agreement)	• E175	42	• Individual aircraft have scheduled removal dates from 2030 to 2034
*	The Company’s prorate agreements are based on specific routes, not a specific aircraft count. The number of aircraft listed above for each prorate agreement approximates the number of aircraft the Company uses to serve the prorate routes.

In addition to the contractual arrangements described above, as of June 30, 2023, SkyWest Airlines has a capacity purchase agreement with Delta to place a total of three additional E175 regional jet aircraft (“E175”) from Embraer, S.A. (“Embraer”) into service, with delivery dates currently scheduled in 2023 and 2024. SkyWest Airlines also has a capacity purchase agreement with Alaska to place one additional E175 aircraft into service with a delivery date currently scheduled for 2025. Final delivery and in-service dates for aircraft to be placed under contract may be adjusted based on various factors.

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

Lease, airport services and other revenues primarily consist of revenue generated from aircraft and spare engines leased to third parties and airport customer services, such as gate and ramp agent services at applicable airports where the Company has agreements with third parties. The following table represents the Company’s lease, airport services and other revenues for the three and six months ended June 30, 2023 and 2022 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Operating lease revenue	$16,791	$16,450	$33,351	$33,005
Airport customer service and other revenue	8,458	8,861	19,891	19,395
Lease, airport services and other	$25,249	$25,311	$53,242	$52,400

The following table summarizes future minimum rental income under operating leases primarily related to leased aircraft and engines that had remaining non-cancelable lease terms as of June 30, 2023 (in thousands):

July 2023 through December 2023	$22,880
2024	45,553
2025	40,583
2026	35,017
2027	34,995
Thereafter	86,297
Total future minimum rental income under operating leases	$265,325

Of the Company’s $5.5 billion of net property and equipment as of June 30, 2023, $211.8 million of regional jet aircraft and spare engines were leased to third parties under operating leases. The Company’s mitigation strategy for the residual asset risks of these assets includes leasing aircraft and engine types that can be operated by the Company in the event of a default. Additionally, the operating leases typically have specified lease return condition requirements paid by the lessee to the Company and the Company typically maintains inspection rights under the leases.

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

Allowance for credit losses

The Company monitors publicly available credit ratings for entities for which the Company has a significant receivable balance. As of June 30, 2023, the Company had gross receivables of $123.1 million in current assets and gross receivables of $201.7 million in other long-term assets. The Company has established credit loss reserves based on publicly available historic default rates issued by a third party for companies with similar credit ratings, factoring in the term of the respective accounts receivable or notes receivable. During the six months ended June 30, 2023, the Company wrote-off a $3.6 million receivable that was fully reserved as of December 31, 2022. There were no other significant changes in the outstanding accounts receivable, notes receivable or credit ratings of the entities.

The following table summarizes the changes in allowance for credit losses:

Allowance for Credit Losses
Balance at December 31, 2022	$37,385
Adjustments to credit loss reserves	2,086
Write-offs charged against allowance	(3,570)
Balance at June 30, 2023	$35,901

(3) Stock-Based Compensation

During the six months ended June 30, 2023, the Company granted 125,780 restricted stock units and 391,810 performance shares to certain employees of the Company under the SkyWest, Inc. 2019 Long-Term Incentive Plan. Both the restricted stock units and performance shares have a three-year vesting period, during which the recipient must remain employed with the Company. The number of performance shares awardable from the 2023 grants can range from 0% to 250% of the original amount granted depending on the Company’s performance over three one-year measurement periods against the pre-established targets. Upon vesting, each restricted stock unit and performance share will be replaced with one share of common stock. The weighted average fair value of these restricted stock units and performance shares on their date of grant was $18.65 per share. During the six months ended June 30, 2023, the Company did not grant any options to purchase shares of common stock to employees. Additionally, during the six months ended June 30, 2023, the Company granted 37,534 fully vested shares of common stock to the Company’s directors at a grant date fair value of $18.65.

The Company accounts for forfeitures of restricted stock units and performance shares when forfeitures occur. The estimated fair value of the restricted stock units and performance shares is amortized over the applicable vesting periods. Stock-based compensation expense for the performance shares is based on the Company’s anticipated outcome of achieving the performance metrics. During the six months ended June 30, 2023 and 2022, the Company recorded pre-tax stock-based compensation expense of $8.6 million and $7.4 million, respectively.

(4) Stock Repurchase

The Company’s Board of Directors has adopted stock repurchase programs in both February 2019 and May 2023, which authorize the Company to repurchase shares of the Company’s common stock in the public market or in private transactions, from time to time, at prevailing prices. The Company’s February 2019 stock repurchase program authorized the repurchase of up to $250.0 million of the Company’s common stock. In May 2023, the Company’s Board of Directors authorized the repurchase of up to $250.0 million of the Company’s common stock, superseding the February 2019 authorization. At June 30, 2023, $185.9 million remains available under the May 2023 authorization.

During the six months ended June 30, 2023, the Company repurchased 8.4 million shares of common stock for $194.1 million at a weighted average price per share of $23.10. The Company also recorded $1.9 million of excise tax related to the stock repurchases as Treasury Stock in the Company’s Stockholders Equity for the six months ended June 30, 2023. The Company did not have any stock repurchases during the six months ended June 30, 2022.

(5) Net Income (Loss) Per Common Share

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

Securities that could potentially dilute Basic EPS in the future, and which were excluded from the calculation of Diluted EPS because inclusion of such share would be anti-dilutive, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
PSP1 and Treasury Loan Warrants (1)	—	582	582	291
PSP2 Warrants (2)	125	125	125	125
PSP3 Warrants (3)	78	78	78	78
Employee Stock Awards	—	65	676	32
Total antidilutive securities	203	850	1,461	526
(1)	Pursuant to the payroll support program established under the Coronavirus Aid, Relief, and Economic Security (CARES) Act (“PSP1”) and Loan and Guarantee Agreement with the U.S. Department of the Treasury (“U.S. Treasury”), SkyWest issued to U.S. Treasury warrants to purchase shares of SkyWest common stock for an exercise price of $28.38 per share.
(2)	Pursuant to the payroll support program established under the Consolidated Appropriations Act, 2021 (“PSP2”), SkyWest issued to U.S. Treasury warrants to purchase shares of SkyWest common stock for an exercise price of $40.41 per share.
(3)	Pursuant to the payroll support program established under the American Rescue Plan Act of 2021 (“PSP3”), SkyWest issued to U.S. Treasury warrants to purchase shares of SkyWest common stock for an exercise price of $57.47 per share.

Additionally, during the six months ended June 30, 2023 and 2022, 538,000 and 350,000 performance shares (at target performance) were excluded from the computation of Diluted EPS because the Company had not achieved the minimum target thresholds for the three and six months ended June 30, 2023 and 2022, respectively.

The calculation of the weighted average number of shares of common stock outstanding for Basic EPS and Diluted EPS are as follows for the periods indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Numerator:
Net income (loss)	$15,419	$53,951	$(6,652)	$71,685
Denominator:
Basic earnings per share weighted average shares	43,837	50,522	46,614	50,501
Dilutive effect of employee stock awards and warrants	382	44	—	136
Diluted earnings per share weighted average shares	44,219	50,566	46,614	50,637

Basic earnings (loss) per share	$0.35	$1.07	$(0.14)	$1.42
Diluted earnings (loss) per share	$0.35	$1.07	$(0.14)	$1.42

(6) Segment Reporting

The Company’s two reporting segments consist of the operations of (1) SkyWest Airlines and SWC (collectively, “SkyWest Airlines and SWC”) and (2) SkyWest Leasing activities.

The Company’s chief operating decision maker analyzes the profitability of operating new aircraft financed through the issuance of debt, including the Company’s E175 fleet, separately from the profitability of the Company’s capital deployed for ownership and financing of such aircraft. The SkyWest Airlines and SWC segment includes revenue earned under the applicable capacity purchase agreements attributed to operating such aircraft and the respective operating costs and revenue and operating expenses attributed to charter flight services. The SkyWest Leasing segment includes applicable revenue earned under the applicable capacity purchase agreements attributed to the ownership of new aircraft acquired through the issuance of debt and the respective depreciation and interest expense of such aircraft. The SkyWest Leasing segment also includes the activity of leasing regional jet aircraft and spare engines to third parties and other activities. The SkyWest Leasing segment’s total assets and capital expenditures include new aircraft acquired through the issuance of debt and assets leased to third parties. Additionally, aircraft removed from SkyWest Airlines’ operations and held for sale are included in the SkyWest Leasing segment.

The following represents the Company’s segment data for the three-month periods ended June 30, 2023 and 2022 (in thousands):

	Three months ended June 30, 2023
	SkyWest Airlines	SkyWest
	and SWC	Leasing	Consolidated
Operating revenues (1)	$586,476	$139,167	$725,643
Operating expense	624,490	69,293	693,783
Depreciation and amortization expense	37,966	59,203	97,169
Interest expense	4,695	29,023	33,718
Segment profit (loss) (2)	(42,709)	40,851	(1,858)
Total assets (as of June 30, 2023)	2,570,050	4,545,724	7,115,774
Capital expenditures (including non-cash)	25,609	410	26,019

	Three months ended June 30, 2022
	SkyWest Airlines	SkyWest
	and SWC	Leasing	Consolidated
Operating revenues (1)	$664,203	$134,882	$799,085
Operating expense	636,245	74,238	710,483
Depreciation and amortization expense	44,982	52,267	97,249
Interest expense	2,650	27,783	30,433
Segment profit (2)	25,308	32,861	58,169
Total assets (as of June 30, 2022)	3,011,236	4,325,411	7,336,647
Capital expenditures (including non-cash)	20,010	181,168	201,178
(1)	Prorate revenue and airport customer service revenue are primarily reflected in the SkyWest Airlines and SWC segment.
(2)	Segment profit (loss) is equal to operating income less interest expense.

The following represents the Company’s segment data for the six-month periods ended June 30, 2023 and 2022 (in thousands):

	Six months ended June 30, 2023
	SkyWest Airlines	SkyWest
	and SWC	Leasing	Consolidated
Operating revenues (1)	$1,154,649	$262,825	$1,417,474
Operating expense	1,257,882	132,436	1,390,318
Depreciation and amortization expense	76,224	115,094	191,318
Interest expense	8,757	58,581	67,338
Segment profit (loss) (2)	(111,990)	71,808	(40,182)
Total assets (as of June 30, 2023)	2,570,050	4,545,724	7,115,774
Capital expenditures (including non-cash)	46,720	87,220	133,940

	Six months ended June 30, 2022
	SkyWest Airlines	SkyWest
	and SWC	Leasing	Consolidated
Operating revenues (1)	$1,267,252	$266,985	$1,534,237
Operating expense	1,257,273	136,314	1,393,587
Depreciation and amortization expense	92,676	107,318	199,994
Interest expense	4,439	54,586	59,025
Segment profit (2)	5,540	76,085	81,625
Total assets (as of June 30, 2022)	3,011,236	4,325,411	7,336,647
Capital expenditures (including non-cash)	52,706	276,057	328,763
(1)	Prorate revenue and airport customer service revenue are primarily reflected in the SkyWest Airlines and SWC segment.
(2)	Segment profit (loss) is equal to operating income less interest expense.

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

Aircraft

During the six months ended June 30, 2023, the Company acquired 32 CRJ aircraft under an early lease buyout arrangement with the lessor for $125.5 million. As of June 30, 2023, excluding aircraft financed by the Company’s major airline partners that the Company operates for them under contract, the Company leased 11 aircraft under long-term lease agreements with remaining terms ranging from one year to seven years.

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

Leases

As of June 30, 2023, the Company’s right-of-use assets were $92.8 million, the Company’s current maturities of operating lease liabilities were $18.7 million, and the Company’s noncurrent lease liabilities were $73.9 million. During the six months ended June 30, 2023, the Company paid $17.9 million under operating leases reflected as a reduction from operating cash flows.

The table below presents lease related terms and discount rates as of June 30, 2023:

Weighted-average remaining lease term for operating leases	9.7 years
Weighted-average discount rate for operating leases	6.1%

The Company’s lease costs for the three and six months ended June 30, 2023 and 2022 included the following components (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Operating lease cost	$7,857	$21,822	$32,805	$43,663
Variable and short-term lease cost	534	805	1,337	1,822
Sublease income	(1,351)	(1,845)	(2,701)	(3,648)
Total lease cost	$7,040	$20,782	$31,441	$41,837

As of June 30, 2023, the Company leased aircraft, airport facilities, office space and other property and equipment under non-cancelable operating leases, which are generally on a long-term, triple-net lease basis pursuant to which the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. The Company expects that, in the normal course of business, such operating leases that expire may be renewed or replaced by other leases, or the property may be purchased rather than leased. The following table summarizes future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms as of June 30, 2023 (in thousands):

July 2023 through December 2023	$9,846
2024	22,266
2025	17,188
2026	13,509
2027	12,316
Thereafter	54,344
Total future minimum operating lease payments	$129,469

As of June 30, 2023, the Company had a firm purchase commitment for four E175 aircraft from Embraer with anticipated delivery dates through 2025.

The following table summarizes the Company’s commitments and obligations as noted for each of the next five years and thereafter (in thousands):

	Total	Jul - Dec 2023	2024	2025	2026	2027	Thereafter
Operating lease payments for aircraft and facility obligations	$129,469	$9,846	$22,266	$17,188	$13,509	$12,316	$54,344
Firm aircraft and spare engine commitments	127,337	72,670	26,896	27,771	—	—	—
Interest commitments (1)	515,372	64,590	115,322	95,225	75,663	54,039	110,533
Principal maturities on long-term debt	3,212,622	223,985	444,898	529,506	507,629	461,083	1,045,521
Total commitments and obligations	$3,984,800	$371,091	$609,382	$669,690	$596,801	$527,438	$1,210,398
(1)	At June 30, 2023, the Company’s long-term debt had fixed interest rates.

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

As of June 30, 2023, and December 31, 2022, the Company held certain assets that are required to be measured at fair value on a recurring basis. The Company’s assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of June 30, 2023
	Total	Level 1	Level 2	Level 3
Marketable Securities
Bonds and bond funds	$525,707	$—	$525,707	$—
Commercial paper	222,209	—	222,209	—
	$747,916	$—	$747,916	$—
Investments in Other Companies	29,251	10,480	—	18,771
Cash and Cash Equivalents	114,433	114,433	—	—
Total Assets Measured at Fair Value	$891,600	$124,913	$747,916	$18,771

	Fair Value Measurements as of December 31, 2022
	Total	Level 1	Level 2	Level 3
Marketable Securities
Bonds and bond funds	$624,254	$—	$624,254	$—
Commercial paper	319,977	—	319,977	—
	$944,231	$—	$944,231	$—
Investments in Other Companies	21,380	7,200	—	14,180
Cash and Cash Equivalents	102,984	102,984	—	—
Total Assets Measured at Fair Value	$1,068,595	$110,184	$944,231	$14,180

The Company’s “marketable securities” classified as Level 2 securities primarily utilize broker quotes in a non-active market for valuation of these securities. See Note 10 “Investments in Other Companies” regarding the Company’s investment in other companies, for the six months ended June 30, 2023.

The Company did not make any significant transfers of securities between Level 1, Level 2 and Level 3 during the six months ended June 30, 2023. The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

As of June 30, 2023, and December 31, 2022, the Company classified $747.9 million and $944.2 million of marketable securities, respectively, as short-term because it had the intent to maintain a liquid portfolio and the ability to redeem the securities within one year. As of June 30, 2023, and December 31, 2022, the cost of the Company’s marketable securities was $749.0 million and $949.3 million, respectively.

As of June 30, 2023, the Company had $56.7 million in held-for-sale assets included in “Other current assets” on the Company’s consolidated balance sheet related to 14 CRJ700 aircraft. The fair values were based upon observable and unobservable inputs, including a third-party valuation, market trends and conditions of the airframes and engines, considered Level 3 within the fair value hierarchy. The assumptions used to determine the fair value of the assets held for sale are subject to inherent uncertainty and could produce a wide range of outcomes, which the Company will continue to monitor in future periods as new information becomes available. The Company did not record a gain or loss associated with its assets held for sale during the six months ended June 30, 2023.

(9) Long-term Debt

Long-term debt consisted of the following as of June 30, 2023, and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Current portion of long-term debt	$445,946	$442,360
Current portion of unamortized debt issue cost, net	(3,791)	(3,858)
Current portion of long-term debt, net of debt issue costs	$442,155	$438,502

Long-term debt, net of current maturities	$2,766,676	$2,966,951
Long-term portion of unamortized debt issue cost, net	(22,872)	(25,179)
Long-term debt, net of current maturities and debt issue costs	$2,743,804	$2,941,772

Total long-term debt (including current portion)	$3,212,622	$3,409,311
Total unamortized debt issue cost, net	(26,663)	(29,037)
Total long-term debt, net of debt issue costs	$3,185,959	$3,380,274

As of June 30, 2023, the Company had $3.2 billion of total long-term debt, which consisted of $3.0 billion of debt used to finance aircraft and spare engines and $200.6 million of unsecured debt payable to U.S. Treasury. The average effective interest rate on the Company’s debt was approximately 4.1% at June 30, 2023.

During six months ended June 30, 2023, the Company executed a promissory note for $25.0 million. The promissory note has an eight-year term, is due in monthly installments, has a fixed annual interest rate of 5.6% and is secured by spare engines.

As of June 30, 2023 and December 31, 2022, the Company had $59.6 million and $59.2 million, respectively, in letters of credit and surety bonds outstanding with various banks and surety institutions.

As of June 30, 2023, SkyWest Airlines had a $100.0 million line of credit. The line of credit includes minimum liquidity and profitability covenants and is secured by certain assets. As of June 30, 2023, SkyWest Airlines had no amounts outstanding under the facility. However, at June 30, 2023, SkyWest Airlines had $29.9 million in letters of credit issued under the facility, which reduced the amount available under the facility to $70.1 million. The line of credit expires March 25, 2025 and has a variable interest rate of 3.5% plus the one month SOFR rate.

The Company’s debt agreements are not traded on an active market and are recorded at carrying value on the Company’s consolidated balance sheet. The fair value of the Company’s long-term debt is estimated based on current rates offered to the Company for similar debt. Debt is primarily classified as Level 2 within the fair value hierarchy. The carrying value and fair value of the Company’s long-term debt as of June 30, 2023 and December 31, 2022, were as follows (in thousands):

	June 30, 2023	December 31, 2022
Carrying value	$3,212,622	$3,409,311
Fair value	$3,103,757	$3,264,704

(10) Investments in Other Companies

Equity Method Investment

During 2019, the Company created a joint venture with Regional One, Inc. and, as of June 30, 2023, has invested a total of $26.6 million for an ownership interest in Aero Engines, LLC. (“Aero Engines”). The primary purpose of Aero Engines is to lease engines to third parties. The Company accounts for its investment in Aero Engines under the equity method. The Company’s exposure in its investment in Aero Engines primarily consists of the Company’s portion of income or loss from Aero Engines’ engine lease agreements with third parties and the Company’s ownership percentage in Aero Engines’ engines book value. Aero Engines had no debt outstanding as of June 30, 2023. As of June 30, 2023, the Company’s investment balance in Aero Engines was $24.9 million and has been recorded in “Other Assets” on the Company’s consolidated balance sheet. The Company’s portion of loss generated by Aero Engines for the six months ended June 30, 2023, was $0.1 million, which is recorded in “Other income, net” on the Company’s consolidated statements of comprehensive income.

Fair Value Method Investments

In 2021, the Company entered into a strategic partnership with Eve UAM, LLC (“Eve UAM”), to develop a network of deployment for Eve UAM’s electric vertical takeoff and landing (eVTOL) aircraft.

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

The table below shows the reconciliation of the Level 3 warrant and put option Eve Investments (in thousands):

Level 3 Investments:
Balance at December 31, 2022	$14,180
Purchases	—
Unrealized gains	4,591
Balance at June 30, 2023	$18,771

The Company recognized unrealized gains of $7.9 million in “Other income, net” on the Company’s consolidated statements of comprehensive income for the six months ended June 30, 2023, related to the Eve Investments. As of June 30, 2023, the fair value of the Eve Investments was $29.3 million and was recorded in “Other Assets” on the Company’s consolidated balance sheet.

(11) Income Taxes

The Company’s effective tax rate for the six months ended June 30, 2023 was 21.6%. The Company’s effective tax rate for the six months ended June 30, 2023 varied from the federal statutory rate of 21.0% primarily due to the impact of non-deductible expenses and a discrete tax expense on employee equity transactions that occurred during the six months ended June 30, 2023, partially offset by the provision for state income taxes.

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

(12) Legal Matters

The Company is subject to certain legal actions which it considers routine to its business activities. As of June 30, 2023, the Company’s management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents factors that had a material effect on the results of operations of SkyWest, Inc. (“SkyWest” “we” or “us”) during the three- and six-month periods ended June 30, 2023 and 2022. Also discussed is our financial condition as of June 30, 2023, and December 31, 2022. You should read this discussion in conjunction with our condensed consolidated financial statements for the three and six months ended June 30, 2023, including the notes thereto, appearing elsewhere in this Report. This discussion and analysis contains forward-looking statements. Please refer to the section of this Report entitled “Cautionary Statement Concerning Forward-Looking Statements” for discussion of uncertainties, risks and assumptions associated with these statements.

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

Overview

We have the largest regional airline operation in the United States through our operating subsidiary SkyWest Airlines, Inc. (“SkyWest Airlines”). As of June 30, 2023, we offered scheduled passenger and air freight service with approximately 1,930 total daily departures to destinations in the United States, Canada and Mexico. Our fleet of Embraer E175 regional jet aircraft (“E175”), Canadair CRJ900 regional jet aircraft (“CRJ900”) and Canadair CRJ700 regional jet aircraft (“CRJ700”) have a multiple-class seat configuration, whereas our Canadair CRJ200 regional jet aircraft (“CRJ200”) aircraft have a single-class seat configuration. As of June 30, 2023, we had 616 total aircraft in our fleet, including 492 aircraft in scheduled service or under contract under our code-share agreements, summarized as follows:

	E175	CRJ900	CRJ700	CRJ200	Total
United	90	—	19	89	198
Delta	83	41	6	17	147
American	20	—	85	—	105
Alaska	42	—	—	—	42
Aircraft in scheduled service or under contract	235	41	110	106	492
SWC	—	—	—	9	9
Leased to third parties	—	5	35	—	40
Other*	—	3	22	50	75
Total Fleet	235	49	167	165	616
*	As of June 30, 2023, other aircraft included: supplemental spare aircraft supporting our code-share agreements that may be used in future code-share or leasing arrangements, aircraft transitioning between code-share agreements with our major airline partners, aircraft held-for-sale or aircraft that are scheduled to be disassembled for use as spare parts.

Our business model is based on providing scheduled regional airline service under code-share agreements (commercial agreements between airlines that, among other things, allow one airline to use another airline’s flight designator codes on its flights) with our major airline partners. Our success is principally centered on our ability to meet the needs of our major airline partners by providing a reliable and safe operation at attractive economics. From June 30, 2022, to June 30, 2023, we made changes to our fleet count under our flying agreements, including the addition of 13 new E175 aircraft.

We anticipate our fleet will continue to evolve, as we are scheduled to add a total of three new E175 aircraft with Delta in 2023 and 2024 and one new E175 aircraft with Alaska in 2025. Timing of these anticipated deliveries may be subject to change as we are coordinating with our major airline partners in response to labor availability or other factors. Our primary objective in the fleet changes is to improve our profitability by adding new E175 aircraft and used CRJ aircraft to capacity purchase agreements, and potentially removing older aircraft from service that typically require higher maintenance costs.

As of June 30, 2023, approximately 40.3% of our aircraft in scheduled service or under contract were operated for United, approximately 29.9% were operated for Delta, approximately 21.3% were operated for American and approximately 8.5% were operated for Alaska.

Historically, multiple contractual relationships with major airlines have enabled us to reduce our reliance on any single major airline code and to enhance and stabilize operating results through a mix of fixed-fee arrangements (referred to as “capacity purchase” agreements) and revenue-sharing arrangements (referred to as “prorate” agreements). For the six months ended June 30, 2023, capacity purchase revenue and prorate revenue represented approximately 88.3% and 11.7%, respectively, of our total flying agreements revenue. On capacity purchase routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on completed block hours (measured from takeoff to landing, including taxi time), flight departures, the number of aircraft under contract and other operating measures. On prorate routes, we have more control over scheduling, pricing and seat inventories, and we share passenger fares with our major airline partners according to prorate formulas. Our prorate revenue and profitability may fluctuate based on ticket prices and passenger loads, and we are responsible for the operating costs of the prorate flights, including fuel and airport costs.

Second Quarter Summary

We had total operating revenues of $725.6 million for the three months ended June 30, 2023, a 9.2% decrease compared to total operating revenues of $799.1 million for the three months ended June 30, 2022. We had net income of $15.4 million, or $0.35 per diluted share, for the three months ended June 30, 2023, compared to net income of $54.0 million, or $1.07 per diluted share, for the three months ended June 30, 2022. The significant items affecting our revenue and operating expenses during the three months ended June 30, 2023, are outlined below:

Revenue

The number of aircraft we have in scheduled service or under contract pursuant to our code-share agreements and the number of block hours we incur on our flights are primary drivers of our flying agreements revenue under our capacity purchase agreements. The number of flights we operate and the corresponding number of passengers we carry are the primary drivers of our revenue under our prorate flying agreements. The number of aircraft we have in scheduled service or under contract under code-share agreements decreased from 521 as of June 30, 2022 to 492 as of June 30, 2023; and the number of block hours decreased from 334,753 for the three months ended June 30, 2022 to 282,617 for the three months ended June 30, 2023, or by 15.6%, due to a reduction in scheduled daily utilization of our aircraft primarily caused by pilot availability constraints.

Our capacity purchase revenue decreased $60.9 million, or 9.0%, from the three months ended June 30, 2022 to the three months ended June 30, 2023, primarily as a result of a reduction in completed block hours for the comparable periods and amendments to certain capacity purchase agreements since June 30, 2022 that resulted in deferring the recognition of revenue on fixed monthly payments we received during the three months ended June 30, 2023. As a result of fewer departures under our prorate agreements and fewer passengers carried on our prorate routes, our prorate revenue decreased $12.5 million, or 13.2%, for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022.

Operating Expenses

Our total operating expenses decreased $16.7 million, or 2.4%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The decrease in operating expenses was primarily due to decreases in operating costs as a result of lower production, offset by an increase in salaries, wages and benefits for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. Departures decreased from 199,678 for the three months ended June 30, 2022 to 173,837 for the three months ended June 30, 2023, or by 12.9%. Additional details regarding the increase in our operating expenses are described in the section of this Report entitled “Results of Operations.”

Fleet Activity

The following table summarizes our fleet scheduled for service or under contract as of:

Aircraft in Service or Under Contract	June 30, 2023	December 31, 2022	June 30, 2022
E175s	235	236	223
CRJ900s	41	41	44
CRJ700s	110	104	114
CRJ200s	106	136	140
Total	492	517	521

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in Note 1 to our consolidated financial statements for the year ended December 31, 2022, and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are presented in our Annual Report on Form 10-K for the year ended December 31, 2022. Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management’s subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to revenue recognition, long-lived assets, and income tax. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results will likely differ, and may differ materially, from such estimates. There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2023.

Results of Operations

Three Months Ended June 30, 2023 and 2022

Operational Statistics

The following table sets forth our major operational statistics and the associated percentage changes for the periods identified below. The decrease in block hours, departures and passengers carried during the three months ended June 30, 2023, compared to the three months ended June 30, 2022, was primarily due to labor constraints, including the number of available captains during the three months ended June 30, 2023, compared to the three months ended June 30, 2022.

	For the three months ended June 30,
Block hours by aircraft type:	2023	2022	% Change
E175s	168,416	165,224	1.9%
CRJ900s	19,698	27,479	(28.3)%
CRJ700s	50,094	72,120	(30.5)%
CRJ200s	44,409	69,930	(36.5)%
Total block hours	282,617	334,753	(15.6)%

Departures	173,837	199,678	(12.9)%
Passengers carried	9,887,779	11,124,468	(11.1)%
Passenger load factor	85.5%	86.0%	(0.5)	pts
Average passenger trip length (miles)	451	491	(8.1)%

Operating Revenues

The following table summarizes our operating revenue for the periods indicated (dollar amounts in thousands):

	For the three months ended June 30,
	2023	2022	$ Change	% Change
Flying agreements	$700,394	$773,774	$(73,380)	(9.5)%
Lease, airport services and other	25,249	25,311	(62)	(0.2)%
Total operating revenues	$725,643	$799,085	$(73,442)	(9.2)%

Flying agreements revenue primarily consists of revenue earned on flights we operate under our capacity purchase agreements and prorate agreements with our major airline partners. Lease, airport services and other revenues consist of revenue earned from leasing aircraft and spare engines to third parties, separate from our capacity purchase agreements, and providing airport counter, gate and ramp services.

We disaggregate our flying agreements revenue into the following categories (dollar amounts in thousands):

	For the three months ended June 30,
	2023	2022	$ Change	% Change
Capacity purchase agreements flight operations revenue	$499,142	$549,539	$(50,397)	(9.2)%
Capacity purchase agreements aircraft lease revenue	119,026	129,502	(10,476)	(8.1)%
Prorate agreements revenue	82,226	94,733	(12,507)	(13.2)%
Flying agreements revenue	$700,394	$773,774	$(73,380)	(9.5)%

The decrease in “Capacity purchase agreements revenue: flight operations” of $50.4 million, or 9.2%, was primarily due to an increase in deferred revenue related to fixed monthly payments for flight operations received under our capacity purchase agreements for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. Under our capacity purchase agreements, we are paid a fixed amount per month per aircraft over the contract term. We recognize the fixed amount per aircraft as revenue proportionately to the number of block hours we complete for each reporting period. Under our capacity purchase agreements, the performance obligation of each completed flight is measured in block hours incurred for each completed flight. Based on the number of completed block hours during the three months ended June 30, 2023, we deferred recognizing $40.7 million of revenue, net of unbilled revenue, related to fixed monthly payments we received associated with our flight operations revenues. For the three months ended June 30, 2022, we recognized $15.7 million of previously deferred revenue, net of unbilled revenue, related to fixed monthly payments received associated with our flight operations revenues. The timing of our revenue recognition related to the fixed payments associated with our flight operations will be adjusted over the remaining contract term for each capacity purchase agreement based on the number of block hours we complete each reporting period relative to the number of block hours we anticipate completing over the remaining contract term of each capacity purchase agreement. Additionally, the decrease in “Capacity purchase agreements revenue: flight operations” was also attributed to a decrease in block hour production during the three months ended June 30, 2023, compared to the three months ended June 30, 2022, which was largely offset by block hour rate increases in certain capacity purchase agreements since June 30, 2022.

The decrease in “Capacity purchase agreements aircraft lease revenue” of $10.5 million, or 8.1%, was primarily due to an increase in deferred revenue for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, offset by lease revenue from the 13 additional E175 aircraft placed under contract since June 30, 2022. Under our capacity purchase agreements, a portion of the consideration we are paid is designed as reimbursement for certain aircraft ownership costs. Recent amendments to our capacity purchase agreements with certain major airline partners reduced certain future contractual fixed monthly payments and increased future contractual variable payments. As a result of these amendments, we deferred recognizing lease revenue on $19.5 million of the allocated fixed monthly lease payments received during the three months ended June 30, 2023, under the straight-line method.

The deferred revenue balance applicable to each contract will be recorded as revenue over the term of each respective contract. Our total deferred revenue balance, net of unbilled revenue, was $248.2 million as of June 30, 2023.

The decrease in prorate agreements revenue of $12.5 million, or 13.2%, was primarily due to the decrease in prorate passengers and passenger revenue we received on routes we operated under our prorate agreements. Due to labor constraints, including the number of available captains, we operated fewer aircraft under our prorate agreements during the three months ended June 30, 2023, compared to the three months ended June 30, 2022.

The decrease in lease, airport services and other revenues of $0.1 million, or 0.2%, was primarily due to an decrease in airport service revenue driven by a decrease in the number of flights operated at locations where we were contracted to provide airport customer service during the three months ended June 30, 2023, compared to the three months ended June 30, 2022.

Operating Expenses

Individual expense components attributable to our operations are set forth in the following table (dollar amounts in thousands):

	For the three months ended June 30,
	2023	2022	$ Change	% Change
Salaries, wages and benefits	$322,441	$288,562	$33,879	11.7%
Aircraft maintenance, materials and repairs	162,491	174,883	(12,392)	(7.1)%
Depreciation and amortization	97,169	97,249	(80)	(0.1)%
Aircraft fuel	18,279	31,820	(13,541)	(42.6)%
Airport-related expenses	16,955	17,490	(535)	(3.1)%
Aircraft rentals	2,428	16,024	(13,596)	(84.8)%
Other operating expenses	74,020	84,455	(10,435)	(12.4)%
Total operating expenses	$693,783	$710,483	$(16,700)	(2.4)%

Salaries, wages and benefits. The $33.9 million, or 11.7%, increase in salaries, wages and benefits was due to an increase in employee compensation, including higher pilot pay scales, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022.

Aircraft maintenance, materials and repairs. The $12.4 million, or 7.1%, decrease in aircraft maintenance expense was primarily due to lower production for the three months ended June 30, 2023, compared to the three months ended June 30, 2022.

Depreciation and amortization. The $0.1 million, or 0.1%, decrease in depreciation and amortization expense was primarily due to certain CRJ aircraft and engines that were depreciated to their estimated residual value since June 30, 2022. This reduction in depreciation on our CRJ fleet was partially offset by an increase in depreciation expense due to the acquisition of 13 new E175 aircraft and spare engines since June 30, 2022.

Aircraft fuel. The $13.5 million, or 42.6%, decrease in fuel cost was primarily due to a decrease in the number of flights we operated under our prorate arrangements and the corresponding decrease in gallons of fuel we purchased, combined with a decrease in our average fuel cost per gallon from $4.67 for the three months ended June 30, 2022, to $3.30 for the three months ended June 30, 2023. We purchase and incur expense for all fuel on flights operated under our prorate agreements. All fuel costs incurred under our capacity purchase agreements are either purchased directly by our major airline partner, or if purchased by us, we record the direct reimbursement as a reduction to our fuel expense. The following table summarizes the gallons of fuel we purchased under our prorate agreements, for the periods indicated:

	For the three months ended June 30,
(in thousands)	2023	2022	% Change
Fuel gallons purchased	5,538	6,816	(18.8)%
Fuel expense	$18,279	$31,820	(42.6)%

Airport-related expenses. Airport-related expenses include airport-related customer service costs such as outsourced airport gate and ramp agent services, airport security fees, passenger interruption costs, deicing, landing fees and station rents. The $0.5 million, or 3.1%, decrease in airport-related expenses for the three months ended June 30,

2023, compared to the three months ended June 30, 2022, was primarily due to a decrease in subcontracted airport services and landing fees as a result of a decrease in the number of flights we operated under our prorate arrangements.

Aircraft rentals. The $13.6 million, or 84.8%, decrease in aircraft rentals was primarily related to a decrease in our leased aircraft since the three months ended June 30, 2022 as a result of our March 2023 acquisition of 24 CRJ700 aircraft and eight CRJ200 aircraft under an early lease buyout.

Other operating expenses. Other operating expenses primarily consist of property taxes, hull and liability insurance, simulator costs, crew per diem and crew hotel costs. The $10.4 million, or 12.4%, decrease was primarily related to a decrease in other operating costs as a result of the lower number of flights we operated during the three months ended June 30, 2023, compared to the three months ended June 30, 2022, such as crew per diem and crew hotel costs.

Summary of interest expense, interest income, other income, net and provision for income taxes

Interest Expense. The $3.3 million, or 10.8%, increase in interest expense was primarily related to higher interest rates on debt issued since June 30, 2022.

Interest income. Interest income increased $7.9 million, from $2.6 million for the three months ended June 30, 2022, to $10.5 million for the three months ended June 30, 2023. The increase in interest income was primarily related to an increase in our average investment in marketable securities for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, and an increase in average interest rates attributed to our marketable securities for the same comparable periods.

Other income, net. Other income, net decreased $3.0 million during the three months ended June 30, 2023, compared to the three months ended June 30, 2022. Other income, net primarily consists of the unrealized gains on our investments in other companies, income related to our investment in a joint venture with a third party and gains or losses on the sale of assets. The decrease in other income, net was primarily a result of a decrease in unrealized gains on our investments in other companies for the three months ended June 30, 2023, compared to the three months ended June 30, 2022.

Provision for income taxes. For the three months ended June 30, 2023 and 2022, our effective income tax rates were 12.6% and 25.8%, respectively, which included the statutory federal income tax rate of 21% and other reconciling income tax items, including state income taxes and the impact of non-deductible expenses. The decrease in the effective tax rate primarily related to lower pre-tax income for the three months ended June 30, 2023, compared to the three months ended June 30, 2022 and the impact of increases in non-deductible expenses and a benefit related to a change in estimate of the projected full year effective tax rate from the prior quarter for the three months ended June 30, 2023, compared the three months ended June 30, 2022.

Net income. Primarily due to the factors described above, we generated net income of $15.4 million, or $0.35 per diluted share, for the three months ended June 30, 2023, compared to net income of $54.0 million, or $1.07 per diluted share, for the three months ended June 30, 2022.

Six Months Ended June 30, 2023 and 2022

Operational Statistics

The following table sets forth our major operational statistics and the associated percentage changes for the periods identified below. The decrease in block hours, departures and passengers carried during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, was primarily due to labor constraints, including a smaller number of available captains during the six months ended June 30, 2023, compared to the six months ended June 30, 2022.

	For the six months ended June 30,
Block hours by aircraft type:	2023	2022	% Change
E175s	329,167	311,401	5.7%
CRJ900s	40,411	53,334	(24.2)%
CRJ700s	102,122	139,998	(27.1)%
CRJ200s	87,159	141,013	(38.2)%
Total block hours	558,859	645,746	(13.5)%

Departures	334,460	375,889	(11.0)%
Passengers carried	18,463,649	19,911,835	(7.3)%
Passenger load factor	83.0%	82.1%	0.9	pts
Average passenger trip length (miles)	461	503	(8.3)%

Operating Revenues

The following table summarizes our operating revenue for the periods indicated (dollar amounts in thousands):

	For the six months ended June 30,
	2023	2022	$ Change	% Change
Flying agreements	$1,364,232	$1,481,837	$(117,605)	(7.9)%
Lease, airport services and other	53,242	52,400	842	1.6%
Total operating revenues	$1,417,474	$1,534,237	$(116,763)	(7.6)%

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

We disaggregate our flying agreements revenue into the following categories (dollar amounts in thousands):

	For the six months ended June 30,
	2023	2022	$ Change	% Change
Capacity purchase agreements flight operations revenue	$968,058	$1,054,347	$(86,289)	(8.2)%
Capacity purchase agreements aircraft lease revenue	236,611	253,587	(16,976)	(6.7)%
Prorate agreements revenue	159,563	173,903	(14,340)	(8.2)%
Flying agreements revenue	$1,364,232	$1,481,837	$(117,605)	(7.9)%

The decrease in “Capacity purchase agreements revenue: flight operations” of $86.3 million, or 8.2%, was primarily due to an increase in deferred revenue related to fixed monthly payments for flight operations received under our capacity purchase agreements for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. Under our capacity purchase agreements, we are paid a fixed amount per month per aircraft over the contract term. We recognize the fixed amount per aircraft as revenue proportionately to the number of block hours we complete for each reporting period. Under our capacity purchase agreements, the performance obligation of each completed flight is measured in block hours incurred for each completed flight. Based on the number of completed block hours during the six months ended June 30, 2023, we deferred recognizing $83.4 million of revenue, net of unbilled revenue, related to fixed monthly payments we received associated with our flight operations revenues. For the six months ended June 30, 2022, we recognized $26.9 million of previously deferred revenue, net of unbilled revenue, related to fixed monthly payments received associated with our flight operations revenues. The timing of our revenue recognition related to the fixed payments associated with our flight operations will be adjusted over the remaining contract term for each capacity purchase agreement based on the number of block hours we complete each reporting period relative to the number of block hours we anticipate completing over the remaining contract term of each capacity purchase agreement. Additionally, the decrease in “Capacity purchase agreements revenue: flight operations” was also attributed to a decrease in block hour production during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, which was largely offset by block hour rate increases in certain capacity purchase agreements since June 30, 2022.

The decrease in “Capacity purchase agreements aircraft lease revenue” of $17.0 million, or 6.7%, was primarily due to an increase in deferred revenue for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, offset by lease revenue from the 13 additional E175 aircraft placed under contract since June 30, 2022. Under our capacity purchase agreements, a portion of the consideration we are paid is designed as reimbursement for certain aircraft ownership costs. Recent amendments to our capacity purchase agreements with certain major airline partners reduced certain future contractual fixed monthly payments and increased future contractual variable payments. As a result of these amendments, we deferred recognizing lease revenue on $40.0 million of the allocated fixed monthly lease payments received during the six months ended June 30, 2023, under the straight-line method.

The deferred revenue balance applicable to each contract will be recorded as revenue over the term of each respective contract. Our total deferred revenue balance, net of unbilled revenue, was $248.2 million as of June 30, 2023.

The decrease in prorate agreements revenue of $14.3 million, or 8.2%, was primarily due to the decrease in prorate passengers and passenger revenue we received on routes we operated under our prorate agreements. Due to labor constraints, including the number of available captains, we operated fewer aircraft under our prorate agreements during the six months ended June 30, 2023, compared to the six months ended June 30, 2022.

The increase in lease, airport services and other revenues of $0.8 million, or 1.6%, was primarily due to an increase in airport service revenue driven by an increase in the number of flights operated at locations where we were contracted to provide airport customer service during the six months ended June 30, 2023, compared to the six months ended June 30, 2022.

Operating Expenses

Individual expense components attributable to our operations are set forth in the following table (dollar amounts in thousands):

	For the six months ended June 30,
	2023	2022	$ Change	% Change
Salaries, wages and benefits	$657,642	$588,620	$69,022	11.7%
Aircraft maintenance, materials and repairs	304,717	323,296	(18,579)	(5.7)%
Depreciation and amortization	191,318	199,994	(8,676)	(4.3)%
Aircraft fuel	39,243	56,910	(17,667)	(31.0)%
Airport-related expenses	35,250	36,695	(1,445)	(3.9)%
Aircraft rentals	21,956	32,020	(10,064)	(31.4)%
Other operating expenses	140,192	156,052	(15,860)	(10.2)%
Total operating expenses	$1,390,318	$1,393,587	$(3,269)	(0.2)%

Salaries, wages and benefits. The $69.0 million, or 11.7%, increase in salaries, wages and benefits was due to an increase in employee compensation, including higher pilot pay scales, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022.

Aircraft maintenance, materials and repairs. The $18.6 million, or 5.7%, decrease in aircraft maintenance expense was primarily due to lower production for the six months ended June 30, 2023, compared to the six months ended June 30, 2022.

Depreciation and amortization. The $8.7 million, or 4.3%, decrease in depreciation and amortization expense was primarily due to certain CRJ aircraft and engines that were depreciated to their estimated residual value since June 30, 2022. This reduction in depreciation on our CRJ fleet was partially offset by an increase in depreciation expense due to the acquisition of 13 new E175 aircraft and spare engines since June 30, 2022.

Aircraft fuel. The $17.7 million, or 31.0%, decrease in fuel cost was primarily due to a decrease in the number of flights we operated under our prorate arrangements and the corresponding decrease in gallons of fuel we purchased, combined with a decrease in our average fuel cost per gallon from $4.01 for the six months ended June 30, 2022, to $3.65 for the six months ended June 30, 2023. We purchase and incur expense for all fuel on flights operated under our prorate agreements. All fuel costs incurred under our capacity purchase agreements are either purchased directly by our major airline partner, or if purchased by us, we record the direct reimbursement as a reduction to our fuel expense. The following table summarizes the gallons of fuel we purchased under our prorate agreements, for the periods indicated:

	For the six months ended June 30,
(in thousands)	2023	2022	% Change
Fuel gallons purchased	10,766	14,196	(24.2)%
Fuel expense	$39,243	$56,910	(31.0)%

Airport-related expenses. Airport-related expenses include airport-related customer service costs such as outsourced airport gate and ramp agent services, airport security fees, passenger interruption costs, deicing, landing fees and station rents. The $1.4 million, or 3.9%, decrease in airport-related expenses for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, was primarily due to a decrease in subcontracted airport services and landing fees as a result of a decrease in the number of flights we operated under our prorate arrangements.

Aircraft rentals. The $10.1 million, or 31.4%, decrease in aircraft rentals was primarily related to a decrease in our leased aircraft since the six months ended June 30, 2022. In March 2023, we acquired 24 CRJ700 aircraft and eight CRJ200 aircraft under an early lease buyout for $125.5 million, of which $86.9 million was capitalized as fixed assets and $38.6 million was applied towards previously recorded lease liabilities.

Other operating expenses. Other operating expenses primarily consist of property taxes, hull and liability insurance, simulator costs, crew per diem and crew hotel costs. The $15.9 million, or 10.2%, decrease was primarily related to a decrease in other operating costs as a result of the lower number of flights we operated during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, such as crew per diem and crew hotel costs.

Summary of interest expense, interest income, other income, net and provision for income taxes

Interest Expense. The $8.3 million, or 14.1%, increase in interest expense was primarily related to higher interest rates on debt issued since June 30, 2022.

Interest income. Interest income increased $17.5 million, from $3.0 million for the six months ended June 30, 2022, to $20.5 million for the six months ended June 30, 2023. The increase in interest income was primarily related to an increase in our average investment in marketable securities for the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, and an increase in average interest rates attributed to our marketable securities for the same comparable periods.

Other income, net. Other income, net decreased $1.7 million during the six months ended June 30, 2023, compared to the six months ended June 30, 2022. Other income, net primarily consists of the unrealized gains on our investments in other companies, income related to our investment in a joint venture with a third party and gains or losses on the sale of assets. The decrease in other income, net was primarily a result of a decrease in unrealized gains on our investments in other companies for the six months ended June 30, 2023, compared to the six months ended June 30, 2022.

Provision (benefit) for income taxes. For the six months ended June 30, 2023 and 2022, our effective income tax rates were 21.6% and 26.5%, respectively, which included the statutory federal income tax rate of 21% and other reconciling income tax items, including state income taxes, the impact of non-deductible expenses and a discrete tax expense on employee equity transactions. The decrease in the effective tax rate primarily related to pre-tax loss for the six months ended June 30, 2023, compared to pre-tax income for the six months ended June 30, 2022 and the impact of increases in non-deductible expenses for the six months ended June 30, 2023, compared the six months ended June 30, 2022.

Net income (loss). Primarily due to the factors described above, we generated a net loss of $6.7 million, or $0.14 loss per share, for the six months ended June 30, 2023, compared to net income of $71.7 million, or $1.42 per diluted share, for the six months ended June 30, 2022.

Our Business Segments

Three Months Ended June 30, 2023 and 2022

For the three months ended June 30, 2023, we had two reporting segments, which were the basis of our internal financial reporting: SkyWest Airlines and SWC (collectively, “SkyWest Airlines and SWC”) and SkyWest Leasing. Our segment disclosure relates to components of our business for which separate financial information is available to, and regularly evaluated by, our chief operating decision maker.

	For the three months ended June 30,
	(dollar amounts in thousands)
	2023	2022	$ Change	% Change
Operating Revenues:
SkyWest Airlines and SWC	$586,476	$664,203	$(77,727)	(11.7)%
SkyWest Leasing	139,167	134,882	4,285	3.2%
Total Operating Revenues	$725,643	$799,085	$(73,442)	(9.2)%
Operating Expenses and Interest Expense:
SkyWest Airlines and SWC	$629,185	$638,895	$(9,710)	(1.5)%
SkyWest Leasing	98,316	102,021	(3,705)	(3.6)%
Total Operating Expenses and Interest Expense (1)	$727,501	$740,916	$(13,415)	(1.8)%
Segment profit (loss):
SkyWest Airlines and SWC	$(42,709)	$25,308	$(68,017)	(268.8)%
SkyWest Leasing	40,851	32,861	7,990	24.3%
Total Segment Profit (Loss)	$(1,858)	$58,169	$(60,027)	(103.2)%
Interest Income	10,494	2,559	7,935	310.1%
Other Income (Expense), net	9,001	12,019	(3,018)	(25.1)%
Consolidated Income Before Taxes	$17,637	$72,747	$(55,110)	(75.8)%
(1)	We include interest expense in our segment profit (loss) given our interest expense is primarily attributed to debt associated with financing aircraft under our capacity purchase agreements, and revenue earned under our capacity purchase agreements is intended to compensate us for our aircraft ownership costs, including interest expense.

SkyWest Airlines and SWC Segment Loss. SkyWest Airlines and SWC segment loss was $42.7 million for the three months ended June 30, 2023, compared to segment income of $25.3 million for the three months ended June 30, 2022.

SkyWest Airlines and SWC block hour production decreased to 282,617, or 15.6%, for the three months ended June 30, 2023, from 334,753 for the three months ended June 30, 2022, primarily due to labor constraints, including the number of available captains. Significant items contributing to the SkyWest Airlines and SWC segment loss for the three months ended June 30, 2023 are set forth below.

SkyWest Airlines and SWC operating revenues decreased $77.7 million, or 11.7%, from the three months ended June 30, 2022, to the three months ended June 30, 2023. SkyWest Airlines recognizes revenue attributed to flight operations received as fixed monthly payments per aircraft proportionate to the number of block hours completed during each reporting period, relative to the estimated number of block hours we anticipate completing over the remaining contract term. During the three months ended June 30, 2023, SkyWest Airlines deferred recognizing $40.7 million of revenue, net of unbilled revenue, related to fixed monthly payments we received associated with our flight operations revenues, compared to recognizing $15.7 million of previously deferred revenue, net of unbilled revenue, related to fixed monthly payments received associated with our flight operations revenues during the three months ended June 30, 2022. Additionally, the decrease in SkyWest Airlines and SWC operating revenues was attributed to a decrease in block hour production during the three months ended June 30, 2023, compared to the three months ended June 30, 2022, and a decrease in prorate revenue for the same comparable periods. The decrease in revenue was partially offset by block hour rate increases in certain capacity purchase agreements since June 30, 2022.

SkyWest Airlines and SWC operating expenses and interest expense decreased $9.7 million, or 1.5%, from the three months ended June 30, 2022, to the three months ended June 30, 2023, due to the following primary factors:

●	SkyWest Airlines and SWC’s salaries, wages and benefits expense increased $33.9 million, or 11.8%, primarily due to increased employee compensation, including higher pilot pay scales, during the three months ended June 30, 2023, compared to the three months ended June 30, 2022.
●	SkyWest Airlines and SWC’s aircraft maintenance, materials and repairs expense decreased by $12.7 million, or 7.4%, primarily due to lower block hour production for the three months ended June 30, 2023, compared to the three months ended June 30, 2022.
●	SkyWest Airlines and SWC’s depreciation and amortization expense decreased by $7.0 million, or 15.6%, primarily due to certain CRJ aircraft and engines that were depreciated to their estimated residual value since June 30, 2022.
●	SkyWest Airlines and SWC’s fuel expense decreased $13.5 million, or 42.6%, due to a decrease in the number of flights we operated under our prorate arrangements and the corresponding decrease in gallons of fuel we purchased, combined with a decrease in our average fuel cost per gallon from $4.67 for the three months ended June 30, 2022, to $3.30 for the three months ended June 30, 2023.
●	SkyWest Airlines and SWC’s remaining airline expense decreased $10.4 million, or 10.0%, primarily related to a decrease in other operating costs that correspond to the lower number of flights we operated during the three months ended June 30, 2023, compared to the three months ended June 30, 2022, such as crew per diem and crew hotel costs.

SkyWest Leasing Segment Profit. SkyWest Leasing profit increased $8.0 million, or 24.3%, during the three months ended June 30, 2023, compared to the three months ended June 30, 2022. The increase in SkyWest Leasing profit was primarily due to additional lease revenue from the 13 E175 aircraft placed under contract since June 30, 2022, offset by an increase in deferred revenue. Recent amendments to our capacity purchase agreements with certain major airline partners reduced certain future contractual fixed monthly payments and increased future contractual variable payments. As a result of these amendments, the SkyWest Leasing segment deferred recognizing lease revenue on $19.5 million of the allocated fixed monthly lease payments received during the three months ended June 30, 2023, under the straight-line method.

Six Months Ended June 30, 2023 and 2022

For the six months ended June 30, 2023, we had two reporting segments, which were the basis of our internal financial reporting: SkyWest Airlines and SWC and SkyWest Leasing. Our segment disclosure relates to components of our business for which separate financial information is available to, and regularly evaluated by, our chief operating decision maker.

	For the six months ended June 30,
	(dollar amounts in thousands)
	2023	2022	$ Change	% Change
Operating Revenues:
SkyWest Airlines and SWC	$1,154,649	$1,267,252	$(112,603)	(8.9)%
SkyWest Leasing	262,825	266,985	(4,160)	(1.6)%
Total Operating Revenues	$1,417,474	$1,534,237	$(116,763)	(7.6)%
Operating Expenses and Interest Expense:
SkyWest Airlines and SWC	$1,266,639	$1,261,712	$4,927	0.4%
SkyWest Leasing	191,017	190,900	117	0.1%
Total Operating Expenses and Interest Expense (1)	$1,457,656	$1,452,612	$5,044	0.3%
Segment profit (loss):
SkyWest Airlines and SWC	$(111,990)	$5,540	$(117,530)	(2,121.5)%
SkyWest Leasing	71,808	76,085	(4,277)	(5.6)%
Total Segment Profit (Loss)	$(40,182)	$81,625	$(121,807)	(149.2)%
Interest Income	20,527	2,984	17,543	587.9%
Other Income, net	11,175	12,899	(1,724)	(13.4)%
Consolidated Income (Loss) Before Taxes	$(8,480)	$97,508	$(105,988)	(108.7)%
(1)	We include interest expense in our segment profit (loss) given our interest expense is primarily attributed to debt associated with financing aircraft under our capacity purchase agreements, and revenue earned under our capacity purchase agreements is intended to compensate us for our aircraft ownership costs, including interest expense.

SkyWest Airlines and SWC Segment Loss. SkyWest Airlines and SWC segment loss was $112.0 million for the six months ended June 30, 2023, compared to segment profit of $5.5 million for the six months ended June 30, 2022.

SkyWest Airlines and SWC block hour production decreased to 558,859, or 13.5%, for the six months ended June 30, 2023, from 645,746 for the six months ended June 30, 2022, primarily due to labor constraints, including the number of available captains. Significant items contributing to the SkyWest Airlines and SWC segment loss for the six months ended June 30, 2023 are set forth below.

SkyWest Airlines and SWC operating revenues decreased $112.6 million, or 8.9%, from the six months ended June 30, 2022, to the six months ended June 30, 2023. SkyWest Airlines recognizes revenue attributed to flight operations received as fixed monthly payments per aircraft proportionate to the number of block hours completed during each reporting period, relative to the estimated number of block hours we anticipate completing over the remaining contract term. During the six months ended June 30, 2023, SkyWest Airlines deferred recognizing $83.4 million of revenue, net of unbilled revenue, related to fixed monthly payments we received associated with our flight operations revenues, compared to recognizing $26.9 million of previously deferred revenue, net of unbilled revenue, related to fixed monthly payments received associated with our flight operations revenues during the six months ended June 30, 2022. Additionally, the decrease in SkyWest Airlines and SWC operating revenues was also attributed to a decrease in block hour production during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, and a decrease in prorate revenue for the same comparable periods. The decrease in revenue was partially offset by block hour rate increases in certain capacity purchase agreements since June 30, 2022.

SkyWest Airlines and SWC operating expenses and interest expense increased $4.9 million, or 0.4%, from the six months ended June 30, 2022, to the six months ended June 30, 2023, due to the following primary factors:

●	SkyWest Airlines and SWC’s salaries, wages and benefits expense increased $69.0 million, or 11.8%, primarily due to increased employee compensation, including higher pilot pay scales, during the six months ended June 30, 2023, compared to the six months ended June 30, 2022.
●	SkyWest Airlines and SWC’s aircraft maintenance, materials and repairs expense decreased by $19.0 million, or 6.0%, primarily due to lower block hour production for the three and six months ended June 30, 2023, compared to the six months ended June 30, 2022.

●	SkyWest Airlines and SWC’s depreciation and amortization expense decreased by $16.5 million, or 17.8%, primarily due to certain CRJ aircraft and engines that were depreciated to their estimated residual value since June 30, 2022.
●	SkyWest Airlines and SWC’s fuel expense decreased $17.7 million, or 31.0%, due to a decrease in the number of flights we operated under our prorate arrangements and the corresponding decrease in gallons of fuel we purchased, combined with a decrease in our average fuel cost per gallon from $4.01 for the six months ended June 30, 2022, to $3.65 for the six months ended June 30, 2023.
●	SkyWest Airlines and SWC’s remaining airline expense decreased $10.9 million, or 5.2%, primarily related to a decrease in other operating costs as a result of the lower number of flights we operated during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, such as crew per diem and crew hotel costs.

SkyWest Leasing Segment Profit. SkyWest Leasing profit decreased $4.3 million, or 5.6%, during the six months ended June 30, 2023, compared to the six months ended June 30, 2022. Recent amendments to our capacity purchase agreements with certain major airline partners reduced certain future contractual fixed monthly payments and increased future contractual variable payments. As a result of these amendments, the SkyWest Leasing segment deferred recognizing lease revenue on $40.0 million of the allocated fixed monthly lease payments received during the six months ended June 30, 2023, under the straight-line method. The decrease in SkyWest Leasing profit attributed to deferred revenue was partially offset by additional lease revenue from the 13 E175 aircraft placed under contract since June 30, 2022.

Liquidity and Capital Resources

As of June 30, 2023, we had $862.3 million in cash and cash equivalents and marketable securities. As of June 30, 2023, we had $70.1 million available for borrowings under our line of credit. Given our available liquidity as of June 30, 2023, we believe the working capital currently available to us will be sufficient to meet our present financial requirements, including planned capital expenditures, scheduled lease payments and debt service obligations for at least the next 12 months.

Our total cash and marketable securities decreased from $1.0 billion as of December 31, 2022, to $862.3 million as of June 30, 2023, or by $184.9 million. At June 30, 2023, our total capital mix was 44.0% equity and 56.0% long-term debt, compared to 44.4% equity and 55.6% long-term debt at December 31, 2022. During the six months ended June 30, 2023, we repurchased 8.4 million shares of our common stock for $194.1 million under share repurchase programs authorized by our Board of Directors.

As of June 30, 2023, and December 31, 2022, we had $59.6 million and $59.2 million, respectively, in letters of credit and surety bonds outstanding with various banks and surety institutions. We had no restricted cash as of June 30, 2023, and December 31, 2022.

Sources and Uses of Cash

Cash Position and Liquidity. The following table provides a summary of the net cash provided by (used in) our operating, investing and financing activities for the six months ended June 30, 2023 and 2022, and our total cash and marketable securities positions as of June 30, 2023, and December 31, 2022 (in thousands):

	For the six months ended June 30,
	2023	2022	$ Change	% Change
Net cash provided by operating activities	$333,023	$215,279	$117,744	54.7%
Net cash provided by (used in) investing activities	69,991	(556,589)	626,580	(112.6)%
Net cash provided by (used in) financing activities	(391,565)	178,960	(570,525)	(318.8)%

	June 30,	December 31,
	2023	2022	$ Change	% Change
Cash and cash equivalents	$114,433	$102,984	$11,449	11.1%
Marketable securities	747,916	944,231	(196,315)	(20.8)%
Total	$862,349	$1,047,215	$(184,866)	(17.7)%

Cash Flows provided by Operating Activities

Our cash flows provided by operating activities was $333.0 million for the six months ended June 30, 2023, compared to $215.3 million for the six months ended June 30, 2022. Our operating cash flows are typically impacted by various factors including our net income, adjusted for non-cash expenses and gains such as depreciation expense, stock-based compensation expense and gains or losses on the disposal of assets; and timing of cash payments and cash receipts attributed to our various current asset and liability accounts, such as accounts receivable, inventory, accounts payable, accrued liabilities, deferred revenue and unbilled revenue.

The increase in our cash flow from operations for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, was primarily due to the timing of cash payments on our current liability accounts and cash received in excess of revenue recognized for the six months ended June 30, 2023, compared to the six months ended June 30, 2022.

Cash Flows provided by (used in) Investing Activities

Our cash flows provided by investing activities was $70.0 million for the six months ended June 30, 2023, compared to cash flows used in investing activities of $556.6 million for the six months ended June 30, 2022. Our investing cash flows are typically impacted by various factors including our capital expenditures, such as the acquisition of aircraft and spare engines; deposit payments and refunds of previously made deposits on new aircraft; purchase and sales of marketable securities; proceeds from the sale of assets; and timing of cash payments and cash receipts attributed to our various long-term asset and long-term liability accounts.

For the six months ended June 30, 2023, cash provided by the sale of marketable securities, net of purchases of marketable securities, was $199.3 million, an increase of $477.9 million from cash used for the purchase of marketable securities, net of sales of marketable securities of $278.6 million, for the six months ended June 30, 2022. Cash used for aircraft deposits decreased $37.1 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, based on the timing of new aircraft orders and deliveries. Additionally, cash used for the acquisition of property and equipment, net of aircraft deposits applied towards acquired aircraft, decreased $106.2 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, primarily due to the purchase of twelve new E175 aircraft during the six months ended June 30, 2022.

Cash Flows provided by (used in) Financing Activities

Our cash flows used in financing activities was $391.6 million for the six months ended June 30, 2023, compared to cash provided by financing activities of $179.0 million for the six months ended June 30, 2022. Our financing cash flows are typically impacted by various factors including proceeds from issuance of debt, principal payments on debt obligations, repurchases of our common stock and payment of cash dividends.

The $570.5 million increase in cash used for financing activities for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, was primarily due to a decrease of $351.8 million in proceeds from the issuance of long-term debt, an increase of $24.2 million in principal payments on long-term debt and $196.0 million of cash used to purchase treasury stock during the six months ended June 30, 2023.

Significant Commitments and Obligations

General

See Note 7, "Leases, Commitments and Contingencies," to the condensed consolidated financial statements for our commitments and obligations for each of the next five years and thereafter.

Purchase Commitments and Options

As of June 30, 2023, we had a firm purchase commitment for four new E175 aircraft from Embraer with delivery dates anticipated into 2025.

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

Aircraft Lease and Facility Obligations

We also have significant long-term lease obligations, primarily relating to our maintenance and other facilities. Excluding aircraft financed by our major airline partners that we operate for them under contract, we had 11 aircraft under lease with remaining terms ranging from one year to seven years as of June 30, 2023. Future minimum lease payments due under all long-term operating leases were approximately $129.5 million at June 30, 2023. Assuming a 6.1% discount rate, which is the average incremental borrowing rate we anticipate we would have incurred on debt obtained over a similar term to acquire these assets, the present value of these lease obligations would have been equal to approximately $92.6 million at June 30, 2023.

Long-term Debt Obligations

As of June 30, 2023, we had $3.2 billion of long-term debt, which consisted of $3.0 billion of debt used to finance aircraft and spare engines and $200.6 million of unsecured debt payable to U.S. Department of the Treasury. The average effective interest rate on our debt was approximately 4.1% at June 30, 2023.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

In the past, we have not experienced sustained material difficulties with fuel availability, and we currently expect to be able to obtain fuel at prevailing prices in quantities sufficient to meet our future needs. Pursuant to our contract flying arrangements, United, Delta, American and Alaska have agreed to bear the economic risk of fuel price fluctuations on our contracted flights. We bear the economic risk of fuel price fluctuations on our prorate operations. For the six months ended June 30, 2023, approximately 11.7% of our total flying agreements revenue was derived from prorate agreements. For the six months ended June 30, 2023, the average price per gallon of aircraft fuel was $3.65. For illustrative purposes only, we have estimated the impact of the market risk of fuel price fluctuations on our prorate operations using a hypothetical increase of 25% in the price per gallon we purchase. Based on this hypothetical assumption, we would have incurred an additional $9.8 million in fuel expense for the six months ended June 30, 2023.

Interest Rates

As of June 30, 2023, our long-term debt had fixed interest rates. We currently intend to finance the acquisition of aircraft through manufacturer financing or long-term borrowings. Changes in interest rates may impact our actual cost to acquire future aircraft. To the extent we place new aircraft in service under our capacity purchase agreements with United, Delta, American, Alaska or other carriers, our capacity purchase agreements currently provide that reimbursement rates will be adjusted to reflect the interest rates effective at the closing of the respective aircraft financing. A hypothetical 50 basis point change in market interest rates would not have a material effect on our financial results.

Labor and Inflation Risk

The global economy has experienced, and continues to experience high rates of inflation. We cannot predict how long these inflationary pressures will continue, or how they may change over time, but we expect to see continued impacts on the global economy and our Company.

As a result, our costs have become, and we expect they will continue to be, subject to significant inflationary pressures, and we may not be able to fully offset such higher costs through price increases under our capacity purchase agreements. Salaries, wages and benefits expense represented 47.3% of our total operating expense for the six months ended June 30, 2023. For illustrative purposes, a hypothetical increase of 25% to our salaries, wages and benefits during the six months ended June 30, 2023, would have increased our operating expenses by approximately $164.4 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2023, those controls and procedures were effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

During the six months ended June 30, 2023, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities. As of June 30, 2023, our management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on our financial position, liquidity or results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has adopted stock repurchase programs which authorize us to repurchase shares of our common stock in the public market or in private transactions, from time to time, at prevailing prices. Our stock repurchase programs were authorized in February 2019 for the repurchase of up to $250.0 million of our common stock and in May 2023 for the repurchase of up to $250.0 million of our common stock. The following table summarizes the repurchases under our stock purchase programs during the three months ended June 30, 2023:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in Thousands)
April 1, 2023 - April 30, 2023	1,273,112	$23.56	1,273,112	$9,590
May 1, 2023 - May 31, 2023	1,248,510	$28.03	1,248,510	$215,000
June 1, 2023 - June 30, 2023	813,062	$35.76	813,062	$185,922
Total	3,334,684	$28.21	3,334,684	$185,922
(1)	In February 2019, our Board of Directors authorized a stock purchase program to repurchase up to $250.0 million of our common stock. Purchases are made at management’s discretion based on market conditions and financial resources. As of April 30, 2023, we had repurchased 6,340,256 shares of our common stock for $240.4 million under the February 2019 authorization. In May 2023, our Board of Directors approved a new share repurchase program, which superseded our prior repurchase program and authorized us to repurchase up to $250.0 million of our common stock. As of June 30, 2023, we had repurchased 2,061,572 shares of our common stock for $64.1 million under the May 2023 authorization.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer
32.2	Certification of Chief Financial Officer
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, to be signed on its behalf by the undersigned, thereunto duly authorized, on August 3, 2023.

SKYWEST, INC.

By	/s/ Robert J. Simmons
Robert J. Simmons
Chief Financial Officer