Form 10-Q
period 2023-09-30
SKYWEST INC
filed 2023-10-27
CIK 793733

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 20, 2023
Common stock, no par value	40,943,682

SKYWEST, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

ASSETS

	September 30,	December 31,
	2023	2022
CURRENT ASSETS:
Cash and cash equivalents	$125,330	$102,984
Marketable securities	694,171	944,231
Receivables, net	118,844	100,523
Inventories, net	127,129	123,209
Other current assets	96,522	100,334
Total current assets	1,161,996	1,371,281

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	8,254,591	8,143,614
Deposits on aircraft	79,459	23,931
Buildings and ground equipment	285,924	265,019
Total property and equipment, gross	8,619,974	8,432,564
Less-accumulated depreciation and amortization	(3,121,549)	(2,884,084)
Total property and equipment, net	5,498,425	5,548,480

OTHER ASSETS:
Operating lease right-of-use assets	85,746	151,928
Long-term receivables and other assets	312,951	342,864
Total other assets	398,697	494,792
Total assets	$7,059,118	$7,414,553

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2023	2022
CURRENT LIABILITIES:
Current maturities of long-term debt	$443,186	$438,502
Accounts payable	486,731	422,001
Accrued salaries, wages and benefits	189,510	186,285
Current maturities of operating lease liabilities	19,225	71,726
Taxes other than income taxes	24,736	20,480
Other current liabilities	42,282	33,549
Total current liabilities	1,205,670	1,172,543

LONG-TERM DEBT, net of current maturities	2,633,707	2,941,772

DEFERRED INCOME TAXES PAYABLE	681,575	687,060

NONCURRENT OPERATING LEASE LIABILITIES	66,520	88,622

OTHER LONG-TERM LIABILITIES	334,948	176,925

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 82,840,372 and 82,592,830 shares issued as of September 30, 2023, and December 31, 2022, respectively	750,133	734,426
Retained earnings	2,253,695	2,236,869
Treasury stock, at cost, 41,619,716 and 31,994,416 shares as of September 30, 2023, and December 31, 2022, respectively	(866,946)	(619,862)
Accumulated other comprehensive loss	(184)	(3,802)
Total stockholders’ equity	2,136,698	2,347,631
Total liabilities and stockholders’ equity	$7,059,118	$7,414,553

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(Dollars and Shares in Thousands, Except per Share Amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
OPERATING REVENUES:
Flying agreements	$741,898	$763,514	$2,106,130	$2,245,351
Lease, airport services and other	24,273	25,929	77,515	78,329
Total operating revenues	766,171	789,443	2,183,645	2,323,680
OPERATING EXPENSES:
Salaries, wages and benefits	333,017	307,727	990,659	896,347
Aircraft maintenance, materials and repairs	178,465	183,182	483,182	506,478
Depreciation and amortization	96,560	97,433	287,878	297,427
Aircraft fuel	23,330	28,179	62,573	85,089
Airport-related expenses	18,398	17,501	53,648	54,196
Aircraft rentals	2,099	16,089	24,055	48,109
Other operating expenses	65,011	63,756	205,203	219,808
Total operating expenses	716,880	713,867	2,107,198	2,107,454
OPERATING INCOME	49,291	75,576	76,447	216,226
OTHER INCOME (EXPENSE):
Interest income	11,234	6,348	31,761	9,332
Interest expense	(32,543)	(33,283)	(99,881)	(92,308)
Other income (loss), net	(3,631)	8,112	7,544	21,011
Total other expense, net	(24,940)	(18,823)	(60,576)	(61,965)
INCOME BEFORE INCOME TAXES	24,351	56,753	15,871	154,261
PROVISION (BENEFIT) FOR INCOME TAXES	873	8,381	(955)	34,204
NET INCOME	$23,478	$48,372	$16,826	$120,057

BASIC EARNINGS PER SHARE	$0.56	$0.96	$0.37	$2.38
DILUTED EARNINGS PER SHARE	$0.55	$0.96	$0.37	$2.37
Weighted average common shares:
Basic	41,826	50,593	45,018	50,531
Diluted	42,580	50,636	45,540	50,636

COMPREHENSIVE INCOME:
Net income	$23,478	$48,372	$16,826	$120,057
Net unrealized appreciation (depreciation) on marketable securities, net of taxes	624	(2,624)	3,618	(4,569)
TOTAL COMPREHENSIVE INCOME	$24,102	$45,748	$20,444	$115,488

See accompanying notes to condensed consolidated financial statements

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

(UNAUDITED)

(In Thousands)

						Accumulated
						Other
	Common Stock		Retained	Treasury Stock		Comprehensive
	Shares	Amount	Earnings	Shares	Amount	Loss	Total
Balance at December 31, 2022	82,593	$734,426	$2,236,869	(31,994)	$(619,862)	$(3,802)	$2,347,631
Net loss	—	—	(22,071)	—	—	—	(22,071)
Exercise of common stock options and vested employee stock awards	130	57	—	—	—	—	57
Employee income tax paid on vested equity awards	—	—	—	(32)	(585)	—	(585)
Sale of common stock under employee stock purchase plan	78	1,218	—	—	—	—	1,218
Stock based compensation expense	—	4,329	—	—	—	—	4,329
Treasury stock purchases	—	—	—	(5,067)	(100,001)	—	(100,001)
Net unrealized appreciation on marketable securities, net of tax of $476	—	—	—	—	—	1,480	1,480
Balance at March 31, 2023	82,801	$740,030	$2,214,798	(37,093)	$(720,448)	$(2,322)	$2,232,058
Net income	—	—	15,419	—	—	—	15,419
Stock based compensation expense	—	4,246	—	—	—	—	4,246
Treasury stock purchases	—	—	—	(3,335)	(95,998)	—	(95,998)
Net unrealized appreciation on marketable securities, net of tax of $488	—	—	—	—	—	1,514	1,514
Balance at June 30, 2023	82,801	$744,276	$2,230,217	(40,428)	$(816,446)	$(808)	$2,157,239
Net income	—	—	23,478	—	—	—	23,478
Sale of common stock under employee stock purchase plan	39	1,536	—	—	—	—	1,536
Stock based compensation expense	—	4,321	—	—	—	—	4,321
Treasury stock purchases	—	—	—	(1,192)	(50,500)	—	(50,500)
Net unrealized appreciation on marketable securities, net of tax of $201	—	—	—	—	—	624	624
Balance at September 30, 2023	82,840	$750,133	$2,253,695	(41,620)	$(866,946)	$(184)	$2,136,698

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

SKYWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands)

	Nine months ended
	September 30,
	2023	2022
NET CASH PROVIDED BY OPERATING ACTIVITIES	$511,907	$343,535

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(982,331)	(1,758,125)
Sales of marketable securities	1,236,009	1,390,198
Acquisition of property and equipment:
Aircraft and rotable spare parts	(151,600)	(522,683)
Buildings and ground equipment	(13,978)	(11,365)
Proceeds from the sale of property and equipment	6,574	8,494
Deposits on aircraft	(55,528)	(37,100)
Aircraft deposits applied towards acquired aircraft	—	115,085
Decrease (increase) in other assets	21,857	(49,073)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	61,003	(864,569)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	25,000	601,389
Principal payments on long-term debt	(331,183)	(299,785)
Payment of debt issuance cost	(108)	(1,949)
Net proceeds from issuance of common stock	2,811	2,958
Employee income tax paid on vested equity awards	(585)	(1,150)
Purchase of treasury stock	(246,499)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(550,564)	301,463

Increase (decrease) in cash and cash equivalents	22,346	(219,571)
Cash and cash equivalents at beginning of period	102,984	258,421
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$125,330	$38,850

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Acquisition of property and equipment	$16,614	$15,801
Derecognition of right of use assets	$(39,247)	$—
Derecognition of operating lease liabilities	$39,247	$—
Cash paid during the period for:
Interest, net of capitalized amounts	$98,196	$92,230
Income taxes	$9,184	$356

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated financial statements of SkyWest, Inc. (“SkyWest” or the “Company”), its operating subsidiary SkyWest Airlines, Inc. (“SkyWest Airlines”), its leasing subsidiary SkyWest Leasing, Inc. (“SkyWest Leasing”) and its charter service subsidiary SkyWest Charter, LLC (“SWC”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company formed SWC in 2022, with the intent to offer on-demand charter service and public charter service to underserved communities in the United States. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Due in part to the uncertain rate of recovery from workforce shortages, in addition to other factors, the results of operations for the three and nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

(2) Flying Agreements Revenue and Lease, Airport Services and Other Revenues

The Company recognizes revenue under its flying agreements and airport services and other service agreements when the service is provided under the applicable agreement. The Company recognizes revenue under its lease agreements ratably over the applicable lease term. Under the Company’s fixed-fee arrangements (referred to as “capacity purchase” agreements) with United Airlines, Inc. (“United”), Delta Air Lines, Inc. (“Delta”), American Airlines, Inc. (“American”) and Alaska Airlines, Inc. (“Alaska”) (each, a “major airline partner”), the major airline partner generally pays the Company a fixed-fee for each departure, flight hour (measured from takeoff to landing, excluding taxi time) or block hour (measured from takeoff to landing, including taxi time) incurred, and an amount per aircraft in service each month with additional incentives based on flight completion and on-time performance. The major airline partner also directly pays for or reimburses the Company for certain direct expenses incurred under the capacity purchase agreement, such as fuel, airport landing fees and airport rents. Under the capacity purchase agreements, the Company’s performance obligation is met when each flight is completed, measured in completed block hours, and is reflected in flying agreements revenue. The transaction price for the capacity purchase agreements is determined from the fixed-fee consideration, incentive consideration and directly reimbursed expenses earned as flights are completed over the agreement term. For the nine months ended September 30, 2023 and 2022, capacity purchase agreements represented approximately 87.2% and 88.0% of the Company’s flying agreements revenue, respectively.

Under the Company’s prorate arrangements (also referred to as “prorate” or “revenue-sharing” agreements), the major airline partner and the Company negotiate a passenger fare proration formula, pursuant to which the Company receives a percentage of the ticket revenues for those passengers traveling for one portion of their trip on a Company airline and the other portion of their trip on the major airline partner. Under the Company’s prorate flying agreements, the performance obligation is met and revenue is recognized when each flight is completed based upon the portion of the prorate passenger fare the Company determines that it will receive for each completed flight. The transaction price for the prorate agreements is determined from the proration formula derived from each passenger ticket amount on each completed flight over the agreement term. Certain routes under the Company’s prorate arrangements are subsidized by the U.S. Department of Transportation under the Essential Air Service (“EAS”) program, a program created to ensure small communities in the United States maintain a minimum level of scheduled air service. The EAS contracts are generally two years in duration and the Company recognizes EAS revenue on a per-completed-flight basis pursuant to the terms of each contract. For the nine months ended September 30, 2023 and 2022, prorate flying agreements represented approximately 12.8% and 12.0% of the Company’s flying agreements revenue, respectively.

The following table represents the Company’s flying agreements revenue by type for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Capacity purchase agreements flight operations revenue (non-lease component)	$511,929	$534,781	$1,479,987	$1,589,128
Capacity purchase agreements fixed aircraft lease revenue	73,794	133,989	222,316	387,576
Capacity purchase agreements variable aircraft lease revenue	46,495	—	134,584	—
Prorate agreements revenue	109,680	94,744	269,243	268,647
Flying agreements revenue	$741,898	$763,514	$2,106,130	$2,245,351

The Company allocates the total consideration received under its capacity purchase agreements between lease and non-lease components based on stand-alone selling prices. A portion of the Company’s compensation under its capacity purchase agreements is designed to reimburse the Company for certain aircraft ownership costs. The consideration for aircraft ownership costs varies by agreement but is intended to cover either the Company’s aircraft principal and interest debt service costs, its aircraft depreciation and interest expense or its aircraft lease expense costs while the aircraft is under contract. The consideration received for the use of the aircraft under the Company’s capacity purchase agreements is accounted for as lease revenue, inasmuch as the agreements identify the “right of use” of a specific type and number of aircraft over a stated period of time. The lease revenue associated with the Company’s capacity purchase agreements is accounted for as an operating lease and is reflected as flying agreements revenue on the Company’s consolidated statements of comprehensive income. During the three months ended December 31, 2022, the Company amended certain of its capacity purchase agreements resulting in a portion of the Company’s aircraft lease revenue becoming variable beginning in the fourth quarter of 2022. Additionally, as a result of these capacity purchase agreement amendments executed in 2022, during the nine months ended September 30, 2023, the Company deferred recognizing lease revenue on $59.3 million of the allocated fixed monthly lease payments received during the nine months ended September 30, 2023, under the straight-line method. The Company has not separately stated aircraft rental income and aircraft rental expense in the consolidated statement of comprehensive income because the use of the aircraft is not a separate activity of the total service provided under the capacity purchase agreements.

A portion of the Company’s compensation under its capacity purchase agreements relates to operating the aircraft, identified as the non-lease component of the capacity purchase agreement. The Company recognizes revenue attributed to the non-lease component received as fixed-fees for each departure, flight hour or block hour on an as-completed basis for each reporting period. The Company recognizes revenue attributed to the non-lease component received as fixed monthly payments per aircraft proportionate to the number of block hours completed during each reporting period, relative to the estimated number of block hours the Company anticipates completing over the remaining contract term. Accordingly, the Company’s revenue recognition will likely vary from the timing of cash receipts under the Company’s capacity purchase agreements. The Company refers to cash received under its capacity purchase agreements prior to recognizing revenue as “deferred revenue,” and the Company refers to revenue recognized prior to billing its major airline partners under its capacity purchase agreements as “unbilled revenue” for each reporting period. During the nine months ended September 30, 2023, the Company deferred recognizing revenue on $111.9 million of fixed monthly payments under certain agreements and decreased unbilled revenue by $8.7 million under certain other agreements, compared to recognizing $25.8 million of previously deferred revenue and $14.4 million of unbilled revenue during the nine months ended September 30, 2022.

The Company’s total deferred revenue balance as of September 30, 2023 was $315.9 million, including $10.0 million in other current liabilities and $305.9 million in other long-term liabilities. The Company’s unbilled revenue balance was $11.2 million as of September 30, 2023, including $3.4 million in other current assets and $7.8 million in other long-term assets. The Company’s deferred revenue balance was $144.7 million as of December 31, 2022, including $5.2 million in other current liabilities and $139.5 million in other long-term liabilities. The Company’s unbilled revenue balance was $19.9 million as of December 31, 2022, including $9.9 million in other current assets and $10.0 million in other long-term assets.

The Company’s capacity purchase and prorate agreements include weekly provisional cash payments from the respective major airline partner based on a projected level of flying each month. The Company and each major airline partner subsequently reconcile these payments to the actual completed flight activity on a monthly or quarterly basis.

As of September 30, 2023, the Company had 493 aircraft in scheduled service or under contract pursuant to code-share agreements. The following table summarizes the significant provisions of each code-share agreement the Company has with each major airline partner through SkyWest Airlines:

United Express Agreements
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
United Express Agreements (capacity purchase agreement)	• E175 • CRJ 700 • CRJ 200	90 19 70	• Individual aircraft have scheduled removal dates from 2024 to 2029
United Express Prorate Agreement (prorate agreement)	• CRJ 200	19*	• Terminable with 120-days’ notice
Total under United Express Agreements		198

Delta Connection Agreements
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
Delta Connection Agreement (capacity purchase agreement)	• E175 • CRJ 900 • CRJ 700	83 35 5	• Individual aircraft have scheduled removal dates from 2024 to 2033

Delta Connection Prorate Agreement (prorate agreement)	• CRJ 900 • CRJ 700 • CRJ 200	2* 4* 15*	•Terminable with 30-days’ notice
Total under Delta Connection Agreements		144

American Capacity Purchase Agreement
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
American Agreement (capacity purchase agreement)	• E175 • CRJ 700	20 89	• Individual aircraft have scheduled removal dates from 2024 to 2032
Total under American Agreement		109

Alaska Capacity Purchase Agreement
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
Alaska Agreement (capacity purchase agreement)	• E175	42	• Individual aircraft have scheduled removal dates from 2030 to 2034
*	The Company’s prorate agreements are based on specific routes, not a specific aircraft count. The number of aircraft listed above for each prorate agreement approximates the number of aircraft the Company uses to serve the prorate routes.

In addition to the contractual arrangements described above, as of September 30, 2023, SkyWest Airlines has a capacity purchase agreement with Delta to place a total of three additional E175 regional jet aircraft (“E175”) from Embraer, S.A. (“Embraer”) into service, with delivery dates currently scheduled in 2023 and 2024. SkyWest Airlines has a capacity purchase agreement with United to place 19 E175 aircraft into service with delivery dates currently scheduled in 2024, 2025 and 2026. SkyWest Airlines also has a capacity purchase agreement with Alaska to place one additional E175 aircraft into service with a delivery date currently scheduled for 2025. Final delivery and in-service dates for aircraft to be placed under contract may be adjusted based on various factors.

When an aircraft is scheduled to be removed from a capacity purchase arrangement, the Company may, as practical under the circumstances, negotiate an extension with the respective major airline partner, negotiate the placement of the aircraft with another major airline partner, return the aircraft to the major airline partner when the aircraft is leased from the major airline partner, place owned aircraft for sale or pursue other uses for the aircraft. Other uses for the aircraft may include placing the aircraft in a prorate agreement, leasing the aircraft to a third party or disassembling aircraft components such as the engines and parts to be used as spare inventory or to lease the engines to a third party.

Lease, airport services and other revenues primarily consist of revenue generated from aircraft and spare engines leased to third parties and airport customer services, such as gate and ramp agent services at applicable airports where the Company has agreements with third parties. The following table represents the Company’s lease, airport services and other revenues for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Operating lease revenue	$16,091	$15,928	$49,442	$48,933
Airport customer service and other revenue	8,182	10,001	28,073	29,396
Lease, airport services and other	$24,273	$25,929	$77,515	$78,329

The following table summarizes future minimum rental income under operating leases primarily related to leased aircraft and engines that had remaining non-cancelable lease terms as of September 30, 2023 (in thousands):

October 2023 through December 2023	$11,405
2024	45,535
2025	40,565
2026	34,998
2027	34,977
Thereafter	86,296
Total future minimum rental income under operating leases	$253,776

Of the Company’s $5.5 billion of net property and equipment as of September 30, 2023, $206.1 million of regional jet aircraft and spare engines were leased to third parties under operating leases. The Company’s mitigation strategy for the residual asset risks of these assets includes leasing aircraft and engine types that can be operated by the Company in the event of a default. Additionally, the operating leases typically have specified lease return condition requirements paid by the lessee to the Company and the Company typically maintains inspection rights under the leases.

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

Allowance for credit losses

The Company monitors publicly available credit ratings for entities for which the Company has a significant receivable balance. As of September 30, 2023, the Company had gross receivables of $136.3 million in current assets and gross receivables of $200.0 million in other long-term assets. The Company has established credit loss reserves based on publicly available historic default rates issued by a third party for companies with similar credit ratings, factoring in the term of the respective accounts receivable or notes receivable. During the nine months ended September 30, 2023, the Company wrote-off a $3.6 million receivable that was fully reserved as of December 31, 2022. There were no other significant changes in the outstanding accounts receivable, notes receivable or credit ratings of the entities.

The following table summarizes the changes in allowance for credit losses:

Allowance for Credit Losses
Balance at December 31, 2022	$37,385
Adjustments to credit loss reserves	(1,789)
Write-offs charged against allowance	(3,570)
Balance at September 30, 2023	$32,026

(3) Stock-Based Compensation

During the nine months ended September 30, 2023, the Company granted 125,780 restricted stock units and 391,810 performance shares to certain employees of the Company under the SkyWest, Inc. 2019 Long-Term Incentive Plan. Both the restricted stock units and performance shares have a three-year vesting period, during which the recipient must remain employed with the Company. The number of performance shares awardable from the 2023 grants can range from 0% to 250% of the original amount granted depending on the Company’s performance over three one-year measurement periods against the pre-established targets. Upon vesting, each restricted stock unit and performance share will be replaced with one share of common stock. The weighted average fair value of these restricted stock units and performance shares on their date of grant was $18.65 per share. During the nine months ended September 30, 2023, the Company did not grant any options to purchase shares of common stock to employees. Additionally, during the nine months ended September 30, 2023, the Company granted 37,534 fully vested shares of common stock to the Company’s directors at a grant date fair value of $18.65.

The Company accounts for forfeitures of restricted stock units and performance shares when forfeitures occur. The estimated fair value of the restricted stock units and performance shares is amortized over the applicable vesting periods. Stock-based compensation expense for the performance shares is based on the Company’s anticipated outcome of achieving the performance metrics. During the nine months ended September 30, 2023 and 2022, the Company recorded pre-tax stock-based compensation expense of $12.9 million and $11.1 million, respectively.

(4) Stock Repurchase

The Company’s Board of Directors has adopted stock repurchase programs in both February 2019 and May 2023, which authorize the Company to repurchase shares of the Company’s common stock in the public market or in private transactions, from time to time, at prevailing prices. The Company’s February 2019 stock repurchase program authorized the repurchase of up to $250.0 million of the Company’s common stock. In May 2023, the Company’s Board of Directors authorized the repurchase of up to $250.0 million of the Company’s common stock, superseding the February 2019 authorization. At September 30, 2023, $135.9 million remains available under the May 2023 authorization.

During the nine months ended September 30, 2023, the Company repurchased 9.6 million shares of common stock for $244.1 million at a weighted average price per share of $25.44. The Company also recorded $2.4 million of excise tax related to the stock repurchases as Treasury Stock in the Company’s Stockholders Equity for the nine months ended September 30, 2023. The Company did not have any stock repurchases during the nine months ended September 30, 2022.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
PSP1 and Treasury Loan Warrants (1)	—	582	194	388
PSP2 Warrants (2)	—	125	83	125
PSP3 Warrants (3)	78	78	78	78
Employee Stock Awards	—	308	20	124
Total antidilutive securities	78	1,093	375	715
(1)	Pursuant to the payroll support program established under the Coronavirus Aid, Relief, and Economic Security (CARES) Act (“PSP1”) and Loan and Guarantee Agreement with the U.S. Department of the Treasury (“U.S. Treasury”), SkyWest issued to U.S. Treasury warrants to purchase shares of SkyWest common stock for an exercise price of $28.38 per share.
(2)	Pursuant to the payroll support program established under the Consolidated Appropriations Act, 2021 (“PSP2”), SkyWest issued to U.S. Treasury warrants to purchase shares of SkyWest common stock for an exercise price of $40.41 per share.
(3)	Pursuant to the payroll support program established under the American Rescue Plan Act of 2021 (“PSP3”), SkyWest issued to U.S. Treasury warrants to purchase shares of SkyWest common stock for an exercise price of $57.47 per share.

Additionally, during the nine months ended September 30, 2023 and 2022, 422,000 and 334,000 performance shares (at target performance) were excluded from the computation of Diluted EPS because the Company had not achieved the minimum target thresholds for the nine months ended September 30, 2023 and 2022, respectively.

The calculation of the weighted average number of shares of common stock outstanding for Basic EPS and Diluted EPS are as follows for the periods indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Numerator:
Net income	$23,478	$48,372	$16,826	$120,057
Denominator:
Basic earnings per share weighted average shares	41,826	50,593	45,018	50,531
Dilutive effect of employee stock awards and warrants	754	43	522	105
Diluted earnings per share weighted average shares	42,580	50,636	45,540	50,636

Basic earnings per share	$0.56	$0.96	$0.37	$2.38
Diluted earnings per share	$0.55	$0.96	$0.37	$2.37

(6) Segment Reporting

The Company’s two reporting segments consist of (1) the operations of SkyWest Airlines and SWC (collectively, “SkyWest Airlines and SWC”) and (2) SkyWest Leasing activities.

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

The following represents the Company’s segment data for the three-month periods ended September 30, 2023 and 2022 (in thousands):

	Three months ended September 30, 2023
	SkyWest Airlines	SkyWest
	and SWC	Leasing	Consolidated
Operating revenues (1)	$626,780	$139,391	$766,171
Operating expense	652,599	64,281	716,880
Depreciation and amortization expense	37,320	59,240	96,560
Interest expense	4,450	28,093	32,543
Segment profit (loss) (2)	(30,269)	47,017	16,748
Total assets (as of September 30, 2023)	2,557,850	4,501,268	7,059,118
Capital expenditures (including non-cash)	33,436	14,816	48,252

	Three months ended September 30, 2022
	SkyWest Airlines	SkyWest
	and SWC	Leasing	Consolidated
Operating revenues (1)	$651,494	$137,949	$789,443
Operating expense	649,466	64,401	713,867
Depreciation and amortization expense	43,787	53,646	97,433
Interest expense	4,067	29,216	33,283
Segment profit (loss) (2)	(2,039)	44,332	42,293
Total assets (as of September 30, 2022)	2,973,223	4,480,981	7,454,204
Capital expenditures (including non-cash)	12,419	208,667	221,086
(1)	Prorate revenue and airport customer service revenue are included in the SkyWest Airlines and SWC segment.
(2)	Segment profit (loss) is equal to operating income less interest expense.

The following represents the Company’s segment data for the nine-month periods ended September 30, 2023 and 2022 (in thousands):

	Nine months ended September 30, 2023
	SkyWest Airlines	SkyWest
	and SWC	Leasing	Consolidated
Operating revenues (1)	$1,781,429	$402,216	$2,183,645
Operating expense	1,910,481	196,717	2,107,198
Depreciation and amortization expense	113,544	174,334	287,878
Interest expense	13,207	86,674	99,881
Segment profit (loss) (2)	(142,259)	118,825	(23,434)
Total assets (as of September 30, 2023)	2,557,850	4,501,268	7,059,118
Capital expenditures (including non-cash)	80,156	102,036	182,192

	Nine months ended September 30, 2022
	SkyWest Airlines	SkyWest
	and SWC	Leasing	Consolidated
Operating revenues (1)	$1,918,746	$404,934	$2,323,680
Operating expense	1,906,739	200,715	2,107,454
Depreciation and amortization expense	136,463	160,964	297,427
Interest expense	8,506	83,802	92,308
Segment profit (2)	3,501	120,417	123,918
Total assets (as of September 30, 2022)	2,973,223	4,480,981	7,454,204
Capital expenditures (including non-cash)	65,125	484,724	549,849
(1)	Prorate revenue and airport customer service revenue are included in the SkyWest Airlines and SWC segment.
(2)	Segment profit (loss) is equal to operating income less interest expense.

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

Aircraft

During the nine months ended September 30, 2023, the Company acquired 35 CRJ aircraft under early lease buyout arrangements with the lessors for $142.4 million, which included three CRJ aircraft acquired during the three months ended September 30, 2023. The aircraft were in the Company’s operating fleet when the lease buyouts occurred. As of September 30, 2023, excluding aircraft financed by the Company’s major airline partners that the Company operates for them under contract, the Company leased eight aircraft under long-term lease agreements with remaining terms ranging from six to seven years.

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

Leases

As of September 30, 2023, the Company’s right-of-use assets were $85.7 million, the Company’s current maturities of operating lease liabilities were $19.2 million, and the Company’s noncurrent lease liabilities were $66.5 million. During the nine months ended September 30, 2023, the Company paid $26.2 million under operating leases reflected as a reduction from operating cash flows.

The table below presents lease related terms and discount rates as of September 30, 2023:

Weighted-average remaining lease term for operating leases	10 years
Weighted-average discount rate for operating leases	6.1%

The Company’s lease costs for the three and nine months ended September 30, 2023 and 2022 included the following components (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Operating lease cost	$7,959	$21,697	$40,764	$65,360
Variable and short-term lease cost	868	765	2,205	2,588
Sublease income	(1,350)	(1,845)	(4,051)	(5,492)
Total lease cost	$7,477	$20,617	$38,918	$62,456

As of September 30, 2023, the Company leased aircraft, airport facilities, office space and other property and equipment under non-cancelable operating leases, which are generally on a long-term, triple-net lease basis pursuant to which the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. The Company expects that, in the normal course of business, such operating leases that expire may be renewed or replaced by other leases, or the property may be purchased rather than leased. The following table summarizes future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms as of September 30, 2023 (in thousands):

October 2023 through December 2023	$5,044
2024	19,553
2025	16,240
2026	13,511
2027	12,316
Thereafter	54,367
Total future minimum operating lease payments	$121,031

As of September 30, 2023, the Company had a firm purchase commitment for 23 E175 aircraft from Embraer with anticipated delivery dates through 2026.

The following table summarizes the Company’s commitments and obligations as noted for each of the next five years and thereafter (in thousands):

	Total	Oct - Dec 2023	2024	2025	2026	2027	Thereafter
Operating lease payments for aircraft and facility obligations	$121,031	$5,044	$19,553	$16,240	$13,511	$12,316	$54,367
Firm aircraft and spare engine commitments	676,802	66,170	143,513	230,709	236,410	—	—
Interest commitments (1)	489,412	29,818	116,197	96,080	76,496	54,848	115,973
Principal maturities on long-term debt	3,102,315	116,693	444,128	529,014	507,787	461,378	1,043,315
Total commitments and obligations	$4,389,560	$217,725	$723,391	$872,043	$834,204	$528,542	$1,213,655
(1)	At September 30, 2023, the Company’s long-term debt had fixed interest rates.

Guarantees

In 2022, the Company agreed to guarantee $19.8 million of debt for a 14 CFR Part 135 air carrier. The debt is secured by the Part 135 air carrier’s aircraft and engines and has a five-year term. The purpose of the arrangement is to increase the potential number of commercial pilots in the Company’s hiring pipeline. In exchange for providing the guarantee, the Company received 6.5% of the guaranteed amount as consideration, payable in the estimated value of common stock of the Part 135 air carrier. During the three months ended September 30, 2023, the Company sold all of its shares of common stock of the Part 135 air carrier and recorded a gain of $0.5 million in “Other income (loss), net” on the Company’s consolidated statements of comprehensive income. The Company also recorded the estimated credit loss associated with the guarantee based on publicly available historical default rates issued by a third party for companies with similar credit ratings, factoring the collateral and guarantee term.

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

As of September 30, 2023, and December 31, 2022, the Company held certain assets that are required to be measured at fair value on a recurring basis. The Company’s assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of September 30, 2023
	Total	Level 1	Level 2	Level 3
Marketable Securities
Bonds and bond funds	$633,538	$—	$633,538	$—
Commercial paper	60,633	—	60,633	—
	$694,171	$—	$694,171	$—
Investments in Other Companies	18,465	4,380	—	14,085
Cash and Cash Equivalents	125,330	125,330	—	—
Total Assets Measured at Fair Value	$837,966	$129,710	$694,171	$14,085

	Fair Value Measurements as of December 31, 2022
	Total	Level 1	Level 2	Level 3
Marketable Securities
Bonds and bond funds	$624,254	$—	$624,254	$—
Commercial paper	319,977	—	319,977	—
	$944,231	$—	$944,231	$—
Investments in Other Companies	21,380	7,200	—	14,180
Cash and Cash Equivalents	102,984	102,984	—	—
Total Assets Measured at Fair Value	$1,068,595	$110,184	$944,231	$14,180

The Company’s “marketable securities” classified as Level 2 securities primarily utilize broker quotes in a non-active market for valuation of these securities. See Note 10 “Investments in Other Companies” regarding the Company’s investment in other companies, for the nine months ended September 30, 2023.

The Company did not make any significant transfers of securities between Level 1, Level 2 and Level 3 during the nine months ended September 30, 2023. The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

As of September 30, 2023, and December 31, 2022, the Company classified $694.2 million and $944.2 million of marketable securities, respectively, as short-term because it had the intent to maintain a liquid portfolio and the ability to redeem the securities within one year. As of September 30, 2023, and December 31, 2022, the cost of the Company’s marketable securities was $694.4 million and $949.3 million, respectively.

As of September 30, 2023, the Company had $56.7 million in held-for-sale assets included in “Other current assets” on the Company’s consolidated balance sheet related to 14 CRJ700 aircraft. The fair values were based upon observable and unobservable inputs, including a third-party valuation, market trends and conditions of the airframes and engines, considered Level 3 within the fair value hierarchy. The assumptions used to determine the fair value of the assets held for sale are subject to inherent uncertainty and could produce a wide range of outcomes, which the Company will continue to monitor in future periods as new information becomes available. The Company did not record a gain or loss associated with its assets held for sale during the nine months ended September 30, 2023.

(9) Long-term Debt

Long-term debt consisted of the following as of September 30, 2023, and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Current portion of long-term debt	$446,924	$442,360
Current portion of unamortized debt issue cost, net	(3,738)	(3,858)
Current portion of long-term debt, net of debt issue costs	$443,186	$438,502

Long-term debt, net of current maturities	$2,655,391	$2,966,951
Long-term portion of unamortized debt issue cost, net	(21,684)	(25,179)
Long-term debt, net of current maturities and debt issue costs	$2,633,707	$2,941,772

Total long-term debt (including current portion)	$3,102,315	$3,409,311
Total unamortized debt issue cost, net	(25,422)	(29,037)
Total long-term debt, net of debt issue costs	$3,076,893	$3,380,274

As of September 30, 2023, the Company had $3.1 billion of total long-term debt, which consisted of $2.9 billion of debt used to finance aircraft and spare engines and $200.6 million of unsecured debt payable to U.S. Treasury. The average effective interest rate on the Company’s debt was approximately 4.1% at September 30, 2023.

During nine months ended September 30, 2023, the Company executed a promissory note for $25.0 million. The promissory note has an eight-year term, is due in monthly installments, has a fixed annual interest rate of 5.6% and is secured by spare engines.

As of September 30, 2023 and December 31, 2022, the Company had $50.8 million and $59.2 million, respectively, in letters of credit and surety bonds outstanding with various banks and surety institutions.

As of September 30, 2023, SkyWest Airlines had a $100.0 million line of credit. The line of credit includes minimum liquidity and profitability covenants and is secured by certain assets. As of September 30, 2023, SkyWest Airlines had no amounts outstanding under the facility. However, at September 30, 2023, SkyWest Airlines had $29.9 million in letters of credit issued under the facility, which reduced the amount available under the facility to $70.1 million. The line of credit expires March 25, 2025 and has a variable interest rate of 3.5% plus the one month SOFR rate.

The Company’s debt agreements are not traded on an active market and are recorded at carrying value on the Company’s consolidated balance sheet. The fair value of the Company’s long-term debt is estimated based on current rates offered to the Company for similar debt. Debt is primarily classified as Level 2 within the fair value hierarchy. The carrying value and fair value of the Company’s long-term debt as of September 30, 2023 and December 31, 2022, were as follows (in thousands):

	September 30, 2023	December 31, 2022
Carrying value	$3,102,315	$3,409,311
Fair value	$2,940,851	$3,264,704

(10) Investments in Other Companies

Equity Method Investment

During 2019, the Company created a joint venture with Regional One, Inc. and, as of September 30, 2023, has invested a total of $26.6 million for an ownership interest in Aero Engines, LLC. (“Aero Engines”). The primary purpose of Aero Engines is to lease engines to third parties. The Company accounts for its investment in Aero Engines under the equity method. The Company’s exposure in its investment in Aero Engines primarily consists of the Company’s portion of income or loss from Aero Engines’ engine lease agreements with third parties and the Company’s ownership percentage in Aero Engines’ engines book value. Aero Engines had no debt outstanding as of September 30, 2023. As of

September 30, 2023, the Company’s investment balance in Aero Engines was $25.0 million and has been recorded in “Other Assets” on the Company’s consolidated balance sheet. The Company’s portion of income generated by Aero Engines for the nine months ended September 30, 2023, was $0.1 million, which is recorded in “Other income (loss), net” on the Company’s consolidated statements of comprehensive income.

Fair Value Method Investments

In 2021, the Company entered into a strategic partnership with Eve UAM, LLC (“Eve UAM”), to develop a network of deployment for Eve UAM’s electric vertical takeoff and landing (eVTOL) aircraft.

In 2022, the Company acquired 1,000,000 shares of common stock of Eve Holding, Inc. (“Eve”) and a warrant giving the Company the right to acquire 1,500,000 shares of common stock of Eve at an exercise price of $0.01 per share. The Company also received a put option from an Eve shareholder for the 1,000,000 shares of common stock of Eve payable in aircraft parts credits. The intent of the put option is to reduce the Company’s investment risk in Eve, and the put option expires in December 2031. The Company is restricted from selling the shares underlying the warrant until May 2025, and the warrant expires in May 2032. The Company acquired the shares of common stock, warrant and put option (collectively the “Eve Investments”) for $10.0 million. The Company evaluated the Eve Investments under Accounting Standard Codification (“ASC”) Topic 321, “Investments – Equity Securities” and ASC Topic 815, “Derivatives and Hedging,” and recorded the Eve Investments based on their pro rata share of the consideration paid using the fair value of the Eve Investments on the acquisition date, with subsequent changes in the fair value reported in earnings. During the three months ended September 30, 2023, the Company sold 471,654 shares of common stock of Eve, which concurrently forfeited the number of shares subject to the put option from the Eve shareholder by 471,654 shares. The Company’s sale of the Eve shares, net of the forfeited put options, resulted in a realized gain of $1.7 million and was included in “Other income (loss), net” on the Company’s consolidated statements of comprehensive income for the three months ended September 30, 2023.

The shares of common stock of Eve are classified as Level 1 within the fair value hierarchy as Eve stock is actively traded on the New York Stock Exchange, and the value is determined using quoted market prices for the equity security. The warrant and put option are classified as Level 3 within the fair value hierarchy (“Eve Level 3 Investments”), and the Company used the Black Scholes Option Pricing Model to determine the estimated fair market value of the Eve Level 3 Investments, including an expected volatility of 50%, which is a significant unobservable input that was derived from historical volatility of comparable companies.

The table below shows the reconciliation of the Eve Level 3 Investments (in thousands):

Eve Level 3 Investments:
Balance at December 31, 2022	$14,180
Purchases	—
Realized loss on forfeiture of put options	(649)
Unrealized gains	554
Balance at September 30, 2023	$14,085

The Company recognized unrealized losses of $0.6 million in “Other income (loss), net” on the Company’s consolidated statements of comprehensive income for the nine months ended September 30, 2023, related to the Eve Investments. As of September 30, 2023, the fair value of the Eve Investments was $18.5 million and was recorded in “Other Assets” on the Company’s consolidated balance sheet.

(11) Income Taxes

The Company’s effective tax rate for the nine months ended September 30, 2023 was (6.0)%. The Company’s effective tax rate for the nine months ended September 30, 2023 varied from the federal statutory rate of 21.0% primarily due to a benefit from the release of $7.6 million of a previously recorded uncertain tax position liability and a benefit from a partial release of the valuation allowance on state net operating losses anticipated to be utilized prior to expiration. These benefits were partially offset by the provision for state income taxes, the impact of non-deductible expenses and a discrete tax expense on employee equity transactions that occurred during the nine months ended September 30, 2023.

The Company’s effective tax rate for the nine months ended September 30, 2022 was 22.2%. The Company’s effective tax rate for the nine months ended September 30, 2022 varied from the federal statutory rate of 21.0% primarily due to a benefit from the release of $7.4 million of a previously recorded uncertain tax position liability with the benefit partially offset by the provision for state income taxes, the impact of non-deductible expenses and the recording of a valuation allowance on state net operating losses anticipated to expire prior to utilization.

(12) Legal Matters

The Company is subject to certain legal actions which it considers routine to its business activities. As of September 30, 2023, the Company’s management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents factors that had a material effect on the results of operations of SkyWest, Inc. (“SkyWest” “we” or “us”) during the three- and nine-month periods ended September 30, 2023 and 2022. Also discussed is our financial condition as of September 30, 2023, and December 31, 2022. You should read this discussion in conjunction with our condensed consolidated financial statements for the three and nine months ended September 30, 2023, including the notes thereto, appearing elsewhere in this Report. This discussion and analysis contains forward-looking statements. Please refer to the section of this Report entitled “Cautionary Statement Concerning Forward-Looking Statements” for discussion of uncertainties, risks and assumptions associated with these statements.

Cautionary Statement Concerning Forward-Looking Statements

Certain of the statements contained in this Report should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” “hope,” “likely,” and “continue” and similar terms used in connection with statements regarding our outlook, anticipated operations, the revenue environment, our contractual relationships, and our anticipated financial performance. These statements include, but are not limited to, statements about the continued demand for our product, recovery from the COVID-19 pandemic, economic conditions and the captain shortage on SkyWest’s business, financial condition and results of operations, the scheduled aircraft deliveries for SkyWest in upcoming periods and the related execution of SkyWest’s fleet transition strategy and expected timing thereof, expected production levels in future periods and associated staffing challenges, pilot attrition trends, SkyWest’s coordination with United Airlines, Inc. (“United”), Delta Air Lines, Inc. (“Delta”), American Airlines, Inc. (“American”) and Alaska Airlines, Inc. (“Alaska”) (each, a “major airline partner” and together, “major airline partners”) to optimize the delivery of aircraft under previously announced agreements, the expected terms, timing and benefits related to SkyWest’s leasing and joint venture transactions, SkyWest’s plans to operate public charter service to underserved communities in the United States and the expected timing thereof, as well as SkyWest’s future financial and operating results, plans, objectives, expectations, estimates, intentions and outlook, and other statements that are not historical facts. All forward-looking statements included in this Report are made as of the date hereof and are based on information available to SkyWest as of such date. SkyWest assumes no obligation to update any forward-looking statements unless required by law. Readers should note that many factors could affect the future operating and financial results of SkyWest and could cause actual results to vary materially from those expressed in forward-looking statements set forth in this Report. These factors include, but are not limited to, uncertainty regarding recovery from the COVID-19 pandemic and other potential future outbreaks of infectious diseases or other health concerns, and the consequences of such outbreaks to the travel industry and our major partners in general and the financial condition and operating results of SkyWest in particular, the prospects of entering into agreements with existing or other carriers to fly new aircraft, ongoing negotiations between SkyWest and its major partners regarding their contractual obligations, uncertainties regarding operation of new aircraft, the ability to attract and retain qualified pilots, including captains, and related staffing challenges, the impact of regulatory issues such as pilot rest rules and qualification requirements, and the ability to obtain aircraft financing.

Actual operational and financial results of SkyWest will likely also vary, and may vary materially, from those anticipated, estimated, projected or expected for a number of other reasons, including, in addition to those identified above: the challenges of competing successfully in a highly competitive and rapidly changing industry; developments associated with fluctuations in the economy and the demand for air travel, including related to recovery from the COVID-19 pandemic, inflationary pressures, and related decreases in customer demand and spending; the financial stability of SkyWest’s major airline partners and any potential impact of their financial condition on the operations of SkyWest; fluctuations in flight schedules, which are determined by the major airline partners for whom SkyWest conducts flight operations; variations in market and economic conditions; significant aircraft lease and debt commitments; estimated useful life of long-lived assets, residual aircraft values and related impairment charges; labor relations and costs and labor shortages; the impact of global instability; rapidly fluctuating fuel costs and potential fuel shortages; the impact of weather-related or other natural disasters on air travel and airline costs; aircraft deliveries; uncertainty regarding ongoing hostility between Russia and the Ukraine, as well as the Israeli-Palestinian military conflict, and the related impacts on macroeconomic conditions and on the international operations of any of our major airline partners as a result of such conflict; recovery from the global COVID-19 pandemic and the outbreak of any other disease or similar public health threat that affects travel demand or travel behavior; as well as the other factors identified under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, under the heading “Risk Factors” in Part II, Item 1A of this Report, elsewhere in this Report, in our other filings with the Securities and Exchange Commission (the “SEC”) and other unanticipated factors.

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

Overview

We have the largest regional airline operation in the United States through our operating subsidiary SkyWest Airlines, Inc. (“SkyWest Airlines”). As of September 30, 2023, we offered scheduled passenger and air freight service with approximately 2,030 total daily departures to destinations in the United States, Canada and Mexico. Our fleet of Embraer E175 regional jet aircraft (“E175”), Canadair CRJ900 regional jet aircraft (“CRJ900”) and Canadair CRJ700 regional jet aircraft (“CRJ700”) have a multiple-class seat configuration, whereas our Canadair CRJ200 regional jet aircraft (“CRJ200”) aircraft have a single-class seat configuration. During 2022, we formed SkyWest Charter, LLC (“SWC”), with the intent to offer on-demand charter service and public charter service to underserved communities in the United States. As of September 30, 2023, we had 607 total aircraft in our fleet, including 493 aircraft in scheduled service or under contract under our code-share agreements, summarized as follows:

	E175	CRJ900	CRJ700	CRJ200	Total
United	90	—	19	89	198
Delta	83	37	9	15	144
American	20	—	89	—	109
Alaska	42	—	—	—	42
Aircraft in scheduled service or under contract	235	37	117	104	493
SWC	—	—	—	13	13
Leased to third parties	—	5	35	—	40
Other (1)	—	7	15	39	61
Total Fleet	235	49	167	156	607
(1)	As of September 30, 2023, other aircraft included: supplemental spare aircraft supporting our code-share agreements that may be used in future code-share or leasing arrangements, aircraft transitioning between code-share agreements with our major airline partners, aircraft held-for-sale or aircraft that are scheduled to be disassembled for use as spare parts.

Our business model is based on providing scheduled regional airline service under code-share agreements (commercial agreements between airlines that, among other things, allow one airline to use another airline’s flight designator codes on its flights) with our major airline partners. Our success is principally centered on our ability to meet the needs of our major airline partners by providing a reliable and safe operation at attractive economics. From September 30, 2022, to September 30, 2023, we made changes to our fleet, including the addition of four new E175 aircraft.

We anticipate our fleet will continue to evolve, as we are scheduled to add a total of three new E175 aircraft with Delta in 2023 and 2024, a total of 19 new E175 aircraft with United from 2024 to 2026 and one new E175 aircraft with Alaska in 2025. Timing of these anticipated deliveries may be subject to change as we are coordinating with our major airline partners in response to labor availability or other factors. Our primary objective in the fleet changes is to improve our profitability by adding new E175 aircraft and used CRJ aircraft to capacity purchase agreements, and potentially removing older aircraft from service that typically require higher maintenance costs.

As of September 30, 2023, approximately 40.2% of our aircraft in scheduled service or under contract were operated for United, approximately 29.2% were operated for Delta, approximately 22.1% were operated for American and approximately 8.5% were operated for Alaska.

Historically, multiple contractual relationships with major airlines have enabled us to reduce our reliance on any single major airline code and to enhance and stabilize operating results through a mix of fixed-fee arrangements (referred to as “capacity purchase” agreements) and revenue-sharing arrangements (referred to as “prorate” agreements). For the nine months ended September 30, 2023, capacity purchase revenue and prorate revenue represented approximately 87.2% and 12.8%, respectively, of our total flying agreements revenue. On capacity purchase routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on completed block hours (measured from takeoff to landing, including taxi time), flight departures, the number of aircraft under contract and other operating measures. On prorate routes, we have more control over scheduling, pricing and seat inventories, and we share passenger fares with our major airline partners according to prorate formulas. Our prorate revenue and profitability may fluctuate based on ticket prices and passenger loads, and we are responsible for the operating costs of the prorate flights, including fuel and airport costs.

Third Quarter Summary

We had total operating revenues of $766.2 million for the three months ended September 30, 2023, a 2.9% decrease compared to total operating revenues of $789.4 million for the three months ended September 30, 2022. We had net income of $23.5 million, or $0.55 per diluted share, for the three months ended September 30, 2023, compared to net income of $48.4 million, or $0.96 per diluted share, for the three months ended September 30, 2022. The significant items affecting our revenue and operating expenses during the three months ended September 30, 2023, are outlined below:

Revenue

The number of aircraft we have in scheduled service or under contract pursuant to our code-share agreements and the number of block hours we incur on our flights are primary drivers of our flying agreements revenue under our capacity purchase agreements. The number of flights we operate and the corresponding number of passengers we carry are the primary drivers of our revenue under our prorate flying agreements. The number of aircraft we have in scheduled service or under contract under code-share agreements decreased from 530 as of September 30, 2022 to 493 as of September 30, 2023; and the number of block hours decreased from 323,742 for the three months ended September 30, 2022 to 290,830 for the three months ended September 30, 2023, or by 10.2%, due to a reduction in scheduled daily utilization of our aircraft primarily caused by pilot availability constraints.

Our capacity purchase revenue decreased $36.6 million, or 5.5%, from the three months ended September 30, 2022 to the three months ended September 30, 2023, primarily as a result of a reduction in completed block hours for the comparable periods and amendments to certain capacity purchase agreements since September 30, 2022 that resulted in deferring the recognition of revenue on fixed monthly payments we received during the three months ended September 30, 2023. As a result of higher passenger fares under our prorate agreements, our prorate revenue increased $14.9 million, or 15.8%, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022.

Operating Expenses

Our total operating expenses increased $3.0 million, or 0.4%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The increase in operating expenses was primarily due to an increase in salaries, wages and benefits for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, partially offset by a decrease in aircraft rent expense due to the early lease buyouts of 35 CRJ aircraft since September 30, 2022 and lower operating costs as a result of lower production. Departures decreased from 194,683 for the three months ended September 30, 2022 to 180,069 for the three months ended September 30, 2023, or by 7.5%. Additional details regarding the increase in our operating expenses are described in the section of this Report entitled “Results of Operations.”

Fleet Activity

The following table summarizes our fleet scheduled for service or under contract as of:

Aircraft in Service or Under Contract	September 30, 2023	December 31, 2022	September 30, 2022
E175s	235	236	232
CRJ900s	37	41	44
CRJ700s	117	104	114
CRJ200s	104	136	140
Total	493	517	530

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in Note 1 to our consolidated financial statements for the year ended December 31, 2022, and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are presented in our Annual Report on Form 10-K for the year ended December 31, 2022. Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management’s subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to revenue recognition, long-lived assets, and income tax. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results will likely differ, and may differ materially, from such estimates. There have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2023.

Results of Operations

Three Months Ended September 30, 2023 and 2022

Operational Statistics

The following table sets forth our major operational statistics and the associated percentage changes for the periods identified below. The decrease in block hours, departures and passengers carried during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, was primarily due to labor constraints, including the number of available captains during the three months ended September 30, 2023, compared to the three months ended September 30, 2022.

	For the three months ended September 30,
Block hours by aircraft type:	2023	2022	% Change
E175s	171,615	169,679	1.1%
CRJ900s	18,979	25,134	(24.5)%
CRJ700s	56,117	62,540	(10.3)%
CRJ200s	44,119	66,389	(33.5)%
Total block hours	290,830	323,742	(10.2)%

Departures	180,069	194,683	(7.5)%
Passengers carried	10,208,005	10,715,415	(4.7)%
Passenger load factor	85.1%	84.6%	0.5	pts
Average passenger trip length (miles)	446	488	(8.6)%

Operating Revenues

The following table summarizes our operating revenue for the periods indicated (dollar amounts in thousands):

	For the three months ended September 30,
	2023	2022	$ Change	% Change
Flying agreements	$741,898	$763,514	$(21,616)	(2.8)%
Lease, airport services and other	24,273	25,929	(1,656)	(6.4)%
Total operating revenues	$766,171	$789,443	$(23,272)	(2.9)%

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

We disaggregate our flying agreements revenue into the following categories (dollar amounts in thousands):

	For the three months ended September 30,
	2023	2022	$ Change	% Change
Capacity purchase agreements flight operations revenue	$511,929	$534,781	$(22,852)	(4.3)%
Capacity purchase agreements aircraft lease revenue	120,289	133,989	(13,700)	(10.2)%
Prorate agreements revenue	109,680	94,744	14,936	15.8%
Flying agreements revenue	$741,898	$763,514	$(21,616)	(2.8)%

The decrease in “Capacity purchase agreements revenue: flight operations” of $22.9 million, or 4.3%, was primarily due to an increase in deferred revenue related to fixed monthly payments for flight operations received under our capacity purchase agreements for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. Under our capacity purchase agreements, we are paid a fixed amount per month per aircraft over the contract term. We recognize the fixed amount per aircraft as revenue proportionately to the number of block hours we complete for each reporting period. Under our capacity purchase agreements, the performance obligation of each completed flight is measured in block hours incurred for each completed flight. Based on the number of completed block hours during the three months ended September 30, 2023, we deferred recognizing $37.2 million of revenue, net of unbilled revenue, related to fixed monthly payments we received associated with our flight operations revenues. For the three months ended September 30, 2022, we recognized $13.3 million of previously deferred revenue, net of unbilled revenue, related to fixed monthly payments received associated with our flight operations revenues. The timing of our revenue recognition related to the fixed payments associated with our flight operations will be adjusted over the remaining contract term for each capacity purchase agreement based on the number of block hours we complete each reporting period relative to the number of block hours we anticipate completing over the remaining contract term of each capacity purchase agreement. The decrease in “Capacity purchase agreements revenue: flight operations” from deferred revenue was offset by block hour rate increases in certain capacity purchase agreements since September 30, 2022.

The decrease in “Capacity purchase agreements aircraft lease revenue” of $13.7 million, or 10.2%, was primarily due to an increase in deferred revenue for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, offset by lease revenue from the four additional E175 aircraft placed under contract since September 30, 2022. Under our capacity purchase agreements, a portion of the consideration we are paid is designed as reimbursement for certain aircraft ownership costs and is considered lease revenue. Recent amendments to our capacity purchase agreements with certain major airline partners reduced certain future contractual fixed monthly payments and increased future contractual variable payments. As a result of these amendments, which decreased the future scheduled fixed monthly lease payments, we deferred recognizing lease revenue on $19.3 million of the allocated fixed monthly lease payments received during the three months ended September 30, 2023, under the straight-line method.

The deferred revenue balance applicable to each contract will be recorded as revenue over the term of each respective contract. Our total deferred revenue balance, net of unbilled revenue, was $304.7 million as of September 30, 2023.

The increase in prorate agreements revenue of $14.9 million, or 15.8%, was primarily due to an increase in government essential air service subsidies we received on certain prorate routes and an increase in passenger fares offset by the decrease in the number of flights we operated under our prorate agreements, resulting in fewer prorate passengers. We operated fewer flights under our prorate agreements during the three months ended September 30, 2023, compared to the three months ended September 30, 2022 due to labor constraints, including the number of available captains.

The decrease in lease, airport services and other revenues of $1.7 million, or 6.4%, was primarily due to a decrease in airport service revenue driven by a decrease in the number of flights operated at locations where we were contracted to provide airport customer service during the three months ended September 30, 2023, compared to the three months ended September 30, 2022.

Operating Expenses

Individual expense components attributable to our operations are set forth in the following table (dollar amounts in thousands):

	For the three months ended September 30,
	2023	2022	$ Change	% Change
Salaries, wages and benefits	$333,017	$307,727	$25,290	8.2%
Aircraft maintenance, materials and repairs	178,465	183,182	(4,717)	(2.6)%
Depreciation and amortization	96,560	97,433	(873)	(0.9)%
Aircraft fuel	23,330	28,179	(4,849)	(17.2)%
Airport-related expenses	18,398	17,501	897	5.1%
Aircraft rentals	2,099	16,089	(13,990)	(87.0)%
Other operating expenses	65,011	63,756	1,255	2.0%
Total operating expenses	$716,880	$713,867	$3,013	0.4%

Salaries, wages and benefits. The $25.3 million, or 8.2%, increase in salaries, wages and benefits was due to an increase in employee compensation, including higher pilot pay scales, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022.

Aircraft maintenance, materials and repairs. The $4.7 million, or 2.6%, decrease in aircraft maintenance expense was primarily due to lower production, which decreased the maintenance activity directly associated with our flight volume, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022.

Depreciation and amortization. The $0.9 million, or 0.9%, decrease in depreciation and amortization expense was primarily due to certain CRJ aircraft and engines that were depreciated to their estimated residual value since September 30, 2022. This reduction in depreciation on our CRJ fleet was partially offset by an increase in depreciation expense due to the acquisition of four new E175 aircraft and spare engines since September 30, 2022.

Aircraft fuel. The $4.8 million, or 17.2%, decrease in fuel cost was primarily due to a decrease in the number of flights we operated under our prorate arrangements and the corresponding decrease in gallons of fuel we purchased, combined with a decrease in our average fuel cost per gallon from $4.39 for the three months ended September 30, 2022, to $3.83 for the three months ended September 30, 2023. We purchase and incur expense for all fuel on flights operated under our prorate agreements. All fuel costs incurred under our capacity purchase agreements are either purchased directly by our major airline partner, or if purchased by us, we record the direct reimbursement as a reduction to our fuel expense. The following table summarizes the gallons of fuel we purchased under our prorate agreements, for the periods indicated:

	For the three months ended September 30,
(in thousands)	2023	2022	% Change
Fuel gallons purchased	6,097	6,422	(5.1)%
Fuel expense	$23,330	$28,179	(17.2)%

Airport-related expenses. Airport-related expenses include airport-related customer service costs such as outsourced airport gate and ramp agent services, airport security fees, passenger interruption costs, deicing, landing fees and station rents. The $0.9 million, or 5.1%, increase in airport-related expenses for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, was primarily due to an increase in station rents and associated costs.

Aircraft rentals. The $14.0 million, or 87.0%, decrease in aircraft rentals was primarily related to a decrease in our leased aircraft since the three months ended September 30, 2022 as a result of our acquisition of 26 CRJ700 aircraft, eight CRJ200 aircraft and one CRJ900 aircraft under early lease buyouts during 2023.

Other operating expenses. Other operating expenses primarily consist of property taxes, hull and liability insurance, simulator costs, crew per diem and crew hotel costs. The $1.3 million, or 2.0%, increase was primarily related to an increase in crew hotel rates and training costs during the three months ended September 30, 2023, compared to the three months ended September 30, 2022.

Summary of interest expense, interest income, other income (loss), net and provision for income taxes

Interest Expense. The $0.7 million, or 2.2%, decrease in interest expense was primarily related to a decrease in outstanding debt from $3.4 billion at September 30, 2022 to $3.1 billion at September 30, 2023, partially offset by higher fixed interest rates on debt issued since September 30, 2022.

Interest income. Interest income increased $4.9 million, from $6.3 million for the three months ended September 30, 2022, to $11.2 million for the three months ended September 30, 2023. The increase in interest income was primarily related to an increase in average interest rates attributed to our marketable securities for the three months ended September 30, 2023, compared to the three months ended September 30, 2022.

Other income (loss), net. Other income (loss), net decreased $11.7 million during the three months ended September 30, 2023, compared to the three months ended September 30, 2022. Other income (loss), net primarily consists of the realized and unrealized gains on our investments in other companies, income related to our investment in a joint venture with a third party and gains or losses on the sale of assets. The decrease in other income (loss), net was primarily a result of a decrease in unrealized gains on our investments in other companies, partially offset by gains from the sale of assets for the three months ended September 30, 2023, compared to the three months ended September 30, 2022.

Provision for income taxes. For the three months ended September 30, 2023 and 2022, our effective income tax rates were 3.6% and 14.8%, respectively, which included the statutory federal income tax rate of 21% and other reconciling income tax items, including state income taxes and the impact of non-deductible expenses. The decrease in the effective tax rate primarily related to lower pre-tax income for the three months ended September 30, 2023, compared to the three months ended September 30, 2022 and a partial release of the valuation allowance on state net operating losses anticipated to be utilized prior to expiration for the three months ended September 30, 2023, compared the three months ended September 30, 2022.

Net income. Primarily due to the factors described above, we generated net income of $23.5 million, or $0.55 per diluted share, for the three months ended September 30, 2023, compared to net income of $48.4 million, or $0.96 per diluted share, for the three months ended September 30, 2022.

Nine Months Ended September 30, 2023 and 2022

Operational Statistics

The following table sets forth our major operational statistics and the associated percentage changes for the periods identified below. The decrease in block hours, departures and passengers carried during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, was primarily due to labor constraints, including a smaller number of available captains during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022.

	For the nine months ended September 30,
Block hours by aircraft type:	2023	2022	% Change
E175s	500,782	481,080	4.1%
CRJ900s	59,390	78,468	(24.3)%
CRJ700s	158,239	202,538	(21.9)%
CRJ200s	131,278	207,402	(36.7)%
Total block hours	849,689	969,488	(12.4)%

Departures	514,529	570,572	(9.8)%
Passengers carried	28,671,654	30,627,250	(6.4)%
Passenger load factor	83.7%	82.9%	0.8	pts
Average passenger trip length (miles)	456	498	(8.4)%

Operating Revenues

The following table summarizes our operating revenue for the periods indicated (dollar amounts in thousands):

	For the nine months ended September 30,
	2023	2022	$ Change	% Change
Flying agreements	$2,106,130	$2,245,351	$(139,221)	(6.2)%
Lease, airport services and other	77,515	78,329	(814)	(1.0)%
Total operating revenues	$2,183,645	$2,323,680	$(140,035)	(6.0)%

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

We disaggregate our flying agreements revenue into the following categories (dollar amounts in thousands):

	For the nine months ended September 30,
	2023	2022	$ Change	% Change
Capacity purchase agreements flight operations revenue	$1,479,987	$1,589,128	$(109,141)	(6.9)%
Capacity purchase agreements aircraft lease revenue	356,900	387,576	(30,676)	(7.9)%
Prorate agreements revenue	269,243	268,647	596	0.2%
Flying agreements revenue	$2,106,130	$2,245,351	$(139,221)	(6.2)%

The decrease in “Capacity purchase agreements revenue: flight operations” of $109.1 million, or 6.9%, was primarily due to an increase in deferred revenue related to fixed monthly payments for flight operations received under our capacity purchase agreements for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. Under our capacity purchase agreements, we are paid a fixed amount per month per aircraft over the contract term. We recognize the fixed amount per aircraft as revenue proportionately to the number of block hours we complete for each reporting period. Under our capacity purchase agreements, the performance obligation of each completed flight is measured in block hours incurred for each completed flight. Based on the number of completed block hours during the nine months ended September 30, 2023, we deferred recognizing $120.6 million of revenue, net of unbilled revenue, related to fixed monthly payments we received associated with our flight operations revenues. For the nine months ended September 30, 2022, we recognized $40.2 million of previously deferred revenue, net of unbilled revenue, related to fixed monthly payments received associated with our flight operations revenues. The timing of our revenue recognition related to the fixed payments associated with our flight operations will be adjusted over the remaining contract term for each capacity purchase agreement based on the number of block hours we complete each reporting period relative to the number of block hours we anticipate completing over the remaining contract term of each capacity purchase agreement. The decrease in “Capacity purchase agreements revenue: flight operations” from deferred revenue was offset by block hour rate increases in certain capacity purchase agreements since September 30, 2022.

The decrease in “Capacity purchase agreements aircraft lease revenue” of $30.7 million, or 7.9%, was primarily due to an increase in deferred revenue for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, offset by lease revenue from the four additional E175 aircraft placed under contract since September 30, 2022. Under our capacity purchase agreements, a portion of the consideration we are paid is designed as reimbursement for certain aircraft ownership costs and is considered lease revenue. Recent amendments to our capacity purchase agreements with certain major airline partners reduced certain future contractual fixed monthly payments and increased future contractual variable payments. As a result of these amendments, which decreased the future scheduled fixed monthly lease payments, we deferred recognizing lease revenue on $59.3 million of the allocated fixed monthly lease payments received during the nine months ended September 30, 2023, under the straight-line method.

The deferred revenue balance applicable to each contract will be recorded as revenue over the term of each respective contract. Our total deferred revenue balance, net of unbilled revenue, was $304.7 million as of September 30, 2023.

The increase in prorate agreements revenue of $0.6 million, or 0.2%, was primarily due to an increase in government essential air service subsidies we received on certain prorate routes and an increase in passenger fares offset by the decrease in the number of flights we operated under our prorate agreements, resulting in fewer prorate passengers. Due to labor constraints, including the number of available captains, we operated fewer flights under our prorate agreements during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022.

The decrease in lease, airport services and other revenues of $0.8 million, or 1.0%, was primarily due to a decrease in airport service revenue driven by a decrease in the number of flights operated at locations where we were contracted to provide airport customer service during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022.

Operating Expenses

Individual expense components attributable to our operations are set forth in the following table (dollar amounts in thousands):

	For the nine months ended September 30,
	2023	2022	$ Change	% Change
Salaries, wages and benefits	$990,659	$896,347	$94,312	10.5%
Aircraft maintenance, materials and repairs	483,182	506,478	(23,296)	(4.6)%
Depreciation and amortization	287,878	297,427	(9,549)	(3.2)%
Aircraft fuel	62,573	85,089	(22,516)	(26.5)%
Airport-related expenses	53,648	54,196	(548)	(1.0)%
Aircraft rentals	24,055	48,109	(24,054)	(50.0)%
Other operating expenses	205,203	219,808	(14,605)	(6.6)%
Total operating expenses	$2,107,198	$2,107,454	$(256)	(0.0)%

Salaries, wages and benefits. The $94.3 million, or 10.5%, increase in salaries, wages and benefits was due to an increase in employee compensation, including higher pilot pay scales, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022.

Aircraft maintenance, materials and repairs. The $23.3 million, or 4.6%, decrease in aircraft maintenance expense was primarily due to lower production, which decreased the maintenance activity directly associated with our flight volume, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022.

Depreciation and amortization. The $9.5 million, or 3.2%, decrease in depreciation and amortization expense was primarily due to certain CRJ aircraft and engines that were depreciated to their estimated residual value since September 30, 2022. This reduction in depreciation on our CRJ fleet was partially offset by an increase in depreciation expense due to the acquisition of four new E175 aircraft and spare engines since September 30, 2022.

Aircraft fuel. The $22.5 million, or 26.5%, decrease in fuel cost was primarily due to a decrease in the number of flights we operated under our prorate arrangements and the corresponding decrease in gallons of fuel we purchased, combined with a decrease in our average fuel cost per gallon from $4.13 for the nine months ended September 30, 2022, to $3.71 for the nine months ended September 30, 2023. We purchase and incur expense for all fuel on flights operated under our prorate agreements. All fuel costs incurred under our capacity purchase agreements are either purchased directly by our major airline partner, or if purchased by us, we record the direct reimbursement as a reduction to our fuel expense. The following table summarizes the gallons of fuel we purchased under our prorate agreements, for the periods indicated:

	For the nine months ended September 30,
(in thousands)	2023	2022	% Change
Fuel gallons purchased	16,863	20,618	(18.2)%
Fuel expense	$62,573	$85,089	(26.5)%

Airport-related expenses. Airport-related expenses include airport-related customer service costs such as outsourced airport gate and ramp agent services, airport security fees, passenger interruption costs, deicing, landing fees and station rents. The $0.5 million, or 1.0%, decrease in airport-related expenses for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, was primarily due to a decrease in subcontracted airport services and landing fees as a result of a decrease in the number of flights we operated under our prorate arrangements.

Aircraft rentals. The $24.1 million, or 50.0%, decrease in aircraft rentals was primarily related to a decrease in our leased aircraft since the nine months ended September 30, 2022. During 2023, we acquired 26 CRJ700 aircraft, eight CRJ200 aircraft and one CRJ900 aircraft under early lease buyouts for $142.4 million, of which $102.4 million was capitalized as fixed assets and $40.0 million was applied towards previously recorded lease liabilities.

Other operating expenses. Other operating expenses primarily consist of property taxes, hull and liability insurance, simulator costs, crew per diem and crew hotel costs. The $14.6 million, or 6.6%, decrease was primarily related to a decrease in other operating costs as a result of the lower number of flights we operated during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, such as crew per diem and crew hotel costs.

Summary of interest expense, interest income, other income (loss), net and provision for income taxes

Interest Expense. The $7.6 million, or 8.2%, increase in interest expense was primarily related to higher fixed interest rates on debt issued since September 30, 2022.

Interest income. Interest income increased $22.4 million, from $9.3 million for the nine months ended September 30, 2022, to $31.7 million for the nine months ended September 30, 2023. The increase in interest income was primarily related to an increase in average interest rates attributed to our marketable securities for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022.

Other income (loss), net. Other income (loss), net decreased $13.5 million during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. Other income (loss), net primarily consists of the unrealized gains on our investments in other companies, income related to our investment in a joint venture with a third party and gains or losses on the sale of assets. The decrease in other income (loss), net was primarily a result of a decrease in unrealized gains on our investments in other companies for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022.

Provision (benefit) for income taxes. For the nine months ended September 30, 2023 and 2022, our effective income tax rates were (6.0)% and 22.2%, respectively, which included the statutory federal income tax rate of 21% and other reconciling income tax items, including state income taxes, the impact of non-deductible expenses and a discrete tax expense on employee equity transactions. The decrease in the effective tax rate primarily related to lower pre-tax earnings and a partial release of the valuation allowance on state net operating losses anticipated to be utilized prior to expiration loss for the nine months ended September 30, 2023, compared to pre-tax income for the nine months ended September 30, 2022 and partially offset by the impact of non-deductible expense on lower pre-tax earnings for the nine months ended September 30, 2023, compared the nine months ended September 30, 2022.

Net income. Primarily due to the factors described above, we generated net income of $16.8 million, or $0.37 per diluted share, for the nine months ended September 30, 2023, compared to net income of $120.1 million, or $2.37 per diluted share, for the nine months ended September 30, 2022.

Our Business Segments

Three Months Ended September 30, 2023 and 2022

For the three months ended September 30, 2023, we had two reporting segments, which were the basis of our internal financial reporting: (1) SkyWest Airlines and SWC (collectively, “SkyWest Airlines and SWC”) and (2) SkyWest Leasing. Our segment disclosure relates to components of our business for which separate financial information is available to, and regularly evaluated by, our chief operating decision maker.

	For the three months ended September 30,
	(dollar amounts in thousands)
	2023	2022	$ Change	% Change
Operating Revenues:
SkyWest Airlines and SWC	$626,780	$651,494	$(24,714)	(3.8)%
SkyWest Leasing	139,391	137,949	1,442	1.0%
Total Operating Revenues	$766,171	$789,443	$(23,272)	(2.9)%
Operating Expenses and Interest Expense:
SkyWest Airlines and SWC	$657,049	$653,533	$3,516	0.5%
SkyWest Leasing	92,374	93,617	(1,243)	(1.3)%
Total Operating Expenses and Interest Expense (1)	$749,423	$747,150	$2,273	0.3%
Segment profit (loss):
SkyWest Airlines and SWC	$(30,269)	$(2,039)	$(28,230)	1,384.5%
SkyWest Leasing	47,017	44,332	2,685	6.1%
Total Segment Profit	$16,748	$42,293	$(25,545)	(60.4)%
Interest Income	11,234	6,348	4,886	77.0%
Other Income (Loss), net	(3,631)	8,112	(11,743)	(144.8)%
Consolidated Income Before Taxes	$24,351	$56,753	$(32,402)	(57.1)%
(1)	We include interest expense in our segment profit (loss) given our interest expense is primarily attributed to debt associated with financing aircraft under our capacity purchase agreements, and revenue earned under our capacity purchase agreements is intended to compensate us for our aircraft ownership costs, including interest expense.

SkyWest Airlines and SWC Segment Loss. SkyWest Airlines and SWC segment loss was $30.3 million for the three months ended September 30, 2023, compared to segment loss of $2.0 million for the three months ended September 30, 2022.

SkyWest Airlines and SWC block hour production decreased to 290,830, or 10.2%, for the three months ended September 30, 2023, from 323,742 for the three months ended September 30, 2022, primarily due to labor constraints, including the number of available captains. Significant items contributing to the SkyWest Airlines and SWC segment loss for the three months ended September 30, 2023 are set forth below.

SkyWest Airlines and SWC operating revenues decreased $24.7 million, or 3.8%, from the three months ended September 30, 2022, to the three months ended September 30, 2023. SkyWest Airlines recognizes revenue attributed to flight operations received as fixed monthly payments per aircraft proportionate to the number of block hours completed during each reporting period, relative to the estimated number of block hours we anticipate completing over the remaining contract term. During the three months ended September 30, 2023, SkyWest Airlines deferred recognizing $37.2 million of revenue, net of unbilled revenue, related to fixed monthly payments we received associated with our flight operations revenues, compared to recognizing $13.3 million of previously deferred revenue, net of unbilled revenue, related to fixed monthly payments received associated with our flight operations revenues during the three months ended September 30, 2022. The decrease in SkyWest Airlines and SWC operating revenues related to deferred revenue was offset by block hour rate increases in certain capacity purchase agreements since September 30, 2022 and an increase in prorate revenue for the three months ended September 30, 2023, compared to the three months ended September 30, 2022.

SkyWest Airlines and SWC operating expenses and interest expense increased $3.5 million, or 0.5%, from the three months ended September 30, 2022, to the three months ended September 30, 2023, due to the following primary factors:

●	SkyWest Airlines and SWC’s salaries, wages and benefits expense increased $25.4 million, or 8.3%, primarily due to increased employee compensation, including higher pilot pay scales, during the three months ended September 30, 2023, compared to the three months ended September 30, 2022.
●	SkyWest Airlines and SWC’s aircraft maintenance, materials and repairs expense decreased by $3.8 million, or 2.1%, primarily due to lower block hour production, which decreased the maintenance activity directly associated with our flight volume, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022.
●	SkyWest Airlines and SWC’s depreciation and amortization expense decreased by $6.5 million, or 14.8%, primarily due to certain CRJ aircraft and engines that were depreciated to their estimated residual value since September 30, 2022.
●	SkyWest Airlines and SWC’s fuel expense decreased $4.8 million, or 17.2%, due to a decrease in the number of flights we operated under our prorate arrangements and the corresponding decrease in gallons of fuel we purchased, combined with a decrease in our average fuel cost per gallon from $4.39 for the three months ended September 30, 2022, to $3.83 for the three months ended September 30, 2023.
●	SkyWest Airlines and SWC’s remaining airline expenses decreased $6.8 million, or 7.0%, primarily related to a decrease in aircraft rent expense due to the early lease buyouts of 35 CRJ aircraft in 2023, offset by an increase in other operating costs as a result of increases in crew hotel rates and training costs during the three months ended September 30, 2023, compared to the three months ended September 30, 2022.

SkyWest Leasing Segment Profit. SkyWest Leasing profit increased $2.7 million, or 6.1%, during the three months ended September 30, 2023, compared to the three months ended September 30, 2022. The increase in SkyWest Leasing profit was primarily due to additional lease revenue from the four E175 aircraft placed under contract since September 30, 2022, offset by an increase in deferred revenue. Recent amendments to our capacity purchase agreements with certain major airline partners reduced certain future contractual fixed monthly payments and increased future contractual variable payments. As a result of these amendments, which decreased the future scheduled fixed monthly lease payments, the SkyWest Leasing segment deferred recognizing lease revenue on $19.3 million of the allocated fixed monthly lease payments received during the three months ended September 30, 2023, under the straight-line method.

Nine Months Ended September 30, 2023 and 2022

For the nine months ended September 30, 2023, we had two reporting segments, which were the basis of our internal financial reporting: (1) SkyWest Airlines and SWC and (2) SkyWest Leasing. Our segment disclosure relates to components of our business for which separate financial information is available to, and regularly evaluated by, our chief operating decision maker.

	For the nine months ended September 30,
	(dollar amounts in thousands)
	2023	2022	$ Change	% Change
Operating Revenues:
SkyWest Airlines and SWC	$1,781,429	$1,918,746	$(137,317)	(7.2)%
SkyWest Leasing	402,216	404,934	(2,718)	(0.7)%
Total Operating Revenues	$2,183,645	$2,323,680	$(140,035)	(6.0)%
Operating Expenses and Interest Expense:
SkyWest Airlines and SWC	$1,923,688	$1,915,245	$8,443	0.4%
SkyWest Leasing	283,391	284,517	(1,126)	(0.4)%
Total Operating Expenses and Interest Expense (1)	$2,207,079	$2,199,762	$7,317	0.3%
Segment profit (loss):
SkyWest Airlines and SWC	$(142,259)	$3,501	$(145,760)	(4,163.4)%
SkyWest Leasing	118,825	120,417	(1,592)	(1.3)%
Total Segment Profit (Loss)	$(23,434)	$123,918	$(147,352)	(118.9)%
Interest Income	31,761	9,332	22,429	240.3%
Other Income, net	7,544	21,011	(13,467)	(64.1)%
Consolidated Income Before Taxes	$15,871	$154,261	$(138,390)	(89.7)%
(1)	We include interest expense in our segment profit (loss) given our interest expense is primarily attributed to debt associated with financing aircraft under our capacity purchase agreements, and revenue earned under our capacity purchase agreements is intended to compensate us for our aircraft ownership costs, including interest expense.

SkyWest Airlines and SWC Segment Loss. SkyWest Airlines and SWC segment loss was $142.3 million for the nine months ended September 30, 2023, compared to segment profit of $3.5 million for the nine months ended September 30, 2022.

SkyWest Airlines and SWC block hour production decreased to 849,689, or 12.4%, for the nine months ended September 30, 2023, from 969,488 for the nine months ended September 30, 2022, primarily due to labor constraints, including the number of available captains. Significant items contributing to the SkyWest Airlines and SWC segment loss for the nine months ended September 30, 2023 are set forth below.

SkyWest Airlines and SWC operating revenues decreased $137.3 million, or 7.2%, from the nine months ended September 30, 2022, to the nine months ended September 30, 2023. SkyWest Airlines recognizes revenue attributed to flight operations received as fixed monthly payments per aircraft proportionate to the number of block hours completed during each reporting period, relative to the estimated number of block hours we anticipate completing over the remaining contract term. During the nine months ended September 30, 2023, SkyWest Airlines deferred recognizing $120.6 million of revenue, net of unbilled revenue, related to fixed monthly payments we received associated with our flight operations revenues, compared to recognizing $40.2 million of previously deferred revenue, net of unbilled revenue, related to fixed monthly payments received associated with our flight operations revenues during the nine months ended September 30, 2022. Additionally, the decrease in SkyWest Airlines and SWC operating revenues was also attributed to a decrease in block hour production during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. The decrease in revenue was partially offset by block hour rate increases in certain capacity purchase agreements since September 30, 2022.

SkyWest Airlines and SWC operating expenses and interest expense increased $8.4 million, or 0.4%, from the nine months ended September 30, 2022, to the nine months ended September 30, 2023, due to the following primary factors:

●	SkyWest Airlines and SWC’s salaries, wages and benefits expense increased $94.4 million, or 10.6%, primarily due to increased employee compensation, including higher pilot pay scales, during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022.

●	SkyWest Airlines and SWC’s aircraft maintenance, materials and repairs expense decreased by $22.8 million, or 4.6%, primarily due to lower block hour production, which decreased the maintenance activity directly associated with our flight volume, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022.
●	SkyWest Airlines and SWC’s depreciation and amortization expense decreased by $22.9 million, or 16.8%, primarily due to certain CRJ aircraft and engines that were depreciated to their estimated residual value since September 30, 2022.
●	SkyWest Airlines and SWC’s fuel expense decreased $22.5 million, or 26.5%, due to a decrease in the number of flights we operated under our prorate arrangements and the corresponding decrease in gallons of fuel we purchased, combined with a decrease in our average fuel cost per gallon from $4.13 for the nine months ended September 30, 2022, to $3.71 for the nine months ended September 30, 2023.
●	SkyWest Airlines and SWC’s remaining airline expense decreased $17.8 million, or 5.8%, primarily related to a decrease in aircraft rent expense due to the early lease buyouts of 35 CRJ aircraft in 2023.

SkyWest Leasing Segment Profit. SkyWest Leasing profit decreased $1.6 million, or 1.3%, during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. Recent amendments to our capacity purchase agreements with certain major airline partners reduced certain future contractual fixed monthly payments and increased future contractual variable payments. As a result of these amendments, which decreased the future scheduled fixed monthly lease payments, the SkyWest Leasing segment deferred recognizing lease revenue on $59.3 million of the allocated fixed monthly lease payments received during the nine months ended September 30, 2023, under the straight-line method. The decrease in SkyWest Leasing profit attributed to deferred revenue was partially offset by additional lease revenue from the E175 aircraft placed under contract since September 30, 2022.

Liquidity and Capital Resources

As of September 30, 2023, we had $819.5 million in cash and cash equivalents and marketable securities. As of September 30, 2023, we had $70.1 million available for borrowings under our line of credit. Given our available liquidity as of September 30, 2023, we believe the working capital currently available to us will be sufficient to meet our present financial requirements, including planned capital expenditures, scheduled lease payments and debt service obligations for at least the next 12 months.

Our total cash and marketable securities decreased from $1.0 billion as of December 31, 2022 to $819.5 million as of September 30, 2023, or by $227.7 million. At September 30, 2023, our total capital mix was 44.8% equity and 55.2% long-term debt, compared to 44.4% equity and 55.6% long-term debt at December 31, 2022. During the nine months ended September 30, 2023, we repurchased 9.6 million shares of our common stock for $244.1 million under share repurchase programs authorized by our Board of Directors.

As of September 30, 2023, and December 31, 2022, we had $50.8 million and $59.2 million, respectively, in letters of credit and surety bonds outstanding with various banks and surety institutions. We had no restricted cash as of September 30, 2023, and December 31, 2022.

Sources and Uses of Cash

Cash Position and Liquidity. The following table provides a summary of the net cash provided by (used in) our operating, investing and financing activities for the nine months ended September 30, 2023 and 2022, and our total cash and marketable securities positions as of September 30, 2023, and December 31, 2022 (in thousands):

	For the nine months ended September 30,
	2023	2022	$ Change	% Change
Net cash provided by operating activities	$511,907	$343,535	$168,372	49.0%
Net cash provided by (used in) investing activities	61,003	(864,569)	925,572	(107.1)%
Net cash provided by (used in) financing activities	(550,564)	301,463	(852,027)	(282.6)%

	September 30,	December 31,
	2023	2022	$ Change	% Change
Cash and cash equivalents	$125,330	$102,984	$22,346	21.7%
Marketable securities	694,171	944,231	(250,060)	(26.5)%
Total	$819,501	$1,047,215	$(227,714)	(21.7)%

Cash Flows provided by Operating Activities

Our cash flows provided by operating activities was $511.9 million for the nine months ended September 30, 2023, compared to $343.5 million for the nine months ended September 30, 2022. Our operating cash flows are typically impacted by various factors including our net income, adjusted for non-cash expenses and gains such as depreciation expense, stock-based compensation expense and gains or losses on the disposal of assets; and timing of cash payments and cash receipts attributed to our various current asset and liability accounts, such as accounts receivable, inventory, accounts payable, accrued liabilities, deferred revenue and unbilled revenue.

The increase in our cash flow from operations for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, was primarily due to the timing of cash payments on our current liability accounts and cash received in excess of revenue recognized for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, offset by a decrease in net income for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022.

Cash Flows provided by (used in) Investing Activities

Our cash flows provided by investing activities was $61.0 million for the nine months ended September 30, 2023, compared to cash flows used in investing activities of $864.6 million for the nine months ended September 30, 2022. Our investing cash flows are typically impacted by various factors including our capital expenditures, such as the acquisition of aircraft and spare engines; deposit payments and refunds of previously made deposits on new aircraft; purchase and sales of marketable securities; proceeds from the sale of assets; and timing of cash payments and cash receipts attributed to our various long-term asset and long-term liability accounts.

For the nine months ended September 30, 2023, cash provided by the sale of marketable securities, net of purchases of marketable securities, was $253.7 million, an increase of $621.6 million from cash used for the purchase of marketable securities, net of sales of marketable securities of $367.9 million, for the nine months ended September 30, 2022. Additionally, cash used for the acquisition of property and equipment, net of aircraft deposits applied towards acquired aircraft, decreased $253.4 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, primarily due to the purchase of 21 new E175 aircraft during the nine months ended September 30, 2022.

Cash Flows provided by (used in) Financing Activities

Our cash flows used in financing activities was $550.6 million for the nine months ended September 30, 2023, compared to cash provided by financing activities of $301.5 million for the nine months ended September 30, 2022. Our financing cash flows are typically impacted by various factors including proceeds from issuance of debt, principal payments on debt obligations, repurchases of our common stock and payment of cash dividends.

The $852.0 million increase in cash used for financing activities for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, was primarily due to a decrease of $576.4 million in proceeds from the issuance of long-term debt, an increase of $31.4 million in principal payments on long-term debt and $246.5 million of cash used to purchase treasury stock during the nine months ended September 30, 2023.

Significant Commitments and Obligations

General

See Note 7, "Leases, Commitments and Contingencies," to the condensed consolidated financial statements for our commitments and obligations for each of the next five years and thereafter.

Purchase Commitments and Options

As of September 30, 2023, we had a firm purchase commitment for 23 new E175 aircraft from Embraer with delivery dates anticipated into 2026.

At the time of each aircraft acquisition, we evaluate the financing alternatives available to us, and select one or more of these methods to fund the acquisition. In recent years, we have issued long-term debt to finance our new aircraft. At present, we intend to fund our aircraft purchase commitments through cash on hand and debt financing. Based on current market conditions and discussions with prospective leasing organizations and financial institutions, we currently believe that we will be able to obtain financing for our committed acquisitions, as well as additional aircraft. We intend to finance the firm purchase commitment for 23 E175 aircraft with approximately 75-85% debt and the remaining balance with cash.

Aircraft Lease and Facility Obligations

We also have significant long-term lease obligations, primarily relating to our maintenance and other facilities. Excluding aircraft financed by our major airline partners that we operate for them under contract, we had eight aircraft under lease with remaining terms ranging from six year to seven years as of September 30, 2023. Future minimum lease payments due under all long-term operating leases were approximately $121.0 million at September 30, 2023. Assuming a 6.1% discount rate, which is the average incremental borrowing rate we anticipate we would have incurred on debt obtained over a similar term to acquire these assets, the present value of these lease obligations would have been equal to approximately $85.7 million at September 30, 2023.

Long-term Debt Obligations

As of September 30, 2023, we had $3.1 billion of long-term debt, which consisted of $2.9 billion of debt used to finance aircraft and spare engines and $200.6 million of unsecured debt payable to U.S. Department of the Treasury. The average effective interest rate on our debt was approximately 4.1% at September 30, 2023.

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

We have guaranteed $19.8 million in promissory notes of a third party in the event the third party defaults on its payments. The promissory notes are secured by the third party’s aircraft and engines.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

In the past, we have not experienced sustained material difficulties with fuel availability, and we currently expect to be able to obtain fuel at prevailing prices in quantities sufficient to meet our future needs. Pursuant to our contract flying arrangements, United, Delta, American and Alaska have agreed to bear the economic risk of fuel price fluctuations on our contracted flights. We bear the economic risk of fuel price fluctuations on our prorate operations. For the nine months ended September 30, 2023, approximately 12.8% of our total flying agreements revenue was derived from prorate agreements. For the nine months ended September 30, 2023, the average price per gallon of aircraft fuel was $3.71. For illustrative purposes only, we have estimated the impact of the market risk of fuel price fluctuations on our prorate operations using a hypothetical increase of 25% in the price per gallon we purchase. Based on this hypothetical assumption, we would have incurred an additional $15.6 million in fuel expense for the nine months ended September 30, 2023.

Interest Rates

As of September 30, 2023, our long-term debt had fixed interest rates. We currently intend to finance the acquisition of aircraft through manufacturer financing or long-term borrowings. Changes in interest rates may impact our actual cost to acquire future aircraft. To the extent we place new aircraft in service under our capacity purchase agreements with United, Delta, American, Alaska or other carriers, our capacity purchase agreements currently provide that reimbursement rates will be adjusted to reflect the interest rates effective at the closing of the respective aircraft financing. A hypothetical 50 basis point change in market interest rates would not have a material effect on our financial results.

Labor and Inflation Risk

The global economy has experienced, and continues to experience high rates of inflation. We cannot predict how long these inflationary pressures will continue, or how they may change over time, but we expect to see continued impacts on the global economy and our Company.

As a result, our costs have become, and we expect they will continue to be, subject to significant inflationary pressures, and we may not be able to fully offset such higher costs through price increases under our capacity purchase agreements. Salaries, wages and benefits expense represented 47.0% of our total operating expense for the nine months ended September 30, 2023. For illustrative purposes, a hypothetical increase of 25% to our salaries, wages and benefits during the nine months ended September 30, 2023, would have increased our operating expenses by approximately $247.7 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2023, those controls and procedures were effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

During the nine months ended September 30, 2023, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities. As of September 30, 2023, our management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on our financial position, liquidity or results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has adopted stock repurchase programs which authorize us to repurchase shares of our common stock in the public market or in private transactions, from time to time, at prevailing prices. Our current stock repurchase program was authorized in May 2023 for the repurchase of up to $250.0 million of our common stock. The following table summarizes the repurchases under our stock purchase program during the three months ended September 30, 2023:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in Thousands)
July 1, 2023 - July 31, 2023	363,957	$41.21	363,957	$170,922
August 1, 2023 - August 31, 2023	477,258	$41.91	477,258	$150,922
September 1, 2023 - September 30, 2023	350,743	$42.77	350,743	$135,922
Total	1,191,958	$41.95	1,191,958	$135,922
(1)	In May 2023, our Board of Directors approved a stock purchase program, which superseded our prior repurchase program and authorized us to repurchase up to $250.0 million of our common stock. Purchases are made at management’s discretion based on market conditions and financial resources. As of September 30, 2023, we had repurchased 3,253,530 shares of our common stock for $114.1 million and had $135.9 million remaining availability under the May 2023 authorization.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer
32.2	Certification of Chief Financial Officer
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, to be signed on its behalf by the undersigned, thereunto duly authorized, on October 27, 2023.

SKYWEST, INC.

By	/s/ Robert J. Simmons
Robert J. Simmons
Chief Financial Officer