Form 10-K
period 2023-12-31
SKYWEST INC
filed 2024-02-15
CIK 793733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

The aggregate market value of the registrant’s common stock held by non-affiliates (based upon the closing sale price of the registrant’s common stock on The Nasdaq Global Select Market) on June 30, 2023 was approximately $1,725,423,470.

As of February 9, 2024, there were 40,229,334 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s proxy statement to be used in connection with the registrant’s 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report as specified. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2023.

SKYWEST, INC.

ANNUAL REPORT ON FORM 10-K

PART I

Unless otherwise indicated in this Report, “SkyWest,” “we,” “us,” “our” and similar terms refer to SkyWest, Inc., including SkyWest’s wholly-owned subsidiary SkyWest Airlines, Inc. “SkyWest Airlines” refers to our wholly-owned subsidiary SkyWest Airlines, Inc., "SkyWest Leasing" refers to our wholly-owned subsidiary SkyWest Leasing, Inc. and “SWC” refers to our wholly-owned subsidiary SkyWest Charter, LLC.

Cautionary Statement Concerning Forward-Looking Statements

Certain of the statements contained in this Report should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” “hope,” “likely,” and “continue” and similar terms used in connection with statements regarding our outlook, anticipated operations, the revenue environment, our contractual relationships, and our anticipated financial performance. These statements include, but are not limited to, statements about the continued demand for our product, the effect of economic conditions on SkyWest’s business, financial condition and results of operations, the scheduled aircraft deliveries for SkyWest in upcoming periods and the related execution of SkyWest’s fleet transition strategy and expected timing thereof, expected production levels in future periods and associated staffing challenges, pilot attrition trends, SkyWest’s coordination with United Airlines, Inc. (“United”), Delta Air Lines, Inc. (“Delta”), American Airlines, Inc. (“American”) and Alaska Airlines, Inc. (“Alaska”) (each, a “major airline partner” and together, “major airline partners”) to optimize the delivery of aircraft under previously announced agreements, the expected terms, timing and benefits related to SkyWest’s leasing and joint venture transactions, SkyWest’s provision of assets to Contour Airlines, as well as SkyWest’s future financial and operating results, plans, objectives, expectations, estimates, intentions and outlook, and other statements that are not historical facts. All forward-looking statements included in this Report are made as of the date hereof and are based on information available to SkyWest as of such date. SkyWest assumes no obligation to update any forward-looking statements unless required by law. Readers should note that many factors could affect the future operating and financial results of SkyWest and could cause actual results to vary materially from those expressed in forward-looking statements set forth in this Report. These factors include, but are not limited to the challenges of competing successfully in a highly competitive and rapidly changing industry; developments associated with fluctuations in the economy and the demand for air travel, including related to inflationary pressures, and related decreases in customer demand and spending; uncertainty regarding continued recovery from the COVID-19 pandemic and other potential future outbreaks of infectious diseases or other health concerns, and the consequences of such outbreaks to the travel industry, including travel demand and travel behavior, and our major partners in general and the financial condition and operating results of SkyWest in particular; the prospects of entering into agreements with existing or other carriers to fly new aircraft; ongoing negotiations between SkyWest and its major partners regarding their contractual obligations; uncertainties regarding operation of new aircraft; the ability to attract and retain qualified pilots, including captains, and related staffing challenges; the impact of regulatory issues such as pilot rest rules and qualification requirements; the ability to obtain aircraft financing; the financial stability of SkyWest’s major airline partners and any potential impact of their financial condition on the operations of SkyWest; fluctuations in flight schedules, which are determined by the major airline partners for whom SkyWest conducts flight operations; variations in market and economic conditions; significant aircraft lease and debt commitments; estimated useful life of long-lived assets, residual aircraft values and related impairment charges; labor relations and costs and labor shortages; the impact of global instability; rapidly fluctuating fuel costs and potential fuel shortages; the impact of weather-related, natural disasters and other air safety incidents on air travel and airline costs; aircraft deliveries; uncertainty regarding ongoing hostility between Russia and the Ukraine, as well as Israel and Hamas, and the related impacts on macroeconomic conditions and on the international operations of any of our major airline partners as a result of such conflict; and other unanticipated factors.

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

ITEM 1. BUSINESS

General

Through SkyWest Airlines, we offer scheduled passenger service to destinations in the United States, Canada and Mexico. Substantially all of our flights are operated as United Express, Delta Connection, American Eagle or Alaska Airlines flights under code-share agreements with United, Delta, American or Alaska, respectively. Code-share agreement are commercial agreements between airlines that, among other things, allow one airline to use another airline’s flight designator codes on its flights. As of December 31, 2023, we offered approximately 1,850 daily departures, of which approximately 740 were United Express flights, 580 were Delta Connection flights, 340 were American Eagle flights and 190 were Alaska Airlines flights.

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

We conduct our code-share operations with our major airline partners pursuant to various code-share agreements described under the heading “Code-Share Agreements” below.

Fleet

SkyWest has been flying since 1972. During our long operating history, we have developed an industry-leading reputation for providing quality regional airline service. As of December 31, 2023, our fleet consisted of aircraft manufactured by Embraer S.A. (“Embraer”) and MHI RJ Aviation ULC, formerly known as Bombardier Aerospace (“Bombardier”), including the E175 regional jet aircraft (“E175”), the Canadair CRJ900 regional jet aircraft (“CRJ900”), the Canadair CRJ700 regional jet aircraft (“CRJ700”) and the Canadair CRJ200 regional jet aircraft (“CRJ200”). As of December 31, 2023, we had 603 total aircraft in our fleet, including 485 aircraft in scheduled service or under contract under our code-share agreements, summarized as follows:

	E175	CRJ900	CRJ700	CRJ200	Total
United	90	—	19	89	198
Delta	85	41	9	—	135
American	20	—	90	—	110
Alaska	42	—	—	—	42
Aircraft in scheduled service or under contract	237	41	118	89	485
SWC	—	—	—	16	16
Leased to third parties	—	5	35	—	40
Other (1)	—	3	14	45	62
Total Fleet	237	49	167	150	603
(1)	As of December 31, 2023, other aircraft included: supplemental spare aircraft supporting our code-share agreements that may be placed under future code-share or leasing arrangements, aircraft transitioning between code-share agreements with our major airline partners, aircraft held-for-sale or aircraft that are scheduled to be disassembled for use as spare parts.

Bombardier and Embraer are the primary manufacturers of regional jets operated in the United States and offer many of the amenities of larger commercial jet aircraft, including flight attendant service, a stand-up cabin, overhead and under seat storage, lavatories and in-flight snack and beverage service. The Bombardier CRJ900 and CRJ700 aircraft and the Embraer E175 aircraft we operate are configured with a first-class seating section. The Bombardier CRJ200 aircraft we operate are configured with single-class seating. The speed of Bombardier and Embraer regional jets is comparable to larger aircraft operated by major airlines, and they have a range of approximately 1,600 miles and 2,100 miles, respectively. As of December 31, 2023, our fleet seat configuration by aircraft type is summarized as follows:

Manufacturer	Aircraft Type	Seat Configuration
Embraer	E175s	70-76
Bombardier	CRJ900s	70-76
Bombardier	CRJ700s	65-70
Bombardier	CRJ200s	30-50

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

As of December 31, 2023, SkyWest Leasing leased 35 CRJ700 aircraft, five CRJ900 aircraft and regional jet aircraft engines to third parties.

SkyWest Charter (SWC)

In 2022, we formed a new subsidiary, SWC, which had its first revenue generating flight in May 2023. SWC offers on-demand charter service using CRJ200 aircraft in a 30-seat configuration. As of December 31, 2023, SWC had 16 aircraft available for on-demand charter service.

Competition and Economic Conditions

The airline industry is highly competitive. We compete principally with other regional airlines. Our operations extend throughout most major geographic markets in the United States. Our competition includes, therefore, nearly every other domestic regional airline. Our primary competitors include Air Wisconsin Airlines Corporation (“Air Wisconsin”); Endeavor Air, Inc. (“Endeavor”) (owned by Delta); Envoy Air Inc. (“Envoy”), PSA Airlines, Inc. (“PSA”) and Piedmont Airlines (“Piedmont”) (Envoy, PSA and Piedmont are owned by American); Horizon Air Industries, Inc. (“Horizon”) (owned by Alaska Air Group, Inc.); GoJet Airlines, LLC (“GoJet”); Mesa Air Group, Inc. (“Mesa”); and Republic Airways Holdings Inc. (“Republic”). Major airlines typically award code-share flying agreements to regional airlines based primarily upon the following criteria: ability to fly contracted schedules, availability of labor resources, including pilots, low operating cost, financial resources, geographical infrastructure, overall customer service levels relating to on-time arrival and flight completion percentages and the overall image of the regional airline. Additionally, each major airline may be limited in the number and type of regional aircraft it may use in its network due to agreements the major airline has with its own labor groups, commonly referred to in the industry as “scope limitations.” Given our major airline partners’ scope limitations, we currently do not operate a regional aircraft configured with more than 76 seats.

The principal competitive factors for regional airline code-share agreements include labor resources, code-share agreement terms, reliable flight operations, operating cost structure, ability to finance new aircraft, certification to operate certain aircraft types and geographical infrastructure supporting markets and routes served.

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

Regional Airline Pilot Constraints

As passenger demand in the airline industry recovered from the COVID-19 pandemic in 2020, the number of regional airline captains and first officers hired by major airlines and low-cost carriers significantly increased. As a result, we experienced a high level of captain and first officer attrition beginning in 2021 that has continued through 2023. Higher attrition rates have negatively impacted our ability to operate flight schedules requested by our major airline partners, which was the leading factor in our year-over-year decline in both flights completed and block hours incurred from 2021 to 2023.

Capacity and flight schedule impact. We completed the following number of flights and related block hours in 2023, 2022 and 2021:

	For the year ended December 31,
	2023	2022	2021
Departures	691,962	739,388	749,943
Block hours	1,140,443	1,254,392	1,319,628

Liquidity

At December 31, 2023, we had $906.0 million in total available liquidity, consisting of $835.2 million in cash, cash equivalents and marketable securities, and $70.8 million available for borrowing under our line of credit.

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

Regional airlines generally do not try to establish an independent route system and compete with the major airlines. Rather, regional airlines typically enter into agreements with one or more major airlines, pursuant to which the regional airline agrees to use its smaller, lower-cost aircraft to carry passengers booked and ticketed by the major airline between a hub of the major airline and a smaller outlying city. In exchange for such services, the major airline pays the regional airline either fixed fees to operate the flight, termed “capacity purchase agreement,” “flying contract,” “fixed-fee arrangement,” or a “fixed-fee contract,” or the regional airline receives a percentage of applicable passenger ticket revenues on designated flights operated by the regional airline, termed “prorate agreement” as described in more detail below.

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

●	Capacity Purchase Arrangements. Under a capacity purchase arrangement, the major airline generally pays the regional airline a fixed-fee for each departure, flight hour (measured from takeoff to landing, excluding taxi time) and block hour (measured from takeoff to landing, including taxi time) and an amount per aircraft in service each month with additional incentives based on completion of flights, on-time performance and other operating metrics. The regional airline typically acquires or finances the aircraft used under the capacity purchase arrangement, which is accounted for as a lease of the aircraft to our major airline partner. In addition, under a capacity purchase arrangement, the major airline bears the risk of fuel price fluctuations and certain other costs. Regional airlines benefit from capacity purchase arrangements because they are protected from some of the elements that typically cause volatility in airline financial performance, including variations in ticket prices, number of passengers onboard each flight and increasing fuel prices. However, regional airlines in capacity purchase arrangements generally do not benefit from positive trends in ticket prices, ancillary revenue, such as baggage and food and beverage fees, the number of passengers enplaned or decreasing fuel prices, because the major airlines retain passenger fare volatility risk and fuel costs associated with the regional airline flight.
●	Prorate Arrangements. Under a prorate arrangement, the major airline and regional airline negotiate a passenger fare proration formula for specifically identified routes, pursuant to which the regional airline receives a percentage of the ticket revenues for those passengers traveling for one portion of their trip on the regional airline and the other portion of their trip on the major airline. On the other hand, the regional airline receives all of the passenger fare when a passenger purchases a ticket on a route solely operated by the regional airline. Substantially all costs associated with the regional airline flight are borne by the regional airline. In a prorate arrangement, the regional airline may realize increased profits as ticket prices and passengers carried increase or fuel prices decrease and, correspondingly, the regional airline may realize decreased profits as ticket prices and passengers carried decrease or fuel prices increase.

We have code-share agreements with United, Delta, American and Alaska. During the year ended December 31, 2023, approximately 87% of our flying agreements revenue related to capacity purchase agreement flights, where United, Delta, American and Alaska controlled scheduling, ticketing, pricing, and seat inventories. The remainder of our flying agreements revenue during the year ended December 31, 2023, related to prorate flights for United or Delta, where we controlled scheduling, pricing and seat inventories on certain prorate routes, and shared passenger fares with United or Delta according to prorate formulas and SWC flights. The routes placed under our prorate arrangements typically include flight service between one of our partners’ hub cities and a city not served under our capacity purchase arrangements.

Under our capacity purchase arrangements, our major airline partners compensate us for our costs of owning or leasing the aircraft on a monthly basis. The aircraft compensation structure varies by agreement but is intended to cover either our aircraft principal and interest debt service costs or our aircraft depreciation and interest expense while the aircraft is under contract. The number of aircraft under our capacity purchase arrangements and our prorate arrangements as of December 31, 2023 is reflected in the summary below. The following summaries of our code-share agreements with our major airline partners do not purport to be complete and are qualified in their entirety by reference to the applicable agreement.

United Express Agreements

Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
United Express Agreements (capacity purchase agreement)	• E175 • CRJ 700 • CRJ 200	90 19 70	• Individual aircraft have scheduled removal dates under the agreement between 2024 and 2029 • The average remaining term of the aircraft under contract is 2.7 years
United Express Prorate Agreement (prorate agreement)	• CRJ 200	19*	• Terminable with 120-day notice
Total under United Express Agreements		198

Delta Connection Agreements

3
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
Delta Connection Agreement (capacity purchase agreement)	• E175 • CRJ 900 • CRJ 700	85 35 5	• Individual aircraft have scheduled removal dates from 2024 to 2034 • The average remaining term of the aircraft under contract is 4.8 years
Delta Connection Prorate Agreement (prorate agreement)	• CRJ 900 • CRJ 700	6* 4*	• Terminable with 30-day notice
Total under Delta Connection Agreements		135

American Capacity Purchase Agreement

Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
American Agreement (capacity purchase agreement)	• E175 • CRJ 700	20 90	• Individual aircraft have scheduled removal dates from 2024 to 2032 • The average remaining term of the aircraft under contract is 3.1 years
Total under American Agreement		110

Alaska Capacity Purchase Agreement

Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
Alaska Agreement (capacity purchase agreement)	• E175	42	• Individual aircraft have scheduled removal dates from 2030 to 2034 • The average remaining term of the aircraft under contract is 7.5 years

* Our prorate agreements are based on specific routes, not a specific aircraft count. The number of aircraft listed above for each prorate agreement approximates the number of aircraft the Company uses to serve the prorate routes.

In addition to the aircraft operating under the respective arrangements outlined above, we have agreed with our major airline partners to place additional aircraft under capacity purchase arrangements as summarized below. We are coordinating with our major airline partners to optimize the timing of upcoming fleet deliveries and the delivery timing referenced below is subject to change.

●	Capacity purchase agreement with United for 19 new E175 aircraft. Four new E175 aircraft are currently scheduled for delivery in 2024, seven new E175 aircraft are scheduled for delivery in 2025 and eight new E175 aircraft are scheduled for delivery in 2026. We anticipate financing the aircraft through debt.
●	Capacity purchase agreement with Delta for one new E175 aircraft. The delivery date for the new E175 aircraft is currently scheduled for 2024. We anticipate financing the aircraft through debt.
●	Capacity purchase agreement with Alaska for one new E175 aircraft. The delivery date for the new E175 aircraft is currently scheduled for 2025. We anticipate financing the aircraft through debt.

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

The Delta Connection Agreement has a latest scheduled termination date of 2034. The Delta Connection Agreement is subject to early termination in various circumstances, including:

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

Training and Aircraft Maintenance

We provide substantially all training to our crew members and maintenance personnel at our training facilities. Our employees perform routine airframe and engine maintenance along with periodic inspections of equipment at our maintenance facilities. We also use third-party vendors for certain airframe and engine maintenance work.

Fuel

Our capacity purchase agreements with United, Delta, American and Alaska require the respective major airline partner to pay for fuel costs, either directly to the fuel vendor or to reimburse us for the fuel costs we incur under those agreements, thereby reducing our exposure to fuel price fluctuations. Under our prorate agreements with United and Delta, we are responsible for the costs to operate the flights, including fuel costs, and therefore we are exposed to fuel price fluctuations for flights operated under our prorate agreements. During the year ended December 31, 2023, our major airline partners purchased the majority of the fuel for our aircraft flying under their respective capacity purchase agreements directly from their fuel vendors or, when applicable, reimbursed us for the fuel costs we incurred under the capacity purchase agreements. Historically, we have not experienced sustained material problems with the availability of fuel and believe we will be able to obtain fuel in quantities sufficient to meet our existing and anticipated future requirements at competitive prices. We typically purchase fuel from third-party suppliers for our prorate agreements. A substantial increase in the price of jet fuel for flights we operate under our prorate agreements, or the lack of adequate fuel supplies in the future, could have a material adverse effect on our business, financial condition, results of operations or liquidity.

Human Capital Resources

Employee Profile

As of December 31, 2023, we employed 13,121 total employees, consisting of 4,410 pilots, 4,135 flight attendants, 1,633 airport operations personnel, 1,328 maintenance technicians, 821 other maintenance personnel, 170 dispatchers and 624 operational support and administrative personnel. Our total employees at December 31, 2023, included 1,651 part-time employees. As of December 31, 2023, all our employees are employed by SkyWest Airlines or to a limited extent, by SWC. Certain SkyWest Airlines employees also provide administrative support to the SkyWest Leasing segment. Approximately 89.0% of these employees were represented by in-house labor associations that have entered into collective bargaining agreements regarding employee compensation and work rules. None of these employees are currently represented by an outside union. Outside union organizing efforts among our employees do occur from time to time and may continue in the future. If unionization efforts are successful, we may be subjected to increased risks of work interruption or stoppage and/or incur additional expenses associated with a change in labor representation of our employees. SkyWest Airlines has never experienced a work stoppage due to a strike or other labor dispute, and we consider our relationships with our employees to be good.

Our relations with labor are governed by the Railway Labor Act (the “RLA”), the federal law governing labor relations between air carriers and their employees. Under the RLA, a collective bargaining agreement between an airline and a labor representative does not expire, but instead becomes amendable as of a stated date. If either party wishes to modify the terms of any such agreement, it must notify the other party in the manner prescribed by the RLA and/or described in the agreement. After receipt of such notice, the parties must meet for direct negotiations, and if no agreement is reached, either party may request the National Mediation Board to initiate a process including mediation, arbitration, and a potential “cooling off” period that must be followed before either party may engage in “self-help.” “Self-help” includes, among other things, a strike by the representative or the imposition of proposed changes to the collective bargaining agreement by the airline. The U.S. Congress and the President have the authority to prevent “self-help” by enacting legislation that, among other things, imposes a settlement on the parties. We respect all employees’ legal rights, including the rights to free association and collective bargaining. This includes the right to decide whether to be represented by a union. Under the RLA, employees have the right to decide whether they wish to be represented by a union. They also have the right to reject union representation.

In September 2022, we entered into a collective bargaining agreement with our pilots, increasing the pay rates for pilots. Additionally, during the years ended December 31, 2023 and December 31, 2022, we amended our capacity purchase agreements with our major airline partners which resulted in higher compensation as a result of our increased labor costs. We have also worked with our other operational workgroups to secure significant increases in each of their pay scales and bonuses, including a 35% increase in starting pay for SkyWest flight attendants in 2023.

Culture

At SkyWest our people are our most valued assets, and the success of our business is dependent on having a collaborative, engaged and effective workforce. We respect every individual's quality of life and are committed to promoting integrity and trust in all we do. We strive to be the partner of choice and employer of choice.

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

Ongoing Training and Retention. SkyWest invests in retaining its professionals by providing a range of talent development opportunities, including mandatory compliance training, new hire training and general professional development, as well as engaging in the training of leaders through leadership development courses. Our training programs include full-motion flight simulators for pilots, on-the-job training for technicians, and cabin trainers for flight attendants. We also reinforce our guiding principles, including but not limited to, health and safety, personal and corporate integrity, excellent service and quality, and respect and teamwork through our training and development programs, as well as through our employee appreciation and recognition programs.

During 2022 and 2023, we experienced significant turnover of our pilots, specifically our captains and experienced first officers. As we work to train and promote our first officers to captains, we anticipate incurring continued elevated training costs in 2024.

Diversity & Inclusion

Our approach is to hire the best qualified individuals, regardless of race, religion, gender, national origin, disability, sexual orientation or similar classifications. As of December 31, 2023, approximately 44% and 31% of our workforce were women and people of color, respectively. We believe every employee brings unique education, skills and life experiences to SkyWest that supplement our ability to achieve our commitment to excellence and to our customers and passengers. As part of SkyWest’s commitment to diversity, we have:

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

Total Rewards

SkyWest Airlines operates in a customer-focused, team-based environment and provides opportunities for dedicated individuals to develop their career while receiving competitive compensation, benefits and rewards. Our employees receive several compensation benefits, including but not limited to:

●	Competitive wages and incentives based on our operating performance goals,
●	Multiple insurance options including health care, disability coverage and life insurance coverage,
●	Access to a 401(k) plan with matching contributions and an employee stock purchase plan,
●	Employee assistance programs that provide confidential counseling or psychiatric care,
●	Free access to financial advisors for personal finance guidance and education,
●	A variety of resources that promote scheduling flexibility with paid time away from work, and
●	Space-available travel privilege programs for employees and eligible family members through our major airline partner programs.

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

As the largest regional airline in the United States, we remain committed to working with our major airline partners to lower our environmental footprint while continuing to offer the best service to our customers and the communities we serve. Our largest source of emissions and environmental impact comes from utilizing jet fuel on flights operated under our code-share agreements with our major airline partners. Under our capacity purchase agreements, our major airline partners purchase the aircraft fuel we consume, select the aircraft type we operate, and set flight schedules, all of which are variables which impact fuel consumption efficiencies. During 2023, we produced approximately 5.0 million metric tons of CO2e from fuel burned, using industry emissions factors, on flights we operated under our code-share agreements. We are largely dependent on direction from our major airline partners regarding long-term fuel saving initiatives such as engine innovations reducing fuel consumption, use of sustainable alternative fuels, carbon sequestration programs, air traffic flow routing efficiencies, and similar initiatives. Each of our major airline partners may pursue alternative strategies and goals to reduce carbon emissions on flights we operate under our code-share agreements that may impact the rate at which we are able to reduce our carbon emissions, if at all. We anticipate our major airline partners will take responsibility for carbon emissions incurred on our contract flights.

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

We have entered into a strategic partnership with Eve UAM, LLC (“Eve UAM”), an Embraer company, to develop a network of deployment for Eve UAM’s electric vertical takeoff and landing (“eVTOL”) aircraft. This partnership includes the option for SkyWest to purchase up to 100 eVTOL aircraft. Eve UAM anticipates its four-passenger eVTOL aircraft will be certified and available for service after 2026.

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

Additional Information

We were incorporated in Utah in 1972. Our principal executive offices are located at 444 South River Road, St. George, Utah 84790, and our primary telephone number is (435) 634-3000. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act are available free of charge on our website at inc.skywest.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). The SEC also maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. We use our investor relations website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Investors should monitor our website, in addition to following our press releases, SEC filings and public conference calls and webcasts. Information relating to our corporate governance is also included on our investor relations website. The information in or accessible through the SEC and our website are not incorporated into, and are not considered part of, this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only. In addition, we provide electronic or paper copies of our SEC filings free of charge upon request.

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

Risks That May Disrupt Our Operations

We have experienced, and may continue to experience, difficulty in retaining and upgrading qualified pilots.

Our operations rely on recruiting and training qualified pilots. FAA regulations regarding personnel certification and qualifications have limited, and along with potential future changes in FAA regulations, could continue to limit, the number of qualified new entrants that we could hire. In the event we are unable to hire qualified pilots, we may be unable to operate requested flight schedules under our capacity purchase agreements, which could result in a reduction in revenue and operating inefficiencies, such as incremental new-hire training costs, and our business and financial condition could be adversely affected.

Our operations also rely on retaining qualified pilots, including captains and first officers. Our pilots may seek employment at major airlines, low-cost carriers or cargo carriers, which generally offer higher salaries and more extensive benefit programs than regional airlines. In response to the COVID-19 pandemic, several major airlines offered their employees early retirement programs in 2020 and may continue to hire significant levels of pilots in the near term. As a result, we have experienced elevated levels of pilot attrition, particularly attrition of our captains, which may continue in the future. As we have worked to upgrade our first officers to captains, our attrition levels exceeded our upgrade and replacement levels during 2023. Our shortage of captains resulted in a reduction of our flight schedules with our major airline partners in 2023 compared to 2022. There is no assurance that our block hour production in 2024 will exceed our block hour production in 2023. Operating at reduced flying schedules results in operating inefficiencies which negatively impacts our financial results. Further, in September 2022, we increased pay rates for our pilots; however, there is no assurance our current pay rates will have a significant impact on retaining and upgrading our pilots, which could negatively impact our operations. If we request our major airline partners to reduce our flight schedules due to pilot or other labor shortages, our major airline partners may seek to enforce financial penalties or reduce the compensation otherwise payable to us under our capacity purchase agreements, which would likely have a negative impact on our revenues and adversely impact our financial condition.

We have experienced, and may continue to experience, difficulty recruiting and retaining other operational personnel.

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

Our operations and financial condition are affected by many changing economic and other conditions beyond our control, including, among others:

●	disruptions in the credit markets, which may impact availability of price competitive financing;
●	actual or potential changes in international, national, regional and local economic, business and financial conditions, including recession, inflation, higher interest rates, public health emergencies (including the COVID-19 pandemic and related variants), wars (including the ongoing conflict between Russia and the Ukraine and Israel and Palestine), terrorist attacks or political instability;
●	impact on workforce availability and economic uncertainty;
●	potential resurgence of COVID-19 or future public health threats similar to COVID-19 could negatively impact demand and the industry;
●	changes in consumer preferences, perceptions, spending patterns or demographic trends;
●	changes in the competitive environment due to industry consolidation, new airlines entering the market, our major airline partners operating smaller sized aircraft that may reduce the demand for regional aircraft and other factors;

●	actual or potential disruptions to U.S. air traffic control systems;
●	interference on aviation equipment from the deployment of 5G wireless telecommunications systems;
●	price of jet fuel and oil that may negatively impact the number of flights we are scheduled to operate by our major airline partners under our capacity purchase agreements and may negatively impact the profitability of our prorate agreements;
●	outbreaks of diseases and other illnesses that affect travel behavior; and
●	weather and natural disasters.

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

Cybersecurity incidents, hardware or software failures or other information technology disruptions may negatively impact our operations, reputation and financial condition.

The performance and reliability of our technology are critical to our ability to compete effectively. Any internal technological error, failure or large-scale external interruption in the information systems, networks, hardware, software and technological infrastructure we depend on, such as U.S. air traffic control systems, power, telecommunications or the internet (collectively, “IT Systems”), may disrupt our internal network, impact our ability to conduct our business and result in increased costs. Our IT Systems (including those provided by third parties) and information about our employees and other individuals and proprietary information belonging to our business such as trade secrets (“Confidential Information”) are vulnerable to a variety of sources of interruption due to events beyond our control, including natural disasters, terrorist attacks, telecommunications or IT System failures, computer viruses, hackers and other security issues.

In addition, we face numerous and evolving cybersecurity risks that threaten the security, confidentiality, integrity and availability of our IT Systems and Confidential Information, including from diverse threat actors such as state-sponsored organizations, opportunistic hackers and hacktivists, as well as through diverse attack vectors, such as social engineering/phishing, security breaches, malfeasance by insiders, human or technological error, computer viruses, malicious or destructive code, misconfigurations, “bugs” or other vulnerabilities in commercial software that is integrated into our (or our service providers’) IT Systems, products or services, malware (including ransomware) and other attacks, including through fraud or other means of deception. The methods used to obtain unauthorized access, disable or degrade service or attack or sabotage systems are constantly evolving, and threat actors are becoming increasingly sophisticated in using techniques and tools – including artificial intelligence – that circumvent security controls, evade detection and remove forensic evidence. As a result we may be unable to anticipate or to detect, investigate, remediate or recover from attacks or incidents for long periods of time. Further, we may not be able to prevent all data breaches, misuses of data (including Confidential Information) or other cybersecurity incidents.

There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information. Because we rely on third party vendors and service providers for functions critical to our business, including information technology infrastructure and services, successful cyberattacks that disrupt or result in unauthorized access to third party IT Systems can materially impact our operations and financial results. Remote and hybrid working arrangements at our company (and at many third-party service providers) also increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks.

We and certain of our third-party service providers have in the past experienced cybersecurity incidents and we expect such incidents to continue in varying degrees. As further described in “Item 1C. Cybersecurity” we had a cybersecurity incident in 2021, but based on our assessment, we do not believe the incident has or will materially affect us, including our operations, business strategy, results of operations or financial condition. While to date no incidents have had a material impact on our operations or financial results, we cannot guarantee that material incidents will not occur in the future. Any cybersecurity incident or other adverse impact to the availability, integrity or confidentiality of our IT Systems or Confidential Information could compromise our ability to operate flights or technology systems, result in the loss of Confidential Information, legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, liability or regulatory penalties, disruption to our operations, damage to our reputation, loss of existing or future customers and/or significant incident response, system restoration or remediation and future compliance costs. Any or all of the foregoing could adversely affect our business, results of operations and financial condition.

Interruptions or disruptions in service at one of our hub airports, due to weather, system malfunctions or for any other reason, could have a material adverse impact on our operations.

We currently operate primarily through hubs supporting our major airline partners’ route networks across the United States. Nearly all of our flights either originate from or fly into one of these hubs. Our revenues depend primarily on our completion of flights and secondarily on service factors such as timeliness of departure and arrival. Any interruptions or disruptions could, therefore, severely and adversely affect us. Extreme weather such as hurricanes or tornados can cause flight disruptions, and, during periods of storms or adverse weather, our flights may be canceled or significantly delayed. We operate a significant number of flights to and from airports with potential winter related or other weather difficulties, including but not limited to, Chicago, Denver, Detroit, Minneapolis, Salt Lake City and San Francisco. A significant interruption or disruption in service at one of our hubs, due to adverse weather, system malfunctions, airport construction, security closures or otherwise, could result in the cancellation or delay of a significant portion of our flights and, as a result, could have a severe adverse impact on our operations and financial performance.

The occurrence of an aviation accident involving our aircraft would negatively impact our operations and financial condition.

An accident or incident involving one of our aircraft could result in significant potential claims of injured passengers and others, as well as repair or replacement of a damaged aircraft and its consequential temporary or permanent loss from service. In the event of an accident, our liability insurance may not be adequate to offset our exposure to potential claims and we may be forced to bear substantial losses from the accident. Substantial claims resulting from an accident in excess of our related insurance coverage would harm our operational and financial results. Moreover, any aircraft accident or incident, even if fully insured, could cause a public perception that our operations are less safe or reliable than other airlines and could affect our relationships with our major airline partners. In addition, any accident or incident involving a type of aircraft in our fleet could result in air travelers being reluctant to fly on our aircraft, and adversely impact our business, results of operations and financial condition.

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

Compliance, or failure to comply, with new or existing laws, regulations and other requirements relating to the privacy, security and handling of information about individuals could adversely affect our business, results of operations, or financial condition.

We receive information related to employees and other individuals in order to run our business. Laws, regulations and other requirements relating to the privacy, security and handling of information about individuals, alongside the application and interpretation of such requirements, are constantly evolving and developing and subject to change. There has been heightened legislative and regulatory focus on data privacy and security in the United States and elsewhere, including in relation to cybersecurity incidents, and it is possible that new laws, amendments to or interpretations of existing laws, regulations and other requirements may require us to incur significant costs, implement new processes or change our handling of information and business operations. In addition, any failure or perceived failure by us to comply with laws, regulations and other requirements relating to the privacy, security and handling of information could result in legal claims or proceedings (including class actions), regulatory investigations or enforcement actions. We could incur significant costs in investigating and defending such claims and, if found liable, pay significant damages or fines or be required to make changes to our business. Further, these proceedings and any subsequent adverse outcomes may subject us to significant negative publicity and an erosion of trust. If any of these events were to occur, our business, results of operations, and financial condition could be materially adversely affected.

Terrorist activities or warnings have dramatically impacted the airline industry and will likely continue to do so.

The terrorist attacks of September 11, 2001 and their aftermath have negatively impacted the airline industry in general, including our operations. If additional terrorist attacks are launched against the airline industry, there will be lasting consequences of such attacks, which may include loss of life, property damage, increased security and insurance costs, increased concerns about future terrorist attacks, increased government regulation and airport delays due to heightened security. Additionally, terrorist attacks and the fear of such attacks could negatively impact the airline industry, and result in decreased passenger traffic and yields, increased flight delays or cancellations associated with new government mandates, as well as increased security, fuel and other costs. We cannot provide any assurance that these events will not harm the airline industry generally or our operations or financial condition in particular.

Risks Related to Our Code-Share Agreements with Our Major Airline Partners

Our business model is dependent on code-share agreements with four major airline partners.

Our business model depends on major airlines electing to contract with us instead of operating their own aircraft or regional jets. Some regional airlines are owned by a major airline. We have no guarantee that in the future our major airline partners will choose to enter into contracts with us instead of operating their own aircraft or regional jets or award more flying contracts to another regional airline. Our major airline partners are not prohibited from doing so under our code-share agreements. A decision by any of our major airline partners to phase out code-share relationships and instead acquire and operate their own regional jets or regional airline, or award more flying contracts to another regional airline, could have a material adverse effect on our financial results. Additionally, our major airline partners may be limited in the number of regional aircraft they can operate in their network due to aircraft scope limitations they have with their labor groups. Scope limitations could limit our ability to increase the number of aircraft operating under our code-share agreements.

As of December 31, 2023, 333 out of our total 485 aircraft in scheduled service were operating under a capacity purchase arrangement or a prorate agreement with either United or Delta. If our code-share relationship with United or

Delta were terminated, our operations would be significantly impacted and we would not likely have an immediate source of revenue or earnings to offset such loss. A termination of either of these relationships would likely have a material adverse effect on our financial condition, operating revenues and net income unless we are able to enter into satisfactory substitute arrangements for the utilization of the affected aircraft by other code-share partners, or, alternatively, obtain the airport facilities and gates and make the other arrangements necessary to fly as an independent airline. We may not be able to enter into substitute code-share agreements, and any such arrangements we might secure may not be as favorable to us as our current agreements. Operating an airline independent from major airline partners would be a significant departure from our business plan and would likely require significant time and resources and may not be a viable alternative.

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

Under our capacity purchase agreements with our major airline partners, a portion of our compensation is based on pre-determined rates that are applied to our production, such as block hours, for the period. We also receive fixed monthly payments related to overhead costs and aircraft ownership costs from our major airline partners. Reduced utilization of our aircraft under our capacity purchase agreements will likely have a material adverse impact on the results of our operations and financial condition. During the year ended December 31, 2022, we amended our capacity purchase agreements with certain major airline partners that reduced certain future contractual fixed monthly payments and increased future contractual variable payments. A compensation structure that is weighted more to utilization and less to fixed payments could have a material adverse impact on the results of our operations and financial condition if utilization levels decrease. Additionally, amendments to our capacity purchase agreements that result in changes to our future scheduled fixed monthly payments will likely impact the timing of our revenue recognition. During the year ended December 31, 2023, the revenue we recognized was $242.5 million less than the fixed monthly cash payments received, primarily due to the capacity purchase agreement amendments we executed during the 2022 year. Although we currently anticipate we will recognize previously deferred revenue throughout 2024, future contract amendments or reduced utilization levels of our aircraft could negatively impact the timing of our revenue recognition.

Our major airline partners may experience events that negatively impact their financial strength or operations, which may also negatively impact our operations.

Our business model relies significantly on our major airline partners, and we may be negatively affected by their financial and operating strength. Events impacting airline travel, including pandemics such as COVID-19, that negatively impact the financial strength of our major airline partners or have a long-term effect on the use of our major airline partners by airline travelers would likely have a material adverse effect on our business, financial condition and results of operations. If our major airline partners experience adverse effects to their operational or financial condition, they may be unable to make payments due to us under their capacity purchase agreements or may need to reduce utilization of our aircraft. Additionally, if one of our major airline partners undergoes bankruptcy, our agreement with such partner may not be assumed in bankruptcy and could be terminated. This and other events, which are outside of our control, could have a material adverse effect on our business, financial condition and results of operations.

Our growth may be limited with our major airline partners' flight systems.

Additional growth opportunities within our major airline partners’ flight systems are limited by various factors, including a limited number of regional aircraft each major airline partner can operate in its regional network due to scope limitations in its own labor agreements. Except as contemplated by our existing code-share agreements, we cannot be sure that our major airline partners will contract with us to fly any additional aircraft. We may not receive additional growth opportunities, or we may agree to modifications to our code-share agreements that reduce certain benefits to us in order to obtain additional aircraft, or for other reasons. Given the competitive nature of the airline industry, we believe limited growth opportunities may result in competitors accepting reduced margins and less favorable contract terms in order to secure new or additional code-share operations. Even if we are offered growth opportunities by our major airline partners, those opportunities may involve economic terms or financing commitments that are unacceptable to us. Additionally, our major airline partners may reduce the number of regional jets in their system by not renewing or extending existing flying arrangements with regional operators. Any one or more of these factors may reduce or eliminate our ability to expand our flight operations with our existing major airline partners.

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

Due, in part, to the dynamic nature of the airline industry, major airlines may also make other strategic changes, such as changing or consolidating hub locations or operating mainline aircraft on routes previously served using regional aircraft. If our major airline partners were to make changes such as these in their strategy and operations, our operations and financial results could be adversely impacted.

Our prorate arrangements with our major airline partners may not return to pre-pandemic revenue levels and are terminable upon notice of 120 days or less.

Our prorate revenue in 2023 continued to be negatively impacted by captain attrition to other airlines, and there is no assurance our prorate revenue will return to pre-pandemic levels in 2024 or thereafter. We may continue to reduce the volume of flying under our prorate arrangements in the future based on several factors including, but not limited to, passenger demand on prorate routes and labor availability.

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

We recently began operating on-demand charter flights through our wholly-owned subsidiary, SWC, and such operations involve significant risk.

In 2022 we formed a new subsidiary, SWC, which had its first revenue generating flight in May 2023. SWC offers on-demand charter service using CRJ200 aircraft in a 30 or less seat configuration under its own FAA operating certificate. As we grow operations, there may be significant risks, including that SWC may divert management’s attention or the Company’s resources from our core business and strategies and that the objectives of SWC may not materialize or may take longer to materialize than anticipated.

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

Risks Related to Our Operating Costs and Personnel

Increases in labor costs, including pilot costs, flight attendant costs, maintenance costs and overhead costs may result in lower operating margins under our capacity purchase agreements.

Our business is labor intensive, requiring large numbers of pilots, flight attendants, mechanics and other personnel. Labor costs constitute a significant percentage of our total operating costs. Increases in our labor costs could result in a material reduction in our earnings. For example, during the year ended December 31, 2023 and 2022, our salary, wage and benefit costs constituted approximately 46.7% and 42.9% of our total operating costs, respectively. In September 2022, we entered into a collective bargaining agreement with our pilots, increasing the pay rates for pilots. Our inability to offset increased labor costs through rate increases under our capacity purchase agreements with all our major airline partners could negatively impact our operating costs. Currently, we believe our labor costs are competitive relative to other regional airlines. However, we cannot provide assurance that our labor costs going forward will remain competitive because of changes in supply and demand for labor in the regional airline industry. We compete against other airlines and businesses for labor in many highly skilled positions. If we are unable to hire, train and retain qualified employees at a reasonable cost, sustain employee engagement in our strategic vision, or if we are unsuccessful at implementing succession plans for our key staff, we may be unable to grow or sustain our business. Labor costs to recruit, incentivize and retain skilled employees may significantly increase in the future due to increased competition for the limited number of qualified industry personnel. Attrition rates that exceed our ability to hire and replace applicable workgroups could negatively impact our ability to generate revenue, negatively impact our operating results, increase our training and labor costs and our business prospects could be harmed.

Additionally, under our capacity purchase agreements with United, Delta, American and Alaska, a portion of our compensation is based upon pre-determined rates typically applied to production statistics (such as departures, block hours, flight hours and number of aircraft in service each month). The primary operating costs intended to be compensated by the pre-determined rates include our labor and training costs, certain aircraft maintenance expenses and overhead costs. During the year ended December 31, 2023, approximately 91.9% of our code-share operating costs were reimbursable at pre-determined rates and 8.1% of our code-share operating costs were directly reimbursed costs, often referred to as pass-through costs. Additionally, our aircraft maintenance costs may increase annually as our fleet ages at a higher rate than our pre-determined rates in our capacity purchase agreements. Also, on an individual aircraft basis, various in-depth maintenance procedures are typically scheduled to occur at multi-year intervals, which can result in maintenance expense fluctuations year-to-year. If our operating costs for labor, aircraft maintenance and overhead costs exceed the compensation earned from our pre-determined rates under our capacity purchase arrangements, our financial position and operating results will be negatively affected.

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

Our employees are represented by in-house associations; however, organizing efforts to join national unions among those employees occur from time to time. Such efforts will likely continue in the future and may ultimately result in some or all of our employees being represented by one or more national unions. If our employees were to unionize or be deemed to be represented by one or more national unions, negotiations with these unions could divert management’s attention and disrupt operations, which may result in low employee morale and inefficient work rules and may limit our ability to adjust to market compensation in a timely manner and negatively impact our financial results. Moreover, we cannot predict the outcome of any future negotiations relating to union representation or collective bargaining agreements. A national union soliciting to represent our employees may represent employees at mainline carriers or other regional airlines and may have conflicting interests with those of our employees or SkyWest. Agreements reached in union-involved collective bargaining may negatively impact our financial results.

We may experience an increase in fuel prices in our prorate operations.

Dependence on foreign imports of crude oil, limited refining capacity and the possibility of changes in government policy on jet fuel production, transportation and marketing make it difficult to predict the future availability of jet fuel. If there are additional outbreaks of hostilities or other conflicts in oil-producing areas or elsewhere, or a reduction in refining capacity (due to weather events, for example), or governmental limits on the production or sale of jet fuel, there could be a reduction in the supply of jet fuel and significant increases in the cost of jet fuel. Additionally, our operations may experience disruptions from temporary fuel shortages by our fuel vendors resulting from fuel quality issues, refueling disruption or other challenges. Major reductions in the availability of jet fuel or significant increases in its cost, or a continuation of high fuel prices for a significant period of time, would have a material adverse impact on us.

Pursuant to our capacity purchase arrangements, our major airline partners have agreed to bear the economic risk of fuel price fluctuations on our contracted flights. However, we bear the economic risk of fuel price fluctuations on our prorate and charter operations. As of December 31, 2023, we operated 19 CRJ200s under a prorate agreement with United and six CRJ900s and four CRJ700s under a prorate agreement with Delta. As of December 31, 2023, we had 16 CRJ200s available for on-demand charter service through SWC. Our operating and financial results with respect to these prorate arrangements and charter services can be negatively affected by the price of jet fuel in the event we are unable to increase our passenger fares. Additionally, in the event of prolonged low fuel prices, our competitors may lower their passenger ticket prices on routes that compete with our prorate or charter markets, which could negatively impact our passenger load factors.

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

In 2022, we agreed to guarantee debt for a 14 CFR Part 135 air carrier. The debt is secured by the Part 135 air carrier’s aircraft and engines and has a five-year term. At December 31, 2023, the outstanding debt for the guarantee was $17.6 million. In 2023, we agreed to guarantee debt for an aviation school. The debt is secured by the school’s aircraft and engines and has a five-year term. At December 31, 2023, the outstanding debt for the guarantee was $4.8 million. The purpose of these arrangements is to increase the potential number of commercial pilots in the Company’s hiring pipeline. In the event of default, if we are unable to sell the collateral, or the fair value is less than the required payment, it could negatively impact our financial condition and financial results. Additionally, there is no guarantee that the relationship with the entities will have a favorable effect on our ability to recruit pilots.

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

As of December 31, 2023, we had a total of approximately $3.0 billion in total long-term debt obligations. Our long-term debt obligations included $2.8 billion of debt used to finance aircraft and spare engines and $200.6 million related to borrowings under the Payroll Support Program Agreements with U.S. Department of the Treasury (“Treasury”). Our high level of fixed obligations could impact our ability to obtain additional financing to support additional expansion plans or divert cash flows from operations and expansion plans to service the fixed obligations.

Under our capacity purchase agreements, our major airline partners compensate us for our costs of owning the aircraft on a monthly basis. The aircraft compensation structure varies by agreement but is intended to cover either our aircraft principal and interest debt service costs or our aircraft depreciation and interest expense while the aircraft is under contract. In the event any of our major airline partners defaults under a capacity purchase agreement or we are unable to extend the flying contract terms on aircraft with ongoing financial obligations, our financial position and financial results could be materially adversely affected.

In addition, we may seek material amounts of additional financial liquidity in the short-term, which may include drawing down on SkyWest Airlines’ line of credit, the issuance of secured debt securities and/or the entry into other debt facilities, among other items. There can be no assurance as to the timing of any such drawdown or issuance, which may be in the near term, or that any such additional financing will be completed on favorable terms, or at all.

If our liquidity is materially diminished, we might not be able to timely pay our leases and debts or comply with certain covenants under SkyWest Airlines’ line of credit or with other material provisions of our contractual obligations.

Our anticipated aircraft purchases are expected to require an increase in our leverage and the related cash requirements.

As of December 31, 2023, we have firm purchase commitments for 21 E175 aircraft and spare engines totaling $610.9 million. Over the next several years, if we continue to add new aircraft to our fleet, we anticipate using significant amounts of capital to acquire these aircraft.

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

As of December 31, 2023, we had approximately $5.5 billion of property and equipment and related assets, net of accumulated depreciation. In accounting for these long-lived assets, we make estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. Factors indicating potential impairment include, but are not limited to, amendments to our capacity purchase agreements that impact the anticipated cash flows for our aircraft, significant decreases in the market value of the long-lived assets, a significant change in the condition of the long-lived assets and operating cash flow losses associated with the use of the long-lived assets. In the event the estimated residual value of any of our aircraft types is determined to be lower than the residual value assumptions used in our depreciation policies, the applicable aircraft type in our fleet may be impaired and may result in a material reduction in the book value of applicable aircraft types we operate or we may need to prospectively modify our depreciation policies. In 2021, we recorded a non-cash impairment of $84.6 million attributable to certain CRJ900 aircraft operating with a major airline partner as a result of contract expirations and the uncertainty about our ability to redeploy the CRJ900 aircraft with another major airline partner. Additionally, in 2022, we committed to a plan to sell 14 CRJ700 aircraft, resulting in a non-cash impairment of $51.4 million. In 2023, the aircraft held for sale were written down an additional $2.3 million. An impairment on any of our aircraft types we operate or an increased level of depreciation expense resulting from a change to our depreciation policy and assumptions could result in a material negative impact to our financial results. Future decisions to sell aircraft could potentially result in write-downs for aircraft held-for sale.

We lease aircraft and engines to third parties and the lessee may default under the lease terms, which could negatively affect our financial condition, cash flow and results of operations.

We leased five CRJ900 aircraft, 35 CRJ700 aircraft, and engines used on CRJ aircraft to third parties as of December 31, 2023. In the event a lessee defaults under the terms of the lease agreement, we may incur additional costs, including legal and other expenses necessary to repossess the aircraft or engines, particularly if the lessee is contesting the proceedings or is in bankruptcy. We could also incur substantial maintenance, refurbishment or repair costs if a defaulting lessee fails to pay such costs and where such maintenance, refurbishment or repairs are necessary to put the aircraft or engines in suitable condition for remarketing or sale. We may also incur storage costs associated with any aircraft or engine that we repossess and are unable to place immediately with another lessee. Even if we are able to immediately place a repossessed aircraft or engine into service ourselves, or place the aircraft and engines under another lessee, we may not be able to do so at a similar or favorable lease rate. A lessee default under one of our lease agreements could negatively affect our financial condition, cash flow and results of operations.

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

We have entered into a strategic partnership with Eve Holding, Inc. (“Eve”, formerly EVE UAM, LLC, an Embraer company), to develop a network of deployment for Eve’s eVTOL aircraft. To support this effort, SkyWest may provide assistance to Eve on vehicle design, vertiport specifications and the certification roadmap for eVTOL operations. This strategic partnership involves significant risks, including:

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

As of December 31, 2023, we held 399,589 shares of common stock of Eve and a warrant giving us the right to acquire 1,500,000 shares of common stock of Eve at an exercise price of $0.01 per share. The Company also holds a put option from an Eve shareholder for 399,589 shares of common stock of Eve payable in aircraft parts credits. At December 31, 2023, the fair value of our investments in Eve was $15.4 million and future reductions in the trading market price of Eve’s common stock will likely negatively impact our net income.

We have invested in Corporate Flight Management, Inc. d/b/a Contour Airlines (“Contour”), which involves significant risk and may not produce a satisfactory return on our investment.

We have invested $9.9 million as of December 31, 2023, in Contour, a 14 CFR Part 135 air carrier. This strategic investment involves significant risks, including:

●	we may not realize a satisfactory return on our investment;
●	the investment may divert management’s attention from our core business; and
●	Contour could have investment goals that are not consistent with our investment objectives, including the timing, terms and strategies for any investments.

The effect of any, or some combination, of the foregoing risks could negatively affect our financial results.

We are subject to various environmental requirements, including laws and regulations related to climate change and emissions. Compliance with new or existing environmental requirements could materially and adversely affect the Company's business plans, strategies and results of operations.

We are subject to federal, state and local laws and regulations relating to the protection of the environment, including those relating to aircraft and ground-based emissions, discharges into water systems, safe drinking water and the management of hazardous substances and waste materials. Certain legislative bodies and regulatory authorities are increasingly focused on climate change and have taken actions to implement additional laws, regulations and programs intended to protect the environment and may require specific reporting requirements. For example, the federal government, as well as several state and local governments, have implemented legislative and regulatory proposals and voluntary measures intended to reduce greenhouse gas emissions. Compliance with laws, regulations and other programs intended to reduce emissions or otherwise protect the environment may require us to reduce our emissions, secure carbon offset credits or otherwise pay for emissions or make capital investments to modify certain aspects of our operations to reduce emissions. Future policy, legal and regulatory developments relating to the protection of the environment could increase our costs and have a material adverse effect on our operations.

We support our major airline partners’ goals and strategies to reduce carbon emissions on flights we operate under our code-share agreements and, as we work to support each of our major airline partners’ goals and strategies, initiatives to reduce emissions may not materialize and could materially and adversely affect the Company's business plans, strategies and results of operations.

During 2023, we produced approximately 5.0 million metric tons of CO2e primarily from jet fuel emissions, using industry emissions factors for jet fuel gallons consumed on flights we operated under our code-share agreements. Under our flying contracts, our major airline partners are responsible for fuel procurement and selection of the type of aircraft we operate and have significant control over our flight schedules. Accordingly, we anticipate our major airline partners will take responsibility for carbon emissions incurred on our contract flights. Each of our major airline partners may have different goals, strategies and timelines to reduce carbon emissions on our flights. We are largely dependent on the direction from our major airline partners regarding long-term fuel saving initiatives such as engine innovations reducing fuel consumption, use of sustainable alternative fuels, carbon sequestration programs, air traffic flow routing efficiencies, among other initiatives. Each of our major airline partners may pursue alternative strategies and goals to reduce carbon emissions on flights we operate under our code-share agreements that may impact the rate at which we are able to reduce our carbon emissions, if at all. There is no assurance our major airline partners will take responsibility for carbon emissions incurred under our contract flights and no assurance future long-term fuel saving initiatives will materialize. In the event we pursue initiatives to reduce our carbon emissions, the cost could materially and adversely affect our business plans and results of operations.

Risks Related to Dividends, Share Repurchases and Our Common Stock

We cannot assure that we will resume dividend payments in the future and we cannot assure that we will continue stock repurchases in the future.

Historically, we have paid dividends and repurchased shares of our common stock in varying amounts. From April 2020 through September 30, 2022, we were restricted from paying dividends and repurchasing shares of our common stock under three Payroll Support Program Agreements and under a loan agreement with Treasury. The Company did not declare a dividend during 2023 or 2022, following the restriction lapse under the Payroll Support Program Agreements. During 2023, we resumed repurchasing shares of our common stock, and completed the repurchase of 10.6 million shares of common stock for $289.1 million during the year ended December 31, 2023.

 There can be no assurance that we will resume our past practice of paying dividends on our common stock or that we will have the financial resources to pay such dividends. The future payment of dividends will depend upon our financial condition, alternative uses of the Company’s cash and results of operations and other factors deemed relevant by our board of directors.

There also can be no assurance that we will continue our practice of repurchasing shares of common stock or that we will have the financial resources to repurchase shares of common stock in the future. However, in May 2023, our board of directors approved a share repurchase program, pursuant to which we are authorized to repurchase up to $250 million of our common stock. We are authorized to repurchase such shares of common stock at prevailing market prices in the open market, in privately negotiated transactions or by other means in accordance with federal securities laws. Depending on market conditions and other factors, such repurchases may commence or be suspended from time to time by management without prior notice. The actual timing, number and value of shares repurchased will be determined by our management in its discretion. The number of shares of common stock that we may repurchase, including pursuant to the share repurchase program, will depend upon our financial condition and results of operations and other factors deemed relevant by our board of directors.

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

Volatility in our common stock price may prevent holders from selling shares at or above the prices paid for them. During the year ended December 31, 2023, our common stock closing price varied between a high of $52.87 and a low of $16.43. The market price of our common stock may fluctuate significantly for a variety of reasons, including: general market, political and other economic conditions; labor availability, including regional airline pilots; new regulatory pronouncements or changes in regulatory guidelines; announcements concerning the airline industry, our major airline partners or competitors; the market’s reaction to our quarterly or annual earnings or those of other companies in the airline industry; failure to meet financial analysts’ performance expectations or changes in recommendations by financial analysts for our common stock or the stock of other airlines; significant sales of our common stock, and other risks described in these “Risk Factors.” In recent periods, the stock market has experienced extreme declines and volatility, significantly impacting the market price of securities issued by many companies, including us and other companies in our industry.

We issued warrants to purchase shares of our common stock to Treasury for relief we received under three Payroll Support Program Agreements and a Loan Agreement with Treasury.

During 2020 and 2021, we issued warrants to Treasury as consideration for payments received under the three Payroll Support Program Agreements and a loan agreement with Treasury. The warrants we issued to Treasury include: warrants to purchase 582,136 shares of our common stock with an exercise price of $28.38 per share, warrants to purchase 124,773 shares of our common stock with an exercise price of $40.41 per share and warrants to purchase 78,317 shares of our common stock with an exercise price of $57.47 per share.

If Treasury exercises its option to purchase shares of our common stock under warrants previously issued to Treasury, such exercise will be dilutive to our shareholders. As of December 31, 2023, Treasury has not exercised any of the warrants issued.

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

We may become party to or otherwise involved in legal proceedings, claims and government inspections or investigations and other legal matters, arising in the ordinary course of our business or otherwise, including, but not limited to those related to injury or tort, environmental, employment and commercial legal issues. Legal proceedings can be complex and take many months, or even years, to reach resolution, with the final outcome depending on a number of variables, some of which are not within our control. Litigation is subject to significant uncertainty and may be expensive, time-consuming and disruptive to our operations. Although we will vigorously defend ourselves in such legal proceedings, their ultimate resolution and potential financial and other impacts on us are uncertain. If a legal proceeding is resolved against us, it could result in significant compensatory damages or injunctive relief that could materially adversely affect our financial condition, results of operations and cash flows.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

Our approach to mitigating information technology and cybersecurity risk comprises a range of activities with the primary objective of maintaining the confidentiality, integrity and availability of our critical IT Systems and information related to our business. Although IT Systems are inherently vulnerable to interruption due to a variety of sources, we have aligned our cybersecurity risk management program, including our processes and controls, with certain applicable and relevant guidelines. For example, we have aligned our processes with the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF) and assess our cybersecurity maturity against the NIST CSF’s core functions; however, this does not imply that we meet any particular technical standards, specifications or requirements, only that we use the NIST CSF as a guide to help us identify, assess and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management processes include a cybersecurity incident response plan, and we have invested in technical and organizational safeguards intended to manage and mitigate material risks from cybersecurity threats to our IT Systems, including network security controls, employee training, internal vetting of third-party vendors and service providers with whom we may share data, and regular system reviews and security exercises. Our cybersecurity risk management program is a component of our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

While we work closely with accredited third-party cybersecurity firms, where appropriate, to audit our security architecture, our Information Security Team, consisting of experienced cybersecurity professionals, is responsible for the day-to-day management of our cybersecurity risks, including directing our cybersecurity risk assessment processes, our security processes, and our response to cybersecurity incidents.

During 2021, we identified malware on our system resulting from a cyberattack. We successfully quarantined the malware without disruption to our operations. However, this quarantine required a rebuild of a triple-redundant server. While moving one of our critical systems to a newly rebuilt server, we experienced a server outage that resulted in approximately 1,700 flight cancellations. We estimate the impact of the outage negatively impacted our 2021 financial results by approximately $16 million (pre-tax). Approximately half of the loss we incurred in 2021 from this incident was recovered through our cyber insurance policy during the year ended December 31, 2023. Based on our assessment, we do not believe the incident has or will materially affect us, including our operations, business strategy, results of operations, or financial condition. For the year ended December 31, 2023, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors – Cybersecurity incidents, hardware or software failures or other information technology disruptions may negatively impact our operations, reputation and financial condition.”

Cybersecurity Governance

Our Board considers cybersecurity risk as critical to the enterprise and delegates the cybersecurity risk oversight function to the Audit Committee. The Audit Committee oversees management’s design, implementation and enforcement of our cybersecurity risk management program.

The Audit Committee receives quarterly reports from management on our cybersecurity risks. In addition, management updates the Audit Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential. The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program. Audit Committee members also receive presentations on cybersecurity topics from our Vice President of Information Technology and Chief Financial Officer, supported by our internal security staff, or external experts as part of the Board’s continuing education on topics that impact public companies.

Our management team, including our Chief Financial Officer and Vice President of Information Technology, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for leading our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our external cybersecurity service providers. Our Vice President of Information Technology has more than 25 years of experience managing and leading IT and cybersecurity teams. Our Vice President of Information Technology participates in the Aviation ISAC organization, an international membership community of airframers, airlines, airports, satellite manufacturers, aviation services, and their supply chains that collaborate to prevent, detect, respond to, and remediate cyber risk through threat intelligence sharing and best practices.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel, threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us, and alerts and reports produced by security tools deployed in the IT environment.

ITEM 2. PROPERTIES

Flight Equipment

As of December 31, 2023, our fleet used by our SkyWest Airlines segment under our code-share agreements consisted of the following types of owned and leased aircraft:

	Number of	Number of		Scheduled	Average
	Owned	Leased	Passenger	Flight	Cruising	Average
Aircraft Type	Aircraft	Aircraft	Capacity	Range (miles)	Speed (mph)	Age (years)
E175s	207	30	70-76	2,100	530	5.8
CRJ900s	17	24	70-76	1,500	530	13.0
CRJ700s	116	2	65-70	1,600	530	18.3
CRJ200s	89	—	50	1,500	530	20.9

Several factors may impact our fleet size throughout 2024 and thereafter, including, but not limited to, contract expirations that are not renewed, labor shortages, reductions in our prorate fleet, lease expirations that are not extended and growth opportunities. Our actual future fleet size and/or mix of aircraft types and future aircraft scheduled utilization will likely vary, and may vary materially, from our current fleet size and/or mix and aircraft utilization. The number of leased aircraft in the table above includes aircraft we lease from our major airline partners for a de minimis monthly cost under a capacity purchase agreement.

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

ITEM 3. LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities. As of December 31, 2023, our management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on our financial position, liquidity or results of operations. However, the ultimate resolution of these matters is inherently uncertain.

ITEM 4. MINE SAFETY DISCLOSURES

The disclosure required by this item is not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on The Nasdaq Global Select Market under the symbol “SKYW.” As of February 9, 2024, there were approximately 3,786 stockholders of record of our common stock. Securities held of record do not include shares held in securities position listings. The transfer agent for our common stock is Zions First National Bank, Salt Lake City, Utah.

Dividends

We did not declare dividends for the years ended December 31, 2022 and 2023. Pursuant to the terms of our three Payroll Support Program Agreements with Treasury, we were restricted from paying dividends through September 30, 2022. Although we are no longer restricted from paying dividends under our agreements with Treasury, we cannot assure we will pay dividends in the future.

Issuer Purchases of Equity Securities

Our Board of Directors has adopted a stock repurchase program which authorizes us to repurchase shares of our common stock in the public market or in private transactions, from time to time, at prevailing prices. Our stock repurchase program adopted in May 2023 authorized the repurchase of up to $250.0 million of our common stock. The following table summarizes the repurchases under our stock repurchase program during the three months ended December 31, 2023:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in Thousands)
October 1, 2023 - October 31, 2023	372,691	$40.25	372,691	$120,922
November 1, 2023 - November 30, 2023	332,433	$45.12	332,433	$105,922
December 1, 2023 - December 31, 2023	290,507	$51.63	290,507	$90,922
Total	995,631	$45.20	995,631	$90,922
(1)	In May 2023, our Board of Directors approved a stock purchase program, which superseded our prior repurchase program and authorized us to repurchase up to $250.0 million of our common stock. Purchases are made at management’s discretion based on market conditions and financial resources. As of December 31, 2023, we had repurchased 4,249,161 shares of our common stock for $159.1 million and had $90.9 million remaining availability under the May 2023 stock repurchase program. During the year ended December 31, 2023, we also repurchased 6,340,256 shares of our common stock for $130.0 million under our February 2019 repurchase program that was superseded by the May 2023 program.

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

The following graph compares the cumulative total shareholder return on our common stock over the five-year period ended December 31, 2023, with the cumulative total return during such period of the Nasdaq Stock Market (U.S. Companies) and the Nasdaq Stock Market Transportation Index. The following graph assumes an initial investment of $100.00 with dividends reinvested. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

	INDEXED RETURNS
	Base
	Period	Years Ending
Company Name / Index	2018	2019	2020	2021	2022	2023
SkyWest, Inc.	100	146.41	91.64	89.34	37.53	118.66
NASDAQ Composite	100	136.69	198.10	242.03	163.28	236.17
NASDAQ Transportation Index	100	125.94	164.80	208.39	176.34	211.72

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents factors that had a material effect on our results of operations during the years ended December 31, 2023 and 2022. Also discussed is our financial condition as of December 31, 2023 and 2022. You should read this discussion in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this Report or incorporated herein by reference. This discussion and analysis contains forward-looking statements. Please refer to the sections of this Report entitled “Cautionary Statement Concerning Forward-Looking Statements” and “Item 1A. Risk Factors” for discussion of some of the uncertainties, risks and assumptions associated with these statements.

This section of this Annual Report on Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Annual Report on Form 10-K can be found in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Overview

We have the largest regional airline operation in the United States. As of December 31, 2023, we offered scheduled passenger and air freight service with approximately 1,850 total daily departures to destinations in the United States, Canada and Mexico. As of December 31, 2023, we had 603 total aircraft in our fleet, including 485 aircraft in scheduled service or under contract under our code-share agreements, summarized as follows:

	E175	CRJ900	CRJ700	CRJ200	Total
United	90	—	19	89	198
Delta	85	41	9	—	135
American	20	—	90	—	110
Alaska	42	—	—	—	42
Aircraft in scheduled service or under contract	237	41	118	89	485
SWC	—	—	—	16	16
Leased to third parties	—	5	35	—	40
Other (1)	—	3	14	45	62
Total Fleet	237	49	167	150	603
(1)	As of December 31, 2023, other aircraft included: supplemental spare aircraft supporting our code-share agreements that may be placed under future code-share or leasing arrangements, aircraft transitioning between code-share agreements with our major airline partners, aircraft held-for-sale or aircraft that are scheduled to be disassembled for use as spare parts.

Our business model is based on providing scheduled regional airline service under code-share agreements (commercial agreements between airlines that, among other things, allow one airline to use another airline’s flight designator codes on its flights) with our major airline partners. Our success is principally centered on our ability to meet the needs of our major airline partners through providing a reliable and safe operation at attractive economics. During the year ended December 31, 2023, we made changes to the number of aircraft we operated under the various code-share agreements with our major airline partners, including the addition of two new E175 aircraft.

We anticipate our fleet will continue to evolve, as we are scheduled to add one new E175 aircraft with Delta in 2024, a total of 19 new E175 aircraft with United from 2024 to 2026 and one new E175 aircraft with Alaska in 2025. Timing of these anticipated deliveries may be subject to change as we are coordinating with our major airline partners in response to labor availability or other factors. Our primary objective in the fleet changes is to improve our profitability by adding new E175 aircraft and used CRJ aircraft to capacity purchase agreements, and potentially removing older aircraft from service that typically require higher maintenance costs.

For the year ended December 31, 2023, approximately 40.8% of our aircraft in scheduled service or under contract were operated for United, approximately 27.8% were operated for Delta, approximately 22.7% were operated for American and approximately 8.7% were operated for Alaska.

Historically, multiple contractual relationships with major airlines have enabled us to reduce our reliance on any single major airline code and to enhance and stabilize operating results through a mix of our capacity purchase arrangements and our prorate flying arrangements. For the year ended December 31, 2023, our capacity purchase revenue represented approximately 86.5% of our total flying agreements revenue and our prorate and SWC revenue, combined, represented approximately 13.5% of our total flying agreements revenue. On capacity purchase routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on completed block hours (measured from takeoff to landing, including taxi time), flight departures, the number of aircraft under contract and other operating measures. We control scheduling, pricing and seat inventories on certain prorate routes, and we share passenger fares with our major airline partners according to prorate formulas. We are also responsible for the operating costs of the prorate flights, including fuel and airport costs.

Financial Highlights

We had total operating revenues of $2.9 billion for the year ended December 31, 2023, a 2.3% decrease compared to total operating revenues of $3.0 billion for the year ended December 31, 2022. We had net income of $34.3 million, or $0.77 per diluted share, for the year ended December 31, 2023, compared to net income of $73.0 million, or $1.44 per diluted share, for the year ended December 31, 2022. The significant items affecting our revenue and operating expenses during the year ended December 31, 2023, are outlined below:

Revenue

The number of aircraft we have in scheduled service or under contract pursuant to our code-share agreements and the number of block hours we incur on our flights are primary drivers of our flying agreements revenue under our capacity purchase agreements. The number of flights we operate and the corresponding number of passengers we carry are the primary drivers of our revenue under our prorate flying agreements. The number of aircraft we have in scheduled service or under contract under code-share agreements decreased from 517 as of December 31, 2022, to 485 as of December 31, 2023, or by 6.2%; the number of block hours decreased from 1.25 million in 2022 to 1.14 million in 2023, or by 9.1%. The overall reduction in our fleet and block hour production was due to pilot availability constraints.

Our capacity purchase revenue decreased $97.5 million, or 3.8%, from 2022 to 2023, primarily as a result of a reduction in completed block hours for the year ended December 31, 2023, compared to the year ended December 31, 2022, and amendments to certain capacity purchase agreements since 2022 that resulted in deferring the recognition of revenue on fixed monthly payments we received during the year ended December 31, 2023. As a result of higher passenger fares, subsidies from the DOT under the Essential Air Service (“EAS”) we received under our prorate agreements and revenue from our new charter operations, our prorate and SWC revenue increased $32.1 million, or 9.2% in 2023, as compared to 2022.

Operating Expenses

Our total operating expenses increased $7.6 million, or 0.3%, for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase in operating expenses was primarily due to an increase in salaries, wages and benefits for the year ended December 31, 2023, compared to the year ended December 31, 2022, partially offset by a decrease in aircraft rent expense due to the early lease buyouts of 35 CRJ aircraft in 2023 and lower other operating expenses primarily due to a held-for-sale impairment charge of $51.4 million in 2022, compared to $2.3 million in 2023. Additional details regarding the increase in our operating expenses are described in the section of this Report entitled “Results of Operations.”

Fleet Activity

The following table summarizes our fleet activity for 2023:

Aircraft in Service or Under Contract	December 31, 2022	Additions	Removals	December 31, 2023
E175s	236	2	(1)	237
CRJ900s	41	6	(6)	41
CRJ700s	104	14	—	118
CRJ200s	136	—	(47)	89
Total	517	22	(54)	485

During 2023, we took delivery of two new E175 aircraft and placed the aircraft into service under a capacity purchase agreement, and we returned one leased E175 to the major airline partner that financed the aircraft. We transitioned six CRJ900 aircraft from a capacity purchase agreement with a major airline partner to a prorate agreement. We redeployed 14 SkyWest owned CRJ700 aircraft into service under a capacity purchase agreement and a prorate agreement. We also removed 47 CRJ200 aircraft from service during 2023. We are evaluating alternative uses for the CRJ200 aircraft removed from service.

Results of Operations

2023 Compared to 2022

Operational Statistics

The following table sets forth our major operational statistics and the associated percentages of change for the periods identified below. The decrease in block hours and departures during the year ended December 31, 2023, compared to the year ended December 31, 2022, was primarily due to labor constraints, including a smaller number of available captains in 2023, compared to 2022.

	For the year ended December 31,
Block hours by aircraft type:	2023	2022	% Change
E175s	677,886	635,039	6.7%
CRJ900s	76,588	101,662	(24.7)%
CRJ700s	218,059	261,036	(16.5)%
CRJ200s	167,910	256,655	(34.6)%
Total block hours	1,140,443	1,254,392	(9.1)%

Departures	691,962	739,388	(6.4)%
Passengers carried	38,597,309	40,064,689	(3.7)%
Passenger load factor	83.6%	83.4%	0.2	pts
Average passenger trip length (miles)	453	493	(8.1)%

Operating Revenues

The following table summarizes our operating revenue for the periods indicated (dollar amounts in thousands):

	For the year ended December 31,
	2023	2022	$ Change	% Change
Flying agreements	$2,834,397	$2,899,837	$(65,440)	(2.3)%
Lease, airport services and other	101,035	105,088	(4,053)	(3.9)%
Total operating revenues	$2,935,432	$3,004,925	$(69,493)	(2.3)%

Flying agreements revenue primarily consists of revenue earned on flights we operate under our capacity purchase agreements and prorate agreements with our major airline partners and SWC flights. Lease, airport services and other revenues consist of revenue earned from leasing aircraft and spare engines to third parties separate from our capacity purchase agreements and providing airport counter, gate and ramp services.

We disaggregate our flying agreements revenue into the following categories (dollar amounts in thousands):

	For the year ended December 31,
	2023	2022	$ Change	% Change
Capacity purchase agreements flight operations revenue	$1,976,743	$2,028,308	$(51,565)	(2.5)%
Capacity purchase agreements aircraft lease revenue	476,265	522,193	(45,928)	(8.8)%
Prorate agreements and SWC revenue	381,389	349,336	32,053	9.2%
Flying agreements revenue	$2,834,397	$2,899,837	$(65,440)	(2.3)%

The decrease in “Capacity purchase agreements flight operations revenue” of $51.6 million, or 2.5%, was primarily due to an increase in deferred revenue related to fixed monthly payments for flight operations received under our capacity purchase agreements for the year ended December 31, 2023, compared to the year ended December 31, 2022. Under our capacity purchase agreements, we are paid a fixed amount per month per aircraft over the contract term. We recognize the fixed amount per aircraft as revenue proportionately to the number of block hours we complete for each reporting period. Under our capacity purchase agreements, the performance obligation of each completed flight is measured in block hours incurred for each completed flight. Based on the number of completed block hours during the year ended December 31, 2023, we deferred recognizing $164.0 million of revenue, net of unbilled revenue, related to fixed monthly payments we received associated with our flight operations revenues. For the year ended December 31, 2022, we recognized $7.2 million of previously deferred revenue, net of unbilled revenue, related to fixed monthly payments received associated with our flight operations revenues. The timing of our revenue recognition related to the fixed payments associated with our flight operations will be adjusted over the remaining contract term for each capacity purchase agreement based on the number of block hours we complete each reporting period relative to the number of block hours we anticipate completing over the remaining contract term of each capacity purchase agreement. The decrease in “Capacity purchase agreements flight operations revenue” from deferred revenue was offset by block hour rate increases in our capacity purchase agreements in the fourth quarter of 2022 and the first quarter of 2023, of which only a portion of the rate increase was reflected in our revenue for the 2022 year.

The decrease in “Capacity purchase agreements aircraft lease revenue” of $45.9 million, or 8.8%, was primarily due to an increase in deferred revenue for the year ended December 31, 2023, compared to the year ended December 31, 2022, partially offset by lease revenue from the two additional E175 aircraft placed under contract during the year ended December 31, 2023. Under our capacity purchase agreements, a portion of the consideration we are paid is designed as reimbursement for certain aircraft ownership costs and is considered lease revenue. Recent amendments to our capacity purchase agreements with certain major airline partners reduced certain future contractual fixed monthly payments and increased future contractual variable payments. As a result of these amendments, which decreased the future scheduled fixed monthly lease payments, we deferred recognizing lease revenue on $78.5 million of the allocated fixed monthly lease payments received during the year ended December 31, 2023, under the straight-line method. We deferred recognizing lease revenue on $22.1 million of the allocated fixed monthly lease payments received during the year ended December 31, 2022, under the straight-line method.

The deferred revenue balance applicable to each contract will be recorded as revenue over the term of each respective contract. Our total deferred revenue balance, associated with our “Capacity purchase agreements flight operations revenue” and our “Capacity purchase agreements aircraft lease revenue,” net of unbilled revenue, was $367.3 million as of December 31, 2023.

The increase in prorate agreements and SWC revenue of $32.1 million, or 9.2%, was primarily due to an increase in EAS subsidies we received on certain prorate routes and an increase in passenger fares offset by the decrease in the number of flights we operated under our prorate agreements, resulting in fewer prorate passengers during 2023, compared to 2022. Due to labor constraints, including the number of available captains, we operated fewer flights under our prorate agreements during the year ended December 31, 2023, compared to the year ended December 31, 2022. Additionally, with revenue of $6.4 million for the year ended December 31, 2023, SWC was not a significant contributor to our increase in prorate agreements and SWC revenue in 2023 compared to 2022.

The decrease in lease, airport services and other revenues of $4.1 million, or 3.9%, was primarily due to a decrease in airport service revenue driven by a decrease in the number of flights operated at locations where we were contracted to provide airport customer service during 2023 compared to 2022.

Operating Expenses

Individual expense components attributable to our operations are set forth in the following table (dollar amounts in thousands).

	For the year ended December 31,
	2023	2022	$ Change	% Change
Salaries, wages and benefits	$1,322,615	$1,211,551	$111,064	9.2%
Aircraft maintenance, materials and repairs	673,453	644,157	29,296	4.5%
Depreciation and amortization	383,115	394,552	(11,437)	(2.9)%
Aircraft fuel	85,913	108,456	(22,543)	(20.8)%
Airport-related expenses	72,640	71,549	1,091	1.5%
Aircraft rentals	25,507	75,353	(49,846)	(66.1)%
Other operating expenses	268,120	318,145	(50,025)	(15.7)%
Total operating expenses	$2,831,363	$2,823,763	$7,600	0.3%

Salaries, wages and benefits. The $111.1 million, or 9.2%, increase in salaries, wages and benefits was due to an increase in employee compensation, including higher pilot pay scales, for the year ended December 31, 2023, compared to the year ended December 31, 2022.

Aircraft maintenance, materials and repairs. The $29.3 million, or 4.5%, increase in aircraft maintenance expense was primarily due to an increase in direct maintenance costs, including the replacement of time-limited engine components, incurred on a portion of SkyWest Airlines’ CRJ700 fleet intended to extend the operational performance and reliability of these older aircraft, for the year ended December 31, 2023, compared to the year ended December 31, 2022.

Depreciation and amortization. The $11.4 million, or 2.9%, decrease in depreciation and amortization expense was primarily due to certain CRJ aircraft and engines that were depreciated to their estimated residual value since December 31, 2022. This reduction in depreciation on our CRJ fleet was partially offset by an increase in depreciation expense due to the acquisition of two new E175 aircraft and spare engines in 2023.

Aircraft fuel. The $22.5 million, or 20.8%, decrease in fuel cost was primarily due to a decrease in the number of flights we operated under our prorate arrangements and the corresponding decrease in gallons of fuel we purchased, combined with a decrease in our average fuel cost per gallon from $4.14 in 2022 to $3.70 in 2023. We purchase and incur expense for all fuel on flights operated under our prorate agreements and SWC. All fuel costs incurred under our capacity purchase agreements are either purchased directly by our major airline partner, or if purchased by us, we record the direct reimbursement as a reduction to our fuel expense. The following table summarizes the gallons of fuel we purchased under our prorate agreements and SWC, for the periods indicated:

	For the year ended December 31,
(in thousands)	2023	2022	% Change
Fuel gallons purchased	23,198	26,218	(11.5)%
Fuel expense	$85,913	$108,456	(20.8)%

Airport-related expenses. Airport-related expenses include airport-related customer service costs such as outsourced airport gate and ramp agent services, airport security fees, passenger interruption costs, deicing, landing fees and station rents. For clarity, our employee airport customer service labor costs are reflected in salaries, wages and benefits and customer service labor costs we outsource to third parties are included in airport-related expenses. The $1.1 million, or 1.5%, increase in airport-related expenses for the year ended December 31, 2023, compared to the year ended December 31, 2022, was primarily due to an increase in subcontracted airport services.

Aircraft rentals. The $49.8 million, or 66.1%, decrease in aircraft rentals was primarily related to an early lease buyout we executed during the first quarter of 2023. During 2023, we acquired 26 CRJ700 aircraft, eight CRJ200 aircraft and one CRJ900 aircraft under early lease buyouts for $142.4 million, of which $102.4 million was capitalized as fixed assets and $40.0 million was applied towards previously recorded lease liabilities.

Other operating expenses. Other operating expenses primarily consist of property taxes, hull and liability insurance, simulator costs, crew per diem, crew hotel costs and credit loss reserves. The $50.0 million, or 15.7%, decrease in other operating expenses primarily related to a non-cash impairment charge of $51.4 million in 2022 as a result of 14 CRJ700 aircraft that were classified as held for sale in 2022. We recorded an additional charge of $2.3 million related to these 14 CRJ700s in 2023 based on updated fair values.

Summary of interest expense, interest income, other income (expense) and provision for income taxes:

Interest Expense. The $3.8 million, or 3.0%, increase in interest expense was primarily related to higher fixed interest rates on debt issued since December 31, 2022, partially offset by a decrease in outstanding debt from $3.4 billion at December 31, 2022 to $3.0 billion at December 31, 2023. Our average effective interest rate for 2023 and 2022 was 4.1% and 4.0%, respectively.

Interest income. Interest income increased $26.3 million, from $17.6 million during the year ended December 31, 2022, to $43.9 million during the year ended December 31, 2023. Our interest income increased primarily from an increase in average interest rates attributed to our marketable securities for the year ended December 31, 2023, compared to the year ended December 31, 2022.

Other income (loss), net. Other income (loss), net increased $2.3 million in 2023, compared to 2022. Other income (loss), net primarily consists of the realized and unrealized gains or losses on our investments in other companies, income related to our investment in a joint venture with a third party and gains or losses on the sale of assets. The increase in other income (loss), net was primarily an increase in gains from the sale of assets, partially offset by a decrease in unrealized gains on our investments in other companies for the year ended December 31, 2023, compared to the year ended December 31, 2022.

Provision for income taxes. For the years ended December 31, 2023, and December 31, 2022, our income tax provision rates were 14.8% and 21.2%, respectively, which included the statutory federal income tax rate of 21% and other reconciling income tax items, including state income taxes and the impact of non-deductible expenses. For the year ended December 31, 2023, the decrease in our effective tax rate primarily related to a benefit of $7.6 million for the release of a previously recorded uncertain tax position liability and a $1.1 million benefit for the release of valuation allowance against certain deferred tax assets associated with state net operating losses with a limited carry forward period. Our income tax provision rate may fluctuate each reporting period based on various factors including, but not limited to, the amount of our non-deductible operating expenses, relative to our income before income taxes.

Net Income. Primarily due to the factors described above, we generated net income of $34.3 million, or $0.77 per diluted share, for the year ended December 31, 2023, compared to net income of $73.0 million, or $1.44 per diluted share, for the year ended December 31, 2022.

Our Business Segments 2023 compared to 2022:

Our reporting segments consist of (1) the operations of SkyWest Airlines and SWC, which had its first revenue generating flight in May 2023, (collectively, “SkyWest Airlines and SWC”) and (2) SkyWest Leasing activities.

Our chief operating decision maker analyzes the profitability of operating aircraft under our code-share agreements separately from the profitability of financing new aircraft acquired through debt and cash placed under our capacity purchase agreements, currently consisting of our E175 fleet, and our return on such aircraft financing. More specifically, the SkyWest Leasing segment includes an allocation of revenue from our capacity purchase agreements attributed to our financing of new aircraft through debt and cash covered under such agreements, and the respective depreciation and interest expense of such financed aircraft. The SkyWest Leasing segment also includes the activity of acquiring and leasing used regional jet aircraft and regional aircraft engines to other entities. The SkyWest Leasing segment’s total assets and capital expenditures include new E175 aircraft acquired through the issuance of debt and our aircraft and engines leased to other entities. Additionally, aircraft removed from SkyWest Airlines operations and held for sale are included in the SkyWest Leasing segment.

The SkyWest Airlines and SWC segment includes all other revenue and operating expenses attributed to operating aircraft under our capacity purchase agreements and all revenue and operating expenses attributed to our prorate agreements, airport service agreements and charter flight services.

Corporate overhead expenses, primarily consisting of administrative labor costs, were allocated to the operating expenses of SkyWest Airlines and SWC and SkyWest Leasing. Overhead expenses allocated to SkyWest Leasing reflect our estimated labor expense incurred to support SkyWest Leasing activities.

The following table sets forth our segment data for the years ended December 31, 2023 and 2022 (in thousands):

	For the year ended December 31,
	(dollar amounts in thousands)
	2023	2022	$ Change	% Change
Operating Revenues:
SkyWest Airlines and SWC	$2,392,174	$2,492,318	$(100,144)	(4.0)%
SkyWest Leasing	543,258	512,607	30,651	6.0%
Total Operating Revenues	$2,935,432	$3,004,925	$(69,493)	(2.3)%
Operating Expenses and Interest Expense:
SkyWest Airlines and SWC	$2,583,999	$2,537,881	$46,118	1.8%
SkyWest Leasing	378,294	412,965	(34,671)	(8.4)%
Total Operating Expenses and Interest Expense (1)	$2,962,293	$2,950,846	$11,447	0.4%
Segment profit (loss):
SkyWest Airlines and SWC	$(191,825)	$(45,563)	$(146,262)	321.0%
SkyWest Leasing	164,964	99,642	65,322	65.6%
Total Segment Profit (Loss)	$(26,861)	$54,079	$(80,940)	(149.7)%
Interest Income	43,928	17,605	26,323	149.5%
Other Income, net	23,242	20,899	2,343	11.2%
Consolidated Income Before Taxes	$40,309	$92,583	$(52,274)	(56.5)%
(1)	We include interest expense in our segment profit (loss) given our interest expense is primarily attributed to debt associated with financing aircraft under our capacity purchase agreements and revenue earned under our capacity purchase agreements is intended to compensate us for our aircraft ownership costs, including interest expense.

SkyWest Airlines and SWC Segment Loss. SkyWest Airlines and SWC segment loss was $191.8 million for the year ended December 31, 2023, compared to a segment loss of $45.6 million for the year ended December 31, 2022. Significant items contributing to the SkyWest Airlines and SWC segment loss are set forth below.

SkyWest Airlines and SWC operating revenues decreased $100.1 million, or 4.0%, from 2022 to 2023. SkyWest Airlines recognizes revenue attributed to flight operations received as fixed monthly payments per aircraft proportionate to the number of block hours completed during each reporting period, relative to the estimated number of block hours we anticipate completing over the remaining contract term. During the year ended December 31, 2023, SkyWest Airlines deferred recognizing $164.0 million of revenue, net of unbilled revenue, related to fixed monthly payments we received associated with our flight operations revenues, compared to recognizing $7.2 million of previously deferred revenue, net of unbilled revenue, related to fixed monthly payments received associated with our flight operations revenues during the year ended December 31, 2022. Additionally, the decrease in SkyWest Airlines and SWC operating revenues was also attributed to a decrease in block hour production from 1,254,392 for the year ended December 31, 2022, to 1,140,443 for the year ended December 31, 2022, primarily due to labor constraints, including the number of available captains. The decrease in revenue was partially offset by block hour rate increases in our capacity purchase agreements in the fourth quarter of 2022 and the first quarter 2023, of which only a portion of the rate increase was reflected in our revenue for the 2022 year.

SkyWest Airlines and SWC’s operating expenses and interest expense increased $46.1 million, or 1.8%, from 2022 to 2023 due to the following primary factors:

●	SkyWest Airlines and SWC’s salaries, wages and benefits expense increased $111.9 million, or 9.3%, primarily due to increased employee compensation, including higher pilot pay scales, during the year ended December 31, 2023, compared to the year ended December 31, 2022.
●	SkyWest Airlines and SWC’s aircraft maintenance, materials and repairs expense increased by $32.7 million, or 5.2%, primarily due to an increase in direct maintenance costs, including the replacement of time-limited engine components, incurred on a portion of SkyWest Airlines’ CRJ700 fleet intended to extend the operational performance and reliability of these older aircraft, for the year ended December 31, 2023, compared to the year ended December 31, 2022.
●	SkyWest Airlines and SWC’s depreciation and amortization expense decreased by $33.2 million, or 18.2%, primarily due to certain CRJ aircraft and engines that were depreciated to their estimated residual value since December 31, 2022.
●	SkyWest Airlines and SWC’s fuel expense decreased $22.5 million, or 20.8%, due to a decrease in the number of flights we operated under our prorate arrangements and the corresponding decrease in gallons of fuel we purchased, combined with a decrease in our average fuel cost per gallon from $4.14 in 2022 to $3.70 in 2023.
●	SkyWest Airlines and SWC’s remaining expenses decreased $42.8 million, or 10.3%, primarily related to a decrease in aircraft rent expense due to the early lease buyouts of 35 CRJ aircraft in 2023.

SkyWest Leasing Segment Profit. SkyWest Leasing profit increased $65.3 million, or 65.6%, during 2023, compared to 2022. SkyWest Leasing revenue increased $30.7 million, or 6.0%, primarily due to the full year of lease revenue from the 25 E175 aircraft placed under contract in 2022, partially offset by an increase in deferred lease revenue for the year ended December 31, 2023, compared to the year ended December 30, 2022. Amendments executed to our capacity purchase agreements in the fourth quarter of 2022 and the first quarter of 2023 with certain major airline partners reduced certain future contractual fixed monthly payments and increased future contractual variable payments. As a result of these amendments, which decreased the future scheduled fixed monthly lease payments, the SkyWest Leasing segment deferred recognizing lease revenue on $78.5 million of the allocated fixed monthly lease payments received during the year ended December 31, 2023, compared to deferring $22.1 million of lease revenue during the year ended December 31, 2022, under the straight-line method.

SkyWest Leasing operating expenses and interest expense decreased $34.7 million, or 8.4%, from 2022 to 2023 primarily due to a non-cash impairment charge in 2022 of $51.4 million related to 14 CRJ700 aircraft that were classified as held for sale in 2022, partially offset by an increase in depreciation expense as a result of a full year of depreciation on the 25 E175 aircraft acquired in 2022.

Liquidity and Capital Resources

As of December 31, 2023, we had $835.2 billion in cash, cash equivalents and marketable securities and $70.8 million available for borrowings under our line of credit. Given our available liquidity as of December 31, 2023, we believe the working capital currently available to us will be sufficient to meet our present financial requirements, including planned capital expenditures, scheduled lease payments and debt service obligations for at least the next 12 months.

Our total of cash, cash equivalents and marketable securities decreased from $1.0 billion as of December 31, 2022, to $835.2 million as of December 31, 2023, or by $212.0 million. Our total long-term debt, including current maturities decreased from $3.4 billion as of December 31, 2022, to $3.0 billion as of December 31, 2023, or by $0.4 billion, primarily due to scheduled debt payments for the 2023 year, partially offset by debt issued to finance two new E175 aircraft and spare engines. Additionally, we used $289.1 million to repurchase 10.6 million shares of our common stock during the year ended December 31, 2023. At December 31, 2023, our total capital mix was 45.2% equity and 54.8% long-term debt, compared to 44.4% equity and 55.6% long-term debt at December 31, 2022.

As of December 31, 2023 and 2022, we had $49.1 million and $59.2 million, respectively, in letters of credit and surety bonds outstanding with various banks and surety institutions. We had no restricted cash as of December 31, 2023 and 2022.

Sources and Uses of Cash

Cash Position and Liquidity. The following table provides a summary of the net cash provided by (used in) our operating, investing and financing activities for the years ended December 31, 2023 and 2022, and our total cash and marketable securities positions as of December 31, 2023 and December 31, 2022 (in thousands).

	For the year ended December 31,
	2023	2022	$ Change	% Change
Net cash provided by operating activities	$736,334	$480,376	$255,958	53.3%
Net cash used in investing activities	(23,228)	(904,894)	881,666	(97.4)%
Net cash provided by (used in) financing activities	(667,813)	269,081	(936,894)	(348.2)%

	December 31,	December 31,
	2023	2022	$ Change	% Change
Cash and cash equivalents	$148,277	$102,984	$45,293	44.0%
Marketable securities	686,946	944,231	(257,285)	(27.2)%
Total	$835,223	$1,047,215	$(211,992)	(20.2)%

Cash Flows provided by Operating Activities

Our cash flows provided by operating activities was $736.3 million for the year ended December 31, 2023, compared to $480.4 million for the year ended December 31, 2022. Our operating cash flows are typically impacted by various factors including our net income, adjusted for non-cash expenses and gains such as depreciation expense, asset impairment charges, stock-based compensation expense and gains or losses on the disposal of assets; and timing of cash payments and cash receipts attributed to our various current asset and liability accounts, such as accounts receivable, inventory, accounts payable, accrued liabilities, deferred revenue and unbilled revenue.

The increase in our cash flow from operations for the year ended December 31, 2023, compared to the year ended December 31, 2022, was primarily due to an increased amount of cash received in excess of revenue recognized for the year ended December 31, 2023, compared to the year ended December 31, 2022, and an increase in our accounts payable due to timing of vendor payments, compared to the year ended December 31, 2022.

Cash Flows used in Investing Activities

Our cash flows used in investing activities was $23.2 million for the year ended December 31, 2023, compared to $904.9 million for the year ended December 31, 2022. Our investing cash flows are typically impacted by various factors including our capital expenditures, such as the acquisition of aircraft and spare engines; deposit payments and refunds of previously made deposits on new aircraft; purchase and sales of marketable securities; proceeds from the sale of assets; and timing of cash payments and cash receipts attributed to our various long-term asset and long-term liability accounts.

The decrease in our cash flow used in investing activities in 2023, compared 2022, was primarily due cash provided by the sale of marketable securities, net of marketable securities purchased, of $261.4 million during the year ended December 31, 2023. Conversely, we purchased $346.0 million of marketable securities, net of marketable security sales, during the year ended December 31, 2022. Additionally, cash used for the acquisition of property and equipment, net of aircraft deposits applied towards acquired aircraft, decreased $267.4 million for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily due to the purchase of 25 new E175 aircraft in 2022, compared to the purchase of two new E175 aircraft and the acquisition of 35 CRJ aircraft under early lease buyout arrangements in 2023.

Cash Flows provided by (used in) Financing Activities

Our cash flows used in financing activities was $667.8 million for the year ended December 31, 2023, compared to cash provided by financing activities of $269.1 million for the year ended December 31, 2022. Our financing cash flows are typically impacted by various factors including proceeds from issuance of debt, principal payments on debt obligations, repurchases of our common stock and payment of cash dividends.

The $936.9 million increase in cash used in financing activities for the year ended December 31, 2023, compared to the year ended December 31, 2022, was primarily due to a decrease of $614.8 million in proceeds from the issuance of long-term debt, an increase of $32.6 million in principal payments on long-term debt and $291.9 million of cash used to purchase treasury stock, including a $2.8 million excise tax on the repurchased stock, during the year ended December 31, 2023.

Significant Commitments and Obligations

General

The following table summarizes our commitments and obligations as noted for each of the next five years and thereafter (in thousands):

	Total	2024	2025	2026	2027	2028	Thereafter
Operating lease payments for aircraft and facility obligations	$129,063	$19,924	$17,503	$13,752	$12,554	$9,762	$55,568
Firm aircraft and spare engine commitments	610,945	143,810	230,725	236,410	—	—	—
Interest commitments (1)	471,986	117,976	97,702	77,951	56,127	40,824	81,406
Principal maturities on long-term debt	3,030,310	447,534	532,314	510,625	464,280	292,812	782,745
Total commitments and obligations	$4,242,304	$729,244	$878,244	$838,738	$532,961	$343,398	$919,719
(1)	At December 31, 2023, all of our total long-term debt had fixed interest rates.

Purchase Commitments and Options

We are coordinating with our major airline partners and aircraft manufacturers on the timing of upcoming fleet deliveries under previously announced deals. The anticipated future aircraft delivery dates are subject to change. As of December 31, 2023, we had a firm purchase commitment for 21 new E175 aircraft from Embraer with delivery dates anticipated into 2026.

At the time of each aircraft acquisition, we evaluate the financing alternatives available to us, and select one or more of these methods to fund the acquisition. In recent years, we have issued long-term debt to finance our new aircraft. At present, we intend to fund our aircraft purchase commitments through cash on hand and debt financing. Based on current market conditions and discussions with prospective leasing organizations and financial institutions, we currently believe that we will be able to obtain financing for our committed acquisitions, as well as additional aircraft. We intend to finance the firm purchase commitment for 21 E175 aircraft with approximately 75-85% debt and the remaining balance with cash.

Aircraft Lease and Facility Obligations

We also have long-term lease obligations, primarily relating to our aircraft fleet and airport facilities. Excluding aircraft financed by our major airline partners that we operate for them under contract, we had eight aircraft under lease with remaining terms ranging from five to seven years as of December 31, 2023. Future minimum lease payments due under all long-term operating leases were approximately $129.1 million at December 31, 2023. Assuming a 6.1% discount rate, which is the average incremental borrowing rate we anticipate we would have incurred on debt obtained over a similar term to acquire these assets, the present value of these lease obligations would have been equal to approximately $86.7 million at December 31, 2023.

Long-term Debt Obligations

As of December 31, 2023, we had $3.0 billion of long-term debt, which consisted of $2.8 billion of debt used to finance aircraft and spare engines and $200.6 million of unsecured debt payable to Treasury. The average effective interest rate on our debt obligations was approximately 4.1% at December 31, 2023.

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

Guarantees

We have guaranteed the obligations of SkyWest Airlines under the Delta Connection Agreement and the United Express Agreement for the E175 aircraft. In addition, we have guaranteed certain other obligations under our aircraft financing and leasing agreements.

We have guaranteed $22.4 million in promissory notes of third parties in event the third parties default on their payments. The third parties’ loans are secured by aircraft and engines.

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

A portion of our compensation under our capacity purchase agreements is designed to reimburse us for the use of the aircraft we provide under such agreements. This compensation is deemed to be lease revenue, because the agreements identify the “right of use” or a specific type and number of aircraft over the agreement term. We allocate the total consideration received under our capacity purchase agreements between the lease and non-lease components based on stand-alone selling prices. A portion of the consideration received for the use of the aircraft is a fixed monthly payment per aircraft. Recent amendments to our capacity purchase agreements with certain major airline partners reduced certain future contractual fixed monthly payments and increased future contractual variable payments. Accordingly, we re-evaluated the allocation of the total consideration between the lease and non-lease components for the affected amended agreements, including the allocation of the consideration to the fixed and variable lease components. As a result of these amendments, we deferred recognizing lease revenue on $78.5 million of the allocated fixed monthly lease payments received during the year ended December 31, 2023, under the straight-line method.

Additionally, a portion of our compensation under our capacity purchase agreements relates to operating the aircraft, identified as the non-lease component of the capacity purchase agreement. We recognize revenue attributed to the non-lease component received as fixed monthly payments per aircraft proportionate to the number of block hours completed during each reporting period, relative to the estimated number of block hours we anticipate completing over the remaining contract term. In 2023, we deferred $151.4 million of fixed monthly payments and unbilled revenue decreased by $12.6 million. The amount of deferred revenue and unbilled revenue from fixed monthly payments we recognize will increase or decrease in future reporting periods depending on the number of block hours we complete during such reporting period and our then-current forecast of block hours we anticipate completing over the remaining contract term based on information available to us as that time.

Our revenues could be impacted by several factors, such as our flight schedules, passenger fares we receive under our prorate agreements, terminations, extensions or other amendments to our code-share agreements, our estimates used to determine the amount of revenue we defer under our capacity purchase agreements, and our ability to earn incentive payments contemplated under applicable agreements. In the event contracted rates are not finalized at a quarterly or annual financial statement date, we record that period’s revenues based on the lower of the prior period’s approved rates or our estimate of rates that will be implemented upon completion of negotiations. Also, in the event we have a reimbursement dispute with a major airline partner at a quarterly or annual financial statement date, we evaluate the dispute under established revenue recognition criteria and, provided the revenue recognition criteria have been met, we recognize revenue for that period based on our estimate of the resolution of the dispute. Our rates were finalized under our code-share agreements as of December 31, 2023.

Long-Lived Assets

As of December 31, 2023, we had approximately $5.5 billion of property and equipment and related assets net of accumulated depreciation. In accounting for these long-lived assets, we make estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the condition of the long-lived assets and operating cash flow losses associated with the use of the long-lived assets. When considering whether or not impairment of long-lived assets exists, we group similar assets together at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and compare the undiscounted cash flows for each asset group to the net carrying amount of the assets supporting the asset group. Asset groupings are done at the fleet type or contract level.

During 2023, we recorded a non-cash impairment loss of $2.3 million related to a change in the estimate of fair value for 14 CRJ700 aircraft that were classified as held for sale in 2022. We presented the $54.3 million of assets held for sale at the lower of their current carrying value or their fair market value less costs to sell and included the amount in “Other current assets” on the Company’s consolidated balance sheet. The fair values are based upon observable and unobservable inputs, including market trends and conditions. The assumptions used to determine the fair value of the assets held for sale are subject to inherent uncertainty and could produce a wide range of outcomes which the Company will continue to monitor in future periods as new information becomes available. Prior to the ultimate sale of the assets, subsequent changes in the estimate of the fair value of the assets held for sale will be recorded as a gain or loss with a corresponding adjustment to the assets’ carrying value. The impairment of $2.3 million is included in “Other operating expenses” on the Company’s consolidated statements of comprehensive income and in the SkyWest Leasing segment for the year ended December 31, 2023.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

In the past, we have not experienced sustained material difficulties with fuel availability, and we currently expect to be able to obtain fuel at prevailing prices in quantities sufficient to meet our future needs. Pursuant to our contract flying arrangements, United, Delta, American and Alaska have agreed to bear the economic risk of fuel price fluctuations on our contracted flights. We bear the economic risk of fuel price fluctuations on our prorate and SWC operations. For each of the years ended December 31, 2023, 2022 and 2021, approximately 13%, 12% and 16% of our total flying agreements revenue was derived from prorate agreements and SWC. For the years ended December 31, 2023, 2022 and 2021, the average price per gallon of aircraft fuel was $3.70, $4.14 and $2.49, respectively. For illustrative purposes only, we have estimated the impact of the market risk of fuel price fluctuations on our prorate and SWC operations using a hypothetical increase of 25% in the price per gallon we purchase. Based on this hypothetical assumption, we would have incurred an additional $21.5 million, $27.1 million and $26.8 million in fuel expense for the years ended December 31, 2023, 2022 and 2021, respectively.

Interest Rates

As of December 31, 2023, our long-term debt had fixed interest rates. We currently intend to finance the acquisition of aircraft through manufacturer financing or long-term borrowings. Changes in interest rates may impact our actual cost to acquire future aircraft. To the extent we place new aircraft in service under our capacity purchase agreements with United, Delta, American, Alaska or other carriers, our capacity purchase agreements currently provide that reimbursement rates will be adjusted to reflect the interest rates effective at the closing of the respective aircraft financing. A hypothetical 50 basis point change in market interest rates would not have a material effect on our financial results.

Labor and Inflation Risk

The global economy has experienced, and continues to experience high rates of inflation. We cannot predict how long these inflationary pressures will continue, or how they may change over time, but we expect to see continued impacts on the global economy and our Company.

As a result, our costs have become, and we expect they will continue to be, subject to significant inflationary pressures, and we may not be able to fully offset such higher costs through price increases under our capacity purchase agreements. Salaries, wages and benefits expense represented 46.7% of our total operating expense for year ended December 31, 2023. For illustrative purposes, a hypothetical increase of 25% to our salaries, wages and benefits during the year ended December 31, 2023, would have increased our operating expenses by approximately $330.7 million.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of SkyWest, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SkyWest, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 15, 2024 expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

At December 31, 2023, the Company’s deferred revenue balance totaled $374.6 million, of which $61.0 million was presented as a component of other current liabilities and $313.6 million was included in other long-term liabilities on the balance sheet. The Company’s unbilled revenue balance totaled $7.3 million, of which $1.2 million was presented as a component of other current assets, and $6.1 million was included in other long-term assets on the balance sheet. As discussed in Note 1 to the consolidated financial statements, under the Company’s capacity purchase agreements, the Company is paid a fixed amount per aircraft each month over the contract term. The Company recognizes revenue related to the fixed amount per aircraft per month based upon completed block hours proportionate to total forecasted block hours over the contract term. To perform the allocation over the contract, the Company estimates revenue per block hour using historical data and forecasted flight activity.

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

To test the Company’s estimated deferred revenue liability, we performed audit procedures that included, among others, assessing the methodology and assumptions used by the Company in the deferred revenue calculation, including testing of the forecasted block hours and validating completeness and accuracy of the underlying data used by the Company. Specifically, we compared management’s forecasted block hours to historical flight activity and existing flight schedules with partner airlines. We evaluated management’s ability to accurately forecast flight activity by performing hindsight analyses comparing actual historical results to past forecasts. We also performed sensitivity analyses to understand the impact of fluctuations in forecasted block hours to the deferred revenue liability.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2003.

Salt Lake City, Utah

February 15, 2024

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

ASSETS

	December 31,	December 31,
	2023	2022
CURRENT ASSETS:
Cash and cash equivalents	$148,277	$102,984
Marketable securities	686,946	944,231
Receivables, net	82,854	100,523
Inventories, net	127,114	123,209
Other current assets	86,705	100,334
Total current assets	1,131,896	1,371,281

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	8,323,107	8,143,614
Deposits on aircraft	77,282	23,931
Buildings and ground equipment	282,398	265,019
Total property and equipment, gross	8,682,787	8,432,564
Less-accumulated depreciation and amortization	(3,199,820)	(2,884,084)
Total property and equipment, net	5,482,967	5,548,480

OTHER ASSETS:
Operating lease right-of-use assets	86,727	151,928
Long-term receivables and other assets	324,703	342,864
Total other assets	411,430	494,792
Total assets	$7,026,293	$7,414,553

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(Dollars in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,	December 31,
	2023	2022
CURRENT LIABILITIES:
Current maturities of long-term debt	$443,869	$438,502
Accounts payable	470,251	422,001
Accrued salaries, wages and benefits	194,881	186,285
Current maturities of operating lease liabilities	19,335	71,726
Taxes other than income taxes	26,077	20,480
Other current liabilities	99,879	33,549
Total current liabilities	1,254,292	1,172,543

LONG-TERM DEBT, net of current maturities	2,562,183	2,941,772

DEFERRED INCOME TAXES PAYABLE	687,600	687,060

NONCURRENT OPERATING LEASE LIABILITIES	67,392	88,622

OTHER LONG-TERM LIABILITIES	341,324	176,925

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 82,840,372 and 82,592,830 shares issued as of December 31, 2023, and December 31, 2022, respectively	754,362	734,426
Retained earnings	2,271,211	2,236,869
Treasury stock, at cost, 42,615,347 and 31,994,416 shares as of December 31, 2023, and December 31, 2022, respectively	(912,396)	(619,862)
Accumulated other comprehensive income (loss)	325	(3,802)
Total stockholders’ equity	2,113,502	2,347,631
Total liabilities and stockholders’ equity	$7,026,293	$7,414,553

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
OPERATING REVENUES:
Flying agreements	$2,834,397	$2,899,837	$2,615,076
Lease, airport services and other	101,035	105,088	98,415
Total operating revenues	2,935,432	3,004,925	2,713,491
OPERATING EXPENSES:
Salaries, wages and benefits	1,322,615	1,211,551	986,664
Aircraft maintenance, materials and repairs	673,453	644,157	817,803
Depreciation and amortization	383,115	394,552	440,198
Aircraft fuel	85,913	108,456	107,057
Airport-related expenses	72,640	71,549	104,690
Aircraft rentals	25,507	75,353	63,357
Special items	—	—	84,592
Payroll support grant	—	—	(422,669)
Other operating expenses	268,120	318,145	255,932
Total operating expenses	2,831,363	2,823,763	2,437,624
OPERATING INCOME	104,069	181,162	275,867
OTHER INCOME (EXPENSE):
Interest income	43,928	17,605	1,114
Interest expense	(130,930)	(127,083)	(123,122)
Other income (loss), net	23,242	20,899	(3,249)
Total other expense, net	(63,760)	(88,579)	(125,257)
INCOME BEFORE INCOME TAXES	40,309	92,583	150,610
PROVISION FOR INCOME TAXES	5,967	19,630	38,700
NET INCOME	$34,342	$72,953	$111,910

BASIC EARNINGS PER SHARE	$0.78	$1.44	$2.22
DILUTED EARNINGS PER SHARE	$0.77	$1.44	$2.20
Weighted average common shares:
Basic	43,940	50,548	50,348
Diluted	44,599	50,644	50,753

COMPREHENSIVE INCOME:
Net income	$34,342	$72,953	$111,910
Net unrealized appreciation (depreciation) on marketable securities, net of taxes	4,127	(3,802)	—
TOTAL COMPREHENSIVE INCOME	$38,469	$69,151	$111,910

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

						Accumulated
						Other
	Common Stock		Retained	Treasury Stock		Comprehensive
	Shares	Amount	Earnings	Shares	Amount	Income (Loss)	Total
Balance at December 31, 2020	82,095	$704,675	$2,052,006	(31,914)	$(617,136)	$—	$2,139,545
Net income	—	—	111,910	—	—	—	111,910
Exercise of common stock options and vested employee stock awards	177	606	—	—	—	—	606
Employee income tax paid on vested equity awards	—	—	—	(42)	(1,576)	—	(1,576)
Sale of common stock under employee stock purchase plan	64	2,540	—	—	—	—	2,540
Stock based compensation expense	—	8,685	—	—	—	—	8,685
Warrants issued to U.S. Treasury	—	5,804	—	—	—	—	5,804
Balance at December 31, 2021	82,336	$722,310	$2,163,916	(31,956)	$(618,712)	$—	$2,267,514
Net income	—	—	72,953	—	—	—	72,953
Exercise of common stock options and vested employee stock awards	151	142	—	—	—	—	142
Employee income tax paid on vested equity awards	—	—	—	(38)	(1,150)	—	(1,150)
Sale of common stock under employee stock purchase plan	106	2,815	—	—	—	—	2,815
Stock based compensation expense	—	9,159	—	—	—	—	9,159
Net unrealized depreciation on marketable securities, net of tax of $1,224	—	—	—	—	—	(3,802)	(3,802)
Balance at December 31, 2022	82,593	$734,426	$2,236,869	(31,994)	$(619,862)	$(3,802)	$2,347,631
Net income	—	—	34,342	—	—	—	34,342
Exercise of common stock options and vested employee stock awards	130	57	—	—	—	—	57
Employee income tax paid on vested equity awards	—	—	—	(32)	(585)	—	(585)
Sale of common stock under employee stock purchase plan	117	2,754	—	—	—	—	2,754
Stock based compensation expense	—	17,125	—	—	—	—	17,125
Treasury stock purchases and related excise tax	—	—	—	(10,589)	(291,949)	—	(291,949)
Net unrealized appreciation on marketable securities, net of tax of $1,329	—	—	—	—	—	4,127	4,127
Balance at December 31, 2023	82,840	$754,362	$2,271,211	(42,615)	$(912,396)	$325	$2,113,502

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,342	$72,953	$111,910
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	383,115	394,552	440,198
Stock based compensation expense	17,125	9,159	8,685
Decrease in credit loss reserves	(185)	(4,591)	(4,249)
Gain on disposal of fixed assets	(14,295)	(7,948)	(4,586)
Loss (gain) on investments in other companies	479	(11,380)	—
Net increase in deferred income taxes	539	23,825	37,305
Impairment on assets held for sale	2,318	51,384	—
Special items	—	—	84,592
Changes in operating assets and liabilities:
Decrease (increase) in receivables	19,818	(32,959)	(30,093)
Decrease (increase) in income tax receivable	997	7,815	(5,570)
Increase in inventories	(3,905)	(16,628)	(12,897)
Decrease (increase) in other current assets	1,593	(2,871)	(1,936)
Decrease in operating lease right-of-use assets	25,954	86,588	43,846
Decrease in operating lease liabilities	(54,984)	(76,812)	(51,326)
Increase (decrease) in deferred revenue	229,862	40,812	(6,832)
Decrease (increase) in unbilled revenue	12,601	(11,491)	(8,404)
Increase (decrease) in accounts payable and other current liabilities	80,960	(42,032)	231,177
NET CASH PROVIDED BY OPERATING ACTIVITIES	736,334	480,376	831,820

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(1,339,465)	(1,834,403)	(1,517,861)
Sales of marketable securities	1,600,877	1,488,359	1,526,057
Acquisition of property and equipment:
Aircraft and rotable spare parts	(238,068)	(632,460)	(537,574)
Buildings and ground equipment	(13,258)	(13,031)	(18,127)
Proceeds from the sale of property and equipment	15,879	16,983	7,117
Deposits on aircraft	(65,000)	(37,100)	(125,701)
Aircraft deposits applied towards acquired aircraft	11,649	138,383	32,962
Decrease (increase) in other assets	4,158	(31,625)	(65,395)
NET CASH USED IN INVESTING ACTIVITIES	(23,228)	(904,894)	(698,522)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	69,689	684,502	450,032
Principal payments on long-term debt	(447,604)	(415,050)	(540,537)
Payment of debt issuance cost	(175)	(2,178)	(1,665)
Net proceeds from issuance of common stock	2,811	2,957	3,146
Employee income tax paid on vested equity awards	(585)	(1,150)	(1,576)
Purchase of treasury stock and related excise tax	(291,949)	—	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(667,813)	269,081	(90,600)

Increase (decrease) in cash and cash equivalents	45,293	(155,437)	42,698
Cash and cash equivalents at beginning of period	102,984	258,421	215,723
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$148,277	$102,984	$258,421

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	Year Ended December 31,
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:	2023	2022	2021
Non-cash investing and financing activities:
Acquisition of property and equipment	$12,583	$16,826	$11,336
Derecognition of right of use assets	$(39,247)	$—	$—
Derecognition of operating lease liabilities	$39,247	$—	$—
Warrants issued to U.S. Treasury	$—	$—	$5,804
Cash paid during the period for:
Interest, net of capitalized amounts	$128,288	$125,321	$124,918
Income taxes	$13,610	$1,166	$6,589

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

(1) Nature of Operations and Summary of Significant Accounting Policies

SkyWest, Inc. (the “Company”), through its subsidiary, SkyWest Airlines, Inc. (“SkyWest Airlines”) operates the largest regional airline in the United States. As of December 31, 2023, SkyWest Airlines offered scheduled passenger service under code-share agreements with United Airlines, Inc. (“United”), Delta Air Lines, Inc. (“Delta”), American Airlines, Inc. (“American”) and Alaska Airlines, Inc. (“Alaska”) with approximately 1,850 total daily departures to destinations in the United States, Canada and Mexico. Additionally, the Company provides airport customer service and ground handling services for other airlines throughout its system. In 2022, the Company formed SkyWest Charter, LLC (“SWC”), which had its first revenue generating flight in May 2023. SWC offers an on-demand charter flight service. As of December 31, 2023, the Company had 603 total aircraft in its fleet, including 485 aircraft in scheduled service or under contract under its code-share agreements, summarized as follows:

	E175	CRJ900	CRJ700	CRJ200	Total
United	90	—	19	89	198
Delta	85	41	9	—	135
American	20	—	90	—	110
Alaska	42	—	—	—	42
Aircraft in scheduled service or under contract	237	41	118	89	485
SWC	—	—	—	16	16
Leased to third parties	—	5	35	—	40
Other (1)	—	3	14	45	62
Total Fleet	237	49	167	150	603
(1)	As of December 31, 2023, other aircraft included: supplemental spare aircraft supporting the Company’s code-share agreements that may be placed under future code-share or leasing arrangements, aircraft transitioning between code-share agreements with the Company’s major airline partners, aircraft held-for-sale or aircraft that are scheduled to be disassembled for use as spare parts.

For the year ended December 31, 2023, approximately 40.8% of the Company’s aircraft in scheduled service was operated for United, approximately 27.8% was operated for Delta, approximately 22.7% was operated for American and approximately 8.7% was operated for Alaska.

SkyWest Airlines has been a code-share partner with Delta since 1987, United since 1997, Alaska since 2011 and American since 2012. As of December 31, 2023, SkyWest Airlines operated as a Delta Connection carrier primarily in Salt Lake City, Detroit and Minneapolis, a United Express carrier primarily in Los Angeles, San Francisco, Denver, Houston, Chicago and the Pacific Northwest, an American carrier primarily in Chicago, Dallas, Los Angeles and Phoenix and an Alaska carrier primarily in the Pacific Northwest.

SkyWest Airlines operates the following aircraft manufactured by MHI RJ Aviation ULC, formerly known as Bombardier Aerospace (“Bombardier”): CRJ900s, CRJ700s and CRJ200s, and E175s manufactured by Embraer. The CRJ700, CRJ900 and E175 aircraft have a dual-class seat configuration typically configured with 65 to 76 seats. The CRJ200 is typically a single-class 50-seat aircraft. SWC operates the CRJ200 in a 30-seat configuration.

Basis of Presentation

The Company’s consolidated financial statements include the accounts of the Company and the SkyWest Airlines and SWC and SkyWest Leasing segments, with all inter-company transactions and balances having been eliminated.

In preparing the accompanying consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after December 31, 2023, through the filing date of the Company’s annual report with the U.S. Securities and Exchange Commission.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had no restricted cash as of December 31, 2023 and 2022.

Marketable Securities

The Company’s investments in debt securities are classified as available-for-sale and are reported at fair market value with the net unrealized appreciation (depreciation) reported as a component of accumulated other comprehensive income in stockholders’ equity. At the time of sale, any realized appreciation or depreciation, calculated by the specific identification method, is recognized in other income and expense. The Company’s position in marketable securities as of December 31, 2023 and 2022 was as follows (in thousands):

		Gross unrealized	Gross unrealized
At December 31, 2023	Amortized Cost	holding gains	holding losses	Fair market value
Marketable securities:
Bond and bond funds	$676,644	$430	$—	$677,074
Commercial Paper	9,872	—	—	9,872
Total marketable securities	$686,516	$430	$—	$686,946

		Gross unrealized	Gross unrealized
At December 31, 2022	Amortized Cost	holding gains	holding losses	Fair market value
Marketable securities:
Bond and bond funds	$629,280	$—	$(5,026)	$624,254
Commercial Paper	319,977	—	—	319,977
Total marketable securities	$949,257	$—	$(5,026)	$944,231

As of December 31, 2023 and 2022, the Company had classified $686.9 million and $944.2 million of marketable securities, respectively, as short-term because it had the intent to maintain a liquid portfolio and the ability to redeem the securities within one year.

Inventories

Inventories include expendable parts, fuel and supplies and are valued at cost (FIFO basis) less an allowance for obsolescence based on historical part turnover, excess parts and management’s expectations of future operations. Expendable inventory parts are charged to expense as used. An obsolescence allowance for flight equipment expendable parts is accrued based on estimated lives of the corresponding fleet types, anticipated part usage and salvage values. The inventory allowance as of December 31, 2023 and 2022, was $26.1 million and $24.2 million, respectively.

Property and Equipment

Property and equipment are stated at cost and depreciated over their useful lives to their estimated residual values using the straight-line method as follows:

Assets	Depreciable Life	Current Residual Value
Aircraft, rotable spares, and spare engines	up to 22 years	up to 20%
Ground equipment	up to 10 years	0%
Office equipment	up to 5 years	0%
Leasehold improvements	Shorter of 15 years or lease term	0%
Buildings	20 - 39.5 years	0%

Impairment of Long-Lived Assets

As of December 31, 2023, the Company had approximately $5.5 billion of property and equipment, net. In accounting for these long-lived assets, the Company makes estimates about the expected useful lives of the assets, the expected residual values of such assets, and the potential for impairment based on projected future cash flows and estimated fair value of the assets. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the condition of the long-lived assets and operating cash flow losses associated with the use of the long-lived assets. On a periodic basis, the Company evaluates whether impairment indicators are present. When considering whether or not impairment of long-lived assets exists, the Company groups similar assets together at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and compare the undiscounted cash flows for each asset group to the net carrying amount of the assets supporting the asset group. Asset groupings are done at the aircraft type level.

During 2022, the Company committed to a plan to sell 14 CRJ700 aircraft, resulting in an impairment on the assets held for sale of $51.4 million. During 2023, the Company wrote-down the assets held for sale for an additional $2.3 million. See Note 8, “Assets Held for Sale” for more information on the assets held for sale.

Capitalized Interest

Interest is capitalized on aircraft purchase deposits as a portion of the cost of the asset and is depreciated over the estimated useful life of the asset. During the years ended December 31, 2023, 2022 and 2021, the Company capitalized interest costs of approximately $1.5 million, $1.9 million and $1.9 million, respectively.

Maintenance

The Company operates under a U.S. Federal Aviation Administration approved continuous inspection and maintenance program. The Company uses the direct expense method of accounting for its regional jet engine overhauls. The Company has engine services agreements with third-party vendors to provide long-term engine services covering the scheduled and unscheduled repairs for most of its aircraft. Under the terms of the agreements, the Company pays a fixed dollar amount per engine hour flown per month and the third-party vendors will assume the responsibility to repair the engines at no additional cost to the Company, subject to certain specified exclusions. Maintenance costs under these contracts are recognized when the engine hour is flown pursuant to the terms of each contract. The repair costs for engines not covered by these hourly service agreements are expensed when repair services are incurred. The costs of maintenance for airframe and avionics components, landing gear and other recurring maintenance are expensed as incurred.

Flying Agreements and Airport Customer Service and Other Revenues

The Company recognizes revenue under its flying agreements and under its lease, airport services and other service agreements when the service is provided under the applicable agreement. Under the Company’s capacity purchase agreements with United, Delta, American and Alaska (each, a “major airline partner”), the major airline partner generally pays the Company a fixed-fee for each departure, flight hour (measured from takeoff to landing, excluding taxi time) or block hour (measured from takeoff to landing, including taxi time) incurred, and an amount per aircraft in service each month (a portion of which is accounted for as aircraft lease consideration), with additional incentives based on flight completion, on-time performance or other performance metrics. The major airline partner also directly pays for or reimburses the Company for certain direct expenses incurred under the capacity purchase agreement, such as fuel, airport landing fees and airport rents. Under the capacity purchase agreements, the Company’s performance obligation is met when each flight is completed, measured in completed block hours, and is reflected in flying agreements revenue. The transaction price for the capacity purchase agreements is determined from the fixed-fee consideration, incentive consideration and directly reimbursed expenses earned as flights are completed over the agreement term. For the years ended December 31, 2023, 2022 and 2021, capacity purchase arrangements represented approximately 86.5%, 88.0% and 84.3% of the Company’s flying agreements revenue, respectively.

Under the Company’s prorate arrangements (also referred to as a “prorate” agreements), the major airline partner and the Company negotiate a passenger fare proration formula, pursuant to which the Company receives a percentage of the ticket revenues for those passengers traveling for one portion of their trip on a Company airline and the other portion of their trip on the major airline partner. Under the Company’s prorate flying agreements, the performance obligation is met and revenue is recognized when each flight is completed based upon the portion of the prorate passenger fare the Company determines that it will receive for each completed flight. The transaction price for the prorate agreements is determined from the proration formula derived from each passenger ticket amount on each completed flight over the agreement term. Certain routes under the Company’s prorate arrangements are subsidized by the U.S. Department of Transportation under the Essential Air Service (“EAS”) program, a program created to ensure small communities in the United States maintain a minimum level of scheduled air service. The EAS contracts are generally two years in duration and the Company recognizes EAS revenue on a per-completed-flight basis pursuant to the terms of each contract. Under the Company’s charter operations, SWC, the Company negotiates a fare for the charter flight with the customer. The performance obligation is met and revenue is recognized upon completion of the flight. For the years ended December 31, 2023, 2022 and 2021, prorate flying agreements and SWC revenue represented approximately 13.5%, 12.0%, and 15.7% of the Company’s flying agreements revenue, respectively.

The following table represents the Company’s flying agreements revenue by type for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	For the year ended December 31,
	2023	2022	2021
Capacity purchase agreements flight operations revenue (non-lease component)	$1,976,743	$2,028,308	$1,678,219
Capacity purchase agreements fixed aircraft lease revenue	296,047	504,529	527,173
Capacity purchase agreements variable aircraft lease revenue	180,218	17,664	—
Prorate agreements and SWC revenue	381,389	349,336	409,684
Flying agreements revenue	$2,834,397	$2,899,837	$2,615,076

The Company allocates the total consideration received under its capacity purchase agreements between lease and non-lease components based on stand-alone selling prices. A portion of the Company’s compensation under its capacity purchase agreements is designed to reimburse the Company for certain aircraft ownership costs. The consideration for aircraft ownership costs varies by agreement but is intended to cover either the Company’s aircraft principal and interest debt service costs, its aircraft depreciation and interest expense or its aircraft lease expense costs while the aircraft is under contract. The consideration received for the use of the aircraft under the Company’s capacity purchase agreements is accounted for as lease revenue, inasmuch as the agreements identify the “right of use” of a specific type and number of aircraft over a stated period of time. The lease revenue associated with the Company’s capacity purchase agreements is accounted for as an operating lease and is reflected as flying agreements revenue on the Company’s consolidated statements of comprehensive income. During the three months ended December 31, 2022, the Company amended certain of its capacity purchase agreements resulting in a portion of the Company’s aircraft lease revenue becoming variable beginning in the fourth quarter of 2022. As a result of these capacity purchase agreement amendments executed in 2022, during the year ended December 31, 2023, the Company deferred recognizing lease revenue on $78.5 million of the allocated fixed monthly lease payments received during the year ended December 31, 2023, under the straight-line method. The Company deferred recognizing lease revenue on $22.1 million of the allocated fixed monthly lease payments received during the year ended December 31, 2022, under the straight-line method. The Company has not separately stated aircraft rental income and aircraft rental expense in the consolidated statement of comprehensive income because the use of the aircraft is not a separate activity of the total service provided under the capacity purchase agreements.

A portion of the Company’s compensation under its capacity purchase agreements relates to operating the aircraft, identified as the non-lease component of the capacity purchase agreement. The Company recognizes revenue attributed to the non-lease component received as fixed-fees for each departure, flight hour or block hour on an as-completed basis for each reporting period. The Company recognizes revenue attributed to the non-lease component received as fixed monthly payments per aircraft proportionate to the number of block hours completed during each reporting period, relative to the estimated number of block hours the Company anticipates completing over the remaining contract term. Accordingly, the Company’s revenue recognition will likely vary from the timing of cash receipts under the Company’s capacity purchase agreements. The Company refers to cash received under its capacity purchase agreements prior to recognizing revenue as “deferred revenue,” and the Company refers to revenue recognized prior to billing its major airline partners under its capacity purchase agreements as “unbilled revenue” for each reporting period. In 2023, the Company deferred recognizing revenue on $151.4 million of fixed monthly payments under certain agreements and unbilled revenue decreased by $12.6 million under certain other agreements, compared to deferring revenue of $18.7 million and recognizing $11.5 million of unbilled revenue in 2022.

The Company’s total deferred revenue balance as of December 31, 2023, was $374.6 million, including $61.0 million in other current liabilities and $313.6 million in other long-term liabilities. The Company’s unbilled revenue balance as of December 31, 2023, was $7.3 million, including $1.2 million in other current assets and $6.1 million in other long-term assets. The Company’s total deferred revenue balance as of December 31, 2022, was $144.7 million, including $5.2 million in other current liabilities and $139.5 million in other long-term liabilities. The Company’s unbilled revenue balance as of December 31, 2022, was $19.9 million, including $9.9 million in other current assets and $10.0 million in other long-term assets.

The Company’s capacity purchase and prorate agreements include weekly provisional cash payments from the respective major airline partner based on a projected level of flying each month. The Company and each major airline partner subsequently reconcile these payments to the actual completed flight activity on a monthly or quarterly basis.

In several of the Company’s agreements, the Company is eligible to receive incentive compensation upon the achievement of certain performance criteria. The incentives are defined in the agreements and are measured and determined on a monthly, quarterly or semi-annual basis. At the end of each period during the term of an agreement, the Company calculates the incentives achieved during that period and recognizes revenue attributable to that agreement accordingly, subject to the variable constraint guidance under Accounting Standard Codification (“ASC”) Topic 606.

The following summarizes the significant provisions of each code-share agreement the Company has with each major airline partner through SkyWest Airlines:

United Express Agreements

Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
United Express Agreements (capacity purchase agreement)	• E175 • CRJ 700 • CRJ 200	90 19 70	• Individual aircraft have scheduled removal dates under the agreement between 2024 and 2029 • The average remaining term of the aircraft under contract is 2.7 years
United Express Prorate Agreement (prorate agreement)	• CRJ 200	*19	• Terminable with 120-day notice
Total under United Express Agreements		198

Delta Connection Agreements

Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
Delta Connection Agreement (capacity purchase agreement)	• E175 • CRJ 900 • CRJ 700	85 35 5	• Individual aircraft have scheduled removal dates from 2024 to 2034 • The average remaining term of the aircraft under contract is 4.8 years
Delta Connection Prorate Agreement (prorate agreement)	• CRJ 900 • CRJ 700	6* 4*	• Terminable with 30-day notice
Total under Delta Connection Agreements		135

American Capacity Purchase Agreement

Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
American Agreement (capacity purchase agreement)	• E175 • CRJ 700	20 90	• Individual aircraft have scheduled removal dates from 2024 to 2032 • The average remaining term of the aircraft under contract is 3.1 years
Total under American Agreement		110

Alaska Capacity Purchase Agreement

Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
Alaska Agreement (capacity purchase agreement)	• E175	42	• Individual aircraft have scheduled removal dates from 2030 to 2034 • The average remaining term of the aircraft under contract is 7.5 years

* The Company’s prorate agreements are based on specific routes, not a specific aircraft count. The number of aircraft listed above for each prorate agreement approximates the number of aircraft the Company uses to serve the prorate routes.

In addition to the contractual arrangements described above, as of December 31, 2023, SkyWest Airlines reached agreements to place the following E175 aircraft under a capacity purchase agreement with the respective partners:

	2024	2025	2026	Total
Delta Air Lines	1	—	—	1
United Airlines	4	7	8	19
Alaska Airlines	—	1	—	1
Total	5	8	8	21

Final delivery and in-service dates for aircraft to be placed under contract may be adjusted based on various factors.

When an aircraft is scheduled to be removed from a capacity purchase arrangement, the Company may, as practical under the circumstances, negotiate an extension with the respective major airline partner, negotiate the placement of the aircraft with another major airline partner, return the aircraft to the major airline partner when the aircraft is leased from the major airline partner, place owned aircraft for sale or pursue other uses for the aircraft. Other uses for the aircraft may include placing the aircraft in a prorate agreement, leasing the aircraft or engines to a third party or disassembling aircraft components such as the engines and parts to be used as spare inventory.

Lease, airport services and other revenues primarily consists of revenue generated from aircraft and spare engines leased to third parties and from airport customer service agreements, such as gate and ramp agent services at various airports where the Company has been contracted by third parties to provide such services. The following table represents the Company’s lease, airport services and other revenues for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	For the year ended December 31,
	2023	2022	2021
Operating lease revenue	$47,554	$48,714	$46,532
Operating lease revenue relating to variable lease payments	18,420	17,050	19,998
Airport customer service and other revenue	35,061	39,324	31,885
Lease, airport services and other	$101,035	$105,088	$98,415

The following table summarizes future minimum rental income under operating leases primarily related to leased aircraft and engines that had remaining non-cancelable lease terms as of December 31, 2023 (in thousands):

2024	$46,119
2025	41,172
2026	35,630
2027	35,586
2028	35,024
Thereafter	53,122
Total future minimum rental income under operating leases	$246,653

Of the Company’s $5.5 billion of property and equipment, net as of December 31, 2023, $216.0 million of regional jet aircraft and spare engines were leased to third parties under operating leases. The Company’s mitigation strategy for the residual asset risks of these assets includes leasing aircraft and engine types that can be operated by the Company in the event of a default. Additionally, the operating leases typically have specified lease return condition requirements paid by the lessee to the Company and the Company typically maintains inspection rights under the leases.

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

As of December 31, 2023, the Company had $82.9 million in accounts receivable of which $73.6 million related to flying agreements. As of December 31, 2022, the Company had $100.5 million in accounts receivable of which $73.7 million related to flying agreements.

Allowance for Credit Losses

The Company monitors publicly available credit ratings for entities for which the Company has a significant receivable balance. As of December 31, 2023, the Company had gross receivables of $86.1 million in current assets and gross receivables of $199.8 million in other long-term assets. The Company has established credit loss reserves based on publicly available historic default rates issued by a third party for companies with similar credit ratings, factoring in the term of the respective accounts receivable or note receivable. During the year ended December 31, 2023, the Company recorded $0.2 million of adjustments to the credit loss reserve and wrote-off $18.5 million in receivables that were fully reserved as of December 31, 2022. There were no other significant changes in the outstanding accounts receivable, notes receivable or credit ratings of the entities.

The following table summarizes the changes in allowance for credit losses:

Allowance for Credit Losses
Balance at December 31, 2020	$46,225
Adjustments to credit loss reserves	(4,249)
Write-offs charged against allowance	—
Balance at December 31, 2021	$41,976
Adjustments to credit loss reserves	(4,591)
Write-offs charged against allowance	—
Balance at December 31, 2022	$37,385
Adjustments to credit loss reserves	(185)
Write-offs charged against allowance	(18,501)
Balance at December 31, 2023	$18,699

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

	Year Ended December 31,
	2023	2022	2021
Treasury Warrants (1)	286	640	78
Employee Stock Awards	15	219	—
Total antidilutive securities	301	859	78
(1)	U.S. Department of the Treasury (“Treasury”) warrants to purchase shares of SkyWest common stock issued pursuant to the three Payroll Support Program Agreements and a loan agreement. See Note 10, “Payroll Support Programs” and Note 11, “Capital Transactions” for further discussion on the warrants issued to Treasury.

Additionally, for the years ended December 31, 2023, 2022 and 2021, 334,000, 146,000 and 140,000 performance share units (at target performance) were excluded from the computation of Diluted EPS since the Company had not achieved the minimum target thresholds for these units as of December 31, 2023, 2022 and 2021, respectively.

The calculation of the weighted average number of common shares outstanding for Basic EPS and Diluted EPS are as follows for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net income	$34,342	$72,953	$111,910
Denominator:
Basic earnings per share weighted average shares	43,940	50,548	50,348
Dilution due to employee equity awards and warrants	659	96	405
Diluted earnings per share weighted average shares	44,599	50,644	50,753

Basic earnings per share	$0.78	$1.44	$2.22
Diluted earnings per share	$0.77	$1.44	$2.20

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

Segment Reporting

GAAP requires disclosures related to components of a company for which separate financial information is available to, and regularly evaluated by, the Company’s chief operating decision maker when deciding how to allocate resources and in assessing performance. The Company’s two reportable segments consist of (1) the operations of SkyWest Airlines and SWC (collectively, “SkyWest Airlines and SWC”) and (2) SkyWest Leasing activities. Information pertaining to the Company’s reportable segments is presented in Note 2, Segment Reporting.

The Company has two reportable segments: (1) SkyWest Airlines and SWC and (2) SkyWest Leasing.

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update No. 2023-07, “Segment Reporting (ASC Topic 280) – Improvements to Reportable Segment Disclosures,” which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU also expands disclosure requirements to enable users of financial statements to better understand the entity’s measurement and assessment of segment performance and resource allocation. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (ASC Topic 740) – Improvements to Income Tax Disclosures”, which enhances the transparency, effectiveness and comparability of income tax disclosures by requiring consistent categories and greater disaggregation of information related to income tax rate reconciliations and the jurisdictions in which income taxes are paid. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.

(2) Segment Reporting

GAAP requires disclosures related to components of a company for which separate financial information is available to, and regularly evaluated by, the Company’s chief operating decision maker when deciding how to allocate resources and in assessing performance.

The Company’s two reportable segments consist of (1) the operations of SkyWest Airlines and SWC and (2) SkyWest Leasing activities.

The Company’s chief operating decision maker analyzes the profitability of operating new aircraft financed through the issuance of debt, including the Company’s E175 fleet, separately from the profitability of the Company’s capital deployed for ownership and financing of such aircraft. The SkyWest Airlines and SWC segment includes revenue earned under the applicable capacity purchase agreements attributed to operating such aircraft and the respective operating costs, and revenue and operating expenses attributed to other flying or airport services agreements. The SkyWest Leasing segment includes applicable revenue earned under the applicable capacity purchase agreements attributed to the ownership of new aircraft acquired through the issuance of debt and the respective depreciation and interest expense of such aircraft. The SkyWest Leasing segment also includes the activity of leasing regional jet aircraft and spare engines to third parties and other activities. The SkyWest Leasing segment’s total assets and capital expenditures include new aircraft acquired through the issuance of debt and assets leased to third parties. Additionally, aircraft removed from SkyWest Airlines’ operations and held for sale are included in the SkyWest Leasing segment.

The following represents the Company’s segment data for the years ended December 31, 2023, 2022, and 2021 (in thousands).

	Year ended December 31, 2023
	SkyWest Airlines	SkyWest
	and SWC	Leasing	Consolidated
Operating revenues (1)	$2,392,174	$543,258	$2,935,432
Operating expense	2,566,946	264,417	2,831,363
Depreciation and amortization expense	149,264	233,851	383,115
Interest expense	17,053	113,877	130,930
Segment profit (loss) (2)	(191,825)	164,964	(26,861)
Total assets (as of December 31, 2023)	2,537,834	4,488,459	7,026,293
Capital expenditures (including non-cash)	113,783	150,126	263,909

	Year ended December 31, 2022
	SkyWest Airlines	SkyWest
	and SWC	Leasing	Consolidated
Operating revenues (1)	$2,492,318	$512,607	$3,004,925
Operating expense	2,525,076	298,687	2,823,763
Depreciation and amortization expense	182,475	212,077	394,552
Interest expense	12,805	114,278	127,083
Segment profit (loss) (2)	(45,563)	99,642	54,079
Total assets (as of December 31, 2022)	2,977,804	4,436,749	7,414,553
Capital expenditures (including non-cash)	82,891	579,426	662,317

	Year ended December 31, 2021
	SkyWest Airlines	SkyWest
	and SWC	Leasing	Consolidated
Operating revenues (1)	$2,192,432	$521,059	$2,713,491
Operating expense	2,177,524	260,100	2,437,624
Depreciation and amortization expense	210,281	229,917	440,198
Special items - impairment charges	84,592	—	84,592
Interest expense	13,360	109,762	123,122
Segment profit (2)	1,548	151,197	152,745
Total assets (as of December 31, 2021)	2,957,745	4,168,202	7,125,947
Capital expenditures (including non-cash)	128,712	438,325	567,037
(1)	Prorate revenue and airport customer service revenue are reflected in the SkyWest Airlines and SWC segment.
(2)	Segment profit (loss) is equal to operating income less interest expense.

(3) Long-term Debt

Long-term debt consisted of the following as of December 31, 2023 and 2022 (in thousands):

	December 31,	December 31,
	2023	2022
Notes payable to banks, due in quarterly installments, plus interest at 2.33% to 5.95% through 2035, secured by aircraft	$2,302,578	$2,604,058
Notes payable to banks, due in monthly or semi-annual installments, plus interest at 2.68% to 5.94% through 2032, secured by aircraft and engines	527,092	604,613
Notes payable to U.S. Government, interest due quarterly at 1.00% through 2025 and based on SOFR plus 2.0% from 2025 through 2031, unsecured	200,640	200,640
Long-term debt	$3,030,310	$3,409,311
Current portion of long-term debt	(447,534)	(442,360)
Less long-term portion of unamortized debt issue cost, net	(20,593)	(25,179)
Long-term debt, net of current maturities and debt issue costs	$2,562,183	$2,941,772

Current portion of long-term debt	$447,534	$442,360
Less current portion of unamortized debt issue cost, net	(3,665)	(3,858)
Current portion of long-term debt, net of debt issue costs	$443,869	$438,502

As of December 31, 2023 and 2022, the Company had $3.0 billion and $3.4 billion, respectively, of total long-term debt. The average effective interest rate on the Company’s debt was approximately 4.1% and 4.0% at December 31, 2023 and 2022, respectively.

During 2023, the Company took delivery of two new E175 aircraft that the Company financed through $44.7 million of long-term debt. The debt associated with the two E175 aircraft has 12-year terms, is due in quarterly installments, and is secured by the E175 aircraft.

During 2023, the Company executed a promissory note for $25 million. The promissory note has an eight-year term, is due in monthly installments, has a fixed annual interest rates of 5.6% and is secured by spare engines.

The aggregate amounts of principal maturities of long-term debt as of December 31, 2023 were as follows (in thousands):

2024	$447,534
2025	532,314
2026	510,625
2027	464,280
2028	292,812
Thereafter	782,745
$3,030,310

As of December 31, 2023 and 2022, SkyWest Airlines had a $100.0 million line of credit. The line of credit includes minimum liquidity and profitability covenants and is secured by certain assets. As of December 31, 2023 and 2022, SkyWest Airlines had no amounts outstanding under the line of credit facility. However, at December 31, 2023 and 2022, the Company had $29.2 million and $29.9 million, respectively, in letters of credit issued under the facility which reduced the amount available under the facility to $70.8 million and $70.1 million, respectively. The line of credit expires March 25, 2025 and has a variable interest rate of 3.5% plus the one month SOFR rate.

As of December 31, 2023 and 2022, the Company had $49.1 million and $59.2 million, respectively, in letters of credit and surety bonds outstanding with various banks and surety institutions.

The Company’s debt agreements are not traded on an active market and are recorded at carrying value on the Company’s consolidated balance sheet. The fair value of the Company’s long-term debt is estimated based on current rates offered to the Company for similar debt. Debt is primarily classified as Level 2 within the fair value hierarchy. The carrying value and fair value of the Company’s long-term debt as of December 31, 2023 and 2022, were as follows (in thousands):

	December 31, 2023	December 31, 2022
Carrying value	$3,030,310	$3,409,311
Fair value	$2,918,012	$3,264,704

(4) Income Taxes

The provision for income taxes includes the following components (in thousands):

	Year ended December 31,
	2023	2022	2021
Current tax provision (benefit):
Federal	$4,962	$(7,319)	$—
State	1,794	1,813	846
	6,756	(5,506)	846
Deferred tax provision (benefit):
Federal	(678)	21,587	32,510
State	(111)	3,549	5,344
	(789)	25,136	37,854
Provision for income taxes	$5,967	$19,630	$38,700

The following is a reconciliation between a federal income tax rate of 21% and the effective tax rate which is derived by dividing the provision for income taxes by the income before the provision for income taxes (in thousands):

	Year ended December 31,
	2023	2022	2021
Computed provision (benefit) for income taxes at the statutory rate	$8,465	$19,442	$31,628
Increase (decrease) in income taxes resulting from:
State income tax provision, net of federal income tax benefit	2,056	4,295	6,247
Non-deductible expenses	3,578	546	1,007
Valuation allowance changes affecting the provision for income taxes	(1,085)	1,716	—
Excess tax benefits from share-based compensation	939	534	(92)
Change in unrecognized tax benefit	(7,556)	(7,319)	—
Other, net	(430)	416	(90)
Provision for income taxes	$5,967	$19,630	$38,700

For the year ended December 31, 2023, the Company released a $1.1 million valuation allowance related to certain deferred tax assets associated with state net operating losses with a limited carry forward period. For the year ended December 31, 2022, the Company recorded a $1.7 million valuation allowance against certain deferred tax assets associated with state net operating losses with a limited carry forward period. The decrease in the valuation allowance for 2023 was primarily based on changes in the Company's income tax projections by jurisdiction which increased the amount of deferred tax assets that are anticipated to be utilized prior to the deferred tax assets expiring.

The Company recorded a $0.9 million expense, $0.5 million expense and $0.1 million benefit from share-based compensation in 2023, 2022, and 2021, respectively, relating to ASU 2016-09 which requires excess tax benefits and deficiencies to be recognized in the income tax provision during the period stock options are exercised and stock awards vest.

The Company recorded a $7.6 million and $7.3 million tax benefit for the release of uncertain tax position under ASC Topic 740 for the years ended December 31, 2023 and December 31, 2022, respectively.

The significant components of the Company’s net deferred tax assets and liabilities as of December 31, 2023 and 2022, are as follows (in thousands):

	As of December 31,
	2023	2022
Deferred tax assets:
Accrued benefits	$28,889	$29,154
Net operating loss carryforward	130,478	186,517
Aircraft credits	93,189	77,962
Deferred revenue	91,809	35,385
Operating lease liabilities	21,207	39,209
Interest deduction limitation	11,563	26,469
Accrued reserves and other	64,971	49,972
Total deferred tax assets	442,106	444,668
Valuation allowance	(630)	(1,716)
Deferred tax liabilities:
Accelerated depreciation	(1,108,042)	(1,094,538)
Operating lease right-of-use assets	(21,034)	(35,474)
Total deferred tax liabilities	(1,129,076)	(1,130,012)
Net deferred tax liability	$(687,600)	$(687,060)

The Company’s deferred tax liabilities were primarily generated through accelerated depreciation, combined with shorter depreciable tax lives, allowed under the IRS tax code for purchased aircraft and support equipment compared to the Company’s depreciation policy under GAAP for such assets (see Note 1, “Nature of Operations and Summary of Significant Accounting Policies”).

At December 31, 2023 and 2022, the Company had federal net operating losses of approximately $566.3 million and $817.4 million and state net operating losses of approximately $316.2 million and $380.6 million, respectively.  The estimated effective tax rate applicable to the federal and state net operating losses at December 31, 2023, was 21.0% and 3.45%, respectively. The Company anticipates that the federal and state net operating losses will start to expire in 2035 and 2024, respectively. The Company has no ongoing federal or state examinations. Federal tax years 2020, 2021 and 2022 are open to examination.

Under ASC Topic 740, the accounting guidance related to uncertainty in tax positions requires that the impact of a tax position be recognized in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. A reconciliation of the beginning and ending amount of unrecognized tax benefits for the year ended December 31, 2023, 2022, and 2021 is as follows (in thousands):

	Year ended December 31,
	2023	2022	2021
Unrecognized tax benefits at the beginning of year	$8,210	$15,529	$14,980
Gross increases - current year tax positions	—	—	—
Gross increases - prior year tax positions	191	343	549
Gross decreases - prior year tax positions	(7,747)	(7,662)	—
Unrecognized tax benefits at end of year	$654	$8,210	$15,529

Interest and penalties in year-end balance	$—	$607	$976

For the years ended December 31, 2023, 2022, and 2021, the Company recorded $191,000, $343,000, and $549,000, respectively, of interest expense related to uncertain tax positions not offset by the Company's tax attributes.

(5) Commitments and Contingencies

Self-Insurance

The Company self-insures a portion of its potential losses from claims related to workers’ compensation, environmental issues, property damage, medical insurance for employees and general liability. Losses are accrued based on an estimate of the ultimate aggregate liability for claims incurred, using standard industry practices and the Company’s actual experience. The Company uses judgment and estimates in determining the ultimate aggregate liabilities for claims incurred in its workers’ compensation liability. The Company also used assumptions in determining the workers compensation liability such as an estimation of loss payment and loss reporting development patterns. At December 31, 2023 and 2022, the Company’s accrued workers’ compensation liability totaled $20.6 million and $21.6 million, respectively, of which $7.3 million and $8.0 million, respectively, was short-term and included in other current liabilities. Actual results could differ from these estimates.

Legal Matters

The Company is subject to certain legal actions which it considers routine to its business activities. As of December 31, 2023, management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations.

Concentration Risk and Significant Customers

The Company requires no collateral from its major airline partners or customers, but monitors the financial condition of its major airline partners. Under the majority of the Company’s code-share agreements, the Company receives weekly payments from its major code-share partners that approximate a significant percentage of the compensation earned for such period. Additionally, the Company provides certain customer service functions at multiple airports for various airlines and the Company maintains a credit loss reserve based upon expected collectability of all accounts receivable. For the years ended December 31, 2023, 2022, and 2021, the Company’s contractual relationships with Delta and United combined accounted for approximately 70.9%, 72.5% and 73.5%, respectively of the Company’s total revenues.

Employees Under Collective Bargaining Agreements

As of December 31, 2023, the Company had approximately 13,000 employees. Although no SkyWest Airlines employees are represented by a national union, the majority of SkyWest Airline employees are covered by a written, stable and binding collective bargaining agreement under the Railway Labor Act, entered into between SkyWest Airlines and long-established labor associations, such as the SkyWest Airlines Pilot Association (“SAPA”).

Aircraft Purchase Commitments

As of December 31, 2023, the Company had a purchase commitment to purchase five new E175 aircraft in 2024, eight new E175 aircraft in 2025 and eight new E175 aircraft in 2026.

Guarantees

In 2022, the Company agreed to guarantee $19.8 million of debt for a 14 CFR Part 135 air carrier. The debt is secured by the Part 135 air carrier’s aircraft and engines and has a five-year term. In exchange for providing the guarantee, the Company received 6.5% of the guaranteed amount as consideration, payable in the estimated value of common stock of the Part 135 air carrier. During the year ended December 31, 2023, the Company sold all of its shares of common stock of the Part 135 air carrier and recorded a gain of $0.5 million in “Other income, net” on the Company’s consolidated statements of comprehensive income. The balance of the debt under the guarantee was $17.6 million as of December 31, 2023.

In 2023, the Company agreed to guarantee up to $12.0 million of debt for an aviation school. The debt is secured by the school’s aircraft and engines and has a five-year term. In exchange for providing the guarantee, the Company receives 2.0% annually of the guaranteed amount as consideration in cash. The balance of the debt under the guarantee was $4.8 million as of December 31, 2023.

The purpose of these guarantees is to help reduce the financing costs of aircraft for the third-parties in an effort to increase the potential number of commercial pilots in the Company’s hiring pipeline. The Company also recorded the estimated credit loss associated with the guarantees based on publicly available historical default rates issued by a third party for companies with similar credit ratings, factoring the collateral and guarantee term.

(6) Leases

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

Aircraft

During the year ended December 31, 2023, the Company acquired 35 CRJ aircraft under early lease buyout arrangements with the lessors for $142.4 million. The aircraft were in the Company’s operating fleet when the lease buyouts occurred. As of December 31, 2023, excluding aircraft financed by the Company’s major airline partners that the Company operates for them under contract, the Company leased eight aircraft under long-term lease agreements with remaining terms ranging from five to seven years. These eight aircraft are subleased to a third-party.

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

Leases

As of December 31, 2023, the Company’s right-of-use assets were $86.7 million, the Company’s current maturities of operating lease liabilities were $19.3 million, and the Company’s noncurrent lease liabilities were $67.4 million. During 2023, the Company paid $31.7 million in operating leases reflected as a reduction from operating cash flows.

The table below presents lease related terms and discount rates as of December 31, 2023:

Weighted-average remaining lease term for operating leases	11 years
Weighted-average discount rate for operating leases	6.1%

The Company’s lease costs for 2023, 2022 and 2021 included the following components (in thousands):

	For the year ended December 31,
	2023	2022	2021
Operating lease cost	$48,169	$97,998	$89,891
Variable and short-term lease cost	2,840	1,830	4,468
Sublease income	(5,402)	(7,089)	(6,552)
Total lease cost	$45,607	$92,739	$87,807

As of December 31, 2023, the Company leased aircraft, airport facilities, office space, and other property and equipment under non-cancelable operating leases, which are generally on a long-term, triple-net lease basis pursuant to which the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. The Company expects that, in the normal course of business, such operating leases that expire will be renewed or replaced by other leases.

The following table summarizes future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms as of December 31, 2023 (in thousands):

2024	$19,924
2025	17,503
2026	13,752
2027	12,554
2028	9,762
Thereafter	55,568
Total future minimum operating lease payments	$129,063

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

As of December 31, 2023 and 2022, the Company held certain assets that are required to be measured at fair value on a recurring basis. Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of December 31, 2023
	Total	Level 1	Level 2	Level 3
Marketable Securities
Bonds and bond funds	$677,074	$—	$677,074	$—
Commercial paper	9,872	—	9,872	—
	$686,946	$—	$686,946	$—
Investments in Other Companies	15,402	2,925	—	12,477
Cash and Cash Equivalents	148,277	148,277	—	—
Total Assets Measured at Fair Value	$850,625	$151,202	$686,946	$12,477

	Fair Value Measurements as of December 31, 2022
	Total	Level 1	Level 2	Level 3
Marketable Securities
Bonds and bond funds	$624,254	$—	$624,254	$—
Commercial paper	319,977	—	319,977	—
	$944,231	$—	$944,231	$—
Investments in Other Companies	21,380	7,200	—	14,180
Cash and Cash Equivalents	102,984	102,984	—	—
Total Assets Measured at Fair Value	$1,068,595	$110,184	$944,231	$14,180

The Company’s “Marketable Securities” classified as Level 2 securities primarily utilize broker quotes in a non-active market for valuation of these securities. See Note 14, “Investments in Other Companies” regarding the Company’s investments in other companies.

The Company did not make any significant transfers of securities between Level 1, Level 2 and Level 3 during the year ended December 31, 2023. The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

(8) Assets Held for Sale

In 2022, the Company committed to a formal plan to sell 14 CRJ700 aircraft and determined the aircraft met the criteria to be classified as assets held for sale. In connection with the classification of these assets as held for sale, the Company recorded an impairment loss of $51.4 million, which is included in “Other operating expenses” on the Company’s consolidated statements of comprehensive income and in the SkyWest Leasing segment for the year ended December 31, 2022.

During 2023, the Company recorded a $2.3 million loss related to changes in the fair value of the 14 aircraft held for sale which is included in “Other operating expenses” on the Company’s consolidated statements of comprehensive income and in the SkyWest Leasing segment for the year ended December 31, 2023. The Company presented the $54.3 million of assets held for sale at the lower of their current carrying value or their fair market value less costs to sell and included the amount in “Other current assets” on the Company’s consolidated balance sheet. The fair values were based upon observable and unobservable inputs, including a third-party valuation, market trends and condition of the airframes and engines. The assumptions used to determine the fair value of the assets held for sale are subject to inherent uncertainty and could produce a wide range of outcomes which the Company will continue to monitor in future periods as new information becomes available. Prior to the ultimate sale of the assets, subsequent changes in the estimate of the fair value of the assets held for sale will be recorded as a gain or loss with a corresponding adjustment to the assets’ carrying value.

(9) Special Items

During 2021, the Company recorded a non-cash impairment charge of $84.6 million to write-down certain CRJ900 aircraft to their estimated fair value. In 2021, the Company evaluated its CRJ900 fleet and related CRJ900 assets for impairment. Pursuant to ASC 360-10, “Impairment and Disposal of Long-Lived Assets,” the Company determined that the asset group for the CRJ900 aircraft existed at the major airline partner level. A recoverability test was performed utilizing estimated undiscounted future cash flows for the CRJ900 aircraft pursuant to applicable capacity purchase agreement terms and forecasted cash flow including the estimated value the Company would realize upon disposal of aircraft. This was compared to the carrying value of the related assets resulting in a cash flow deficiency indicating that an impairment existed. The impairment analysis required the Company to perform an assessment of the fair value of its long-lived assets related to the CRJ900 aircraft within the asset groups utilized in the recoverability test. The Company engaged a third party to assist in determining the fair value of these aircraft. These values were estimated based on listed market values or recent third-party market transactions for similar assets, adjusted by the related maintenance status of the fleet. This special item impairment charge is reflected in the SkyWest Airlines operating expenses under Note 2, “Segment Reporting” for the year ended December 31, 2021.

(10) Payroll Support Programs

In 2020 and 2021, the Company entered into three Payroll Support Program Agreements with Treasury that provided certain payroll support relief payments, including the payroll support program established under the Coronavirus Aid, Relief, and Economic Security (CARES) Act (“PSP1”), the payroll support program established under the Consolidated Appropriations Act, 2021 (“PSP2”) and the payroll support program established under the American Rescue Plan Act of 2021 (“PSP3”), collectively “Payroll Support Programs”. The relief payments were conditioned on the Company’s agreement to, among other things, refrain from conducting involuntary employee layoffs or furloughs through September 30, 2021. Other conditions included restrictions on share repurchases and dividends through September 30, 2022, continuing EAS as directed by the U.S. Department of Transportation and certain limitations on executive compensation. The payments received under the payroll support programs included an amount in the form of a payroll grant and an amount in the form of an unsecured 10-year loan. In return, the Company issued to Treasury warrants to purchase shares of the Company’s common stock. During the year ended December 31, 2021, the Company recorded $422.7 million of payroll grant proceeds as an offset to operating expenses. No grants were received or recognized during 2022 and 2023.

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

See Note 11, “Capital Transactions” for further discussion on the warrants issued to Treasury.

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

Stock Compensation

On May 7, 2019, the Company’s shareholders approved the adoption of the SkyWest, Inc. 2019 Long-Term Incentive Plan, which provides for the issuance of up to 4,500,000 shares of common stock to the Company’s directors, employees, consultants and advisors (the “2019 Incentive Plan”). The 2019 Incentive Plan provides for awards in the form of options to acquire shares of common stock, stock appreciation rights, restricted stock grants, restricted stock units and performance awards. The 2019 Incentive Plan is subject to a fungible ratio concept, such that the issuance of stock options and stock appreciation rights reduces the number of available shares under the 2019 Incentive Plan on a 1-for-1 basis, and the issuance of other awards reduces the number of available shares under the 2019 Incentive Plan on a 1.65-for-1 basis. The 2019 Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”). As of December 31, 2023, the 2019 Incentive Plan had 2.6 million plan shares remaining available for future issuance, based on target for granted and unvested performance share units.

Stock Options

During the years ended December 31, 2023, 2022 and 2021, the Company did not grant any options to purchase shares of common stock to its employees. The Company had no outstanding stock options as of December 31, 2023. The following table summarizes the stock option activity for the years ended December 31, 2023, 2022 and 2021.

	2023					2022		2021
			Weighted
		Weighted	Average		Aggregate		Weighted		Weighted
		Average	Remaining		Intrinsic		Average		Average
	Number of	Exercise	Contractual		Value	Number of	Exercise	Number of	Exercise
	Options	Price	Term		($000)	Options	Price	Options	Price
Outstanding at beginning of year	6,816	$14.78	0.1	years	$11.8	16,633	$14.62	57,653	$14.74
Granted	—	—				—	—	—	—
Exercised	(3,848)	14.78				(9,817)	14.52	(41,020)	14.78
Cancelled	(2,968)	14.78				—	—	—	—
Outstanding at end of year	—	$—				6,816	14.78	16,633	14.62
Exercisable at December 31, 2023	—	$—	—	years	$—
Exercisable at December 31, 2022	6,816	$14.78	0.1	years	$11.8

The total intrinsic value of options to acquire shares of the Company’s common stock that were exercised was $0.1 million for the years ended December 31, 2023 and 2022, and $1.8 million for the year ended December 31, 2021.

Restricted Stock Units (“RSUs”)

During the year ended December 31, 2023, the Company granted 127,348 restricted stock units to certain of the Company’s employees under the 2019 Incentive Plan. The restricted stock units granted during the year ended December 31, 2023, have a three-year cliff-vesting period, during which the recipient must remain employed with the Company or its subsidiaries. The weighted average fair value of the restricted stock units at the date of grants made during the year ended December 31, 2023, was $18.77 per share.

The following table summarizes the activity of restricted stock units granted to certain Company employees for the years ended December 31, 2023, 2022, and 2021:

		Weighted-Average
		Grant-Date Fair
	Number of RSUs	Value
Non-vested RSUs outstanding at December 31, 2020	237,977	$54.15
Granted	44,770	44.87
Vested	(69,184)	53.41
Cancelled	(13,390)	52.28
Non-vested RSUs outstanding at December 31, 2021	200,173	$52.45
Granted	66,680	32.86
Vested	(86,534)	48.69
Cancelled	(20,297)	44.91
Non-vested RSUs outstanding at December 31, 2022	160,022	$47.28
Granted	127,348	18.77
Vested	(65,283)	61.45
Cancelled	(19,175)	28.11
Non-vested RSUs outstanding at December 31, 2023	202,912	$26.64

Performance Share Units (“PSUs”)

During the year ended December 31, 2023, the Compensation Committee granted performance share units, which are performance-based restricted stock units, to certain Company employees. The PSUs have a three-year vesting period, during which the recipient must remain employed with the Company. The number of performance shares awardable from the 2023 grants can range from 0% to 250% of the original amount granted depending on the Company’s performance over three one-year measurement periods against the pre-established targets. The Company’s compensation expense for performance share units is based upon the projected number of performance share units estimated to be awarded at the conclusion of the performance period. During 2023, the Compensation Committee awarded 40% of the shares related to the performance share grant in 2020 based on the Company’s performance for the three years ended December 31, 2022, measured against the pre-established targets for the same period. This resulted in the forfeiture of 35,328 PSUs in 2023 from target related to the 2020 PSU grant. The Compensation Committee will determine the achievement of performance results and corresponding vesting of performance shares for each year’s grant in 2021, 2022 and 2023 following the conclusion of the respective performance period. At the end of each performance period, the number of shares awarded can range from 0% to 250% of the original target amount for performance share units granted in 2023, 2022 and 2021.

The following table summarizes the activity of PSUs for the years ended December 31, 2023, 2022 and 2021. The number of PSUs granted in the table reflects target performance for the grant in each respective year. The number of achieved PSUs (at, above, or below target) are reflected in the year the performance is certified by the Board, as indicated in the table:

		Weighted-Average
		Grant-Date Fair
	Number of PSUs	Value
Non-vested PSUs outstanding at December 31, 2020	196,609	$54.17
Granted	157,210	44.87
PSUs forfeited from the 2018 grant due to performance	(11,392)	53.41
Vested	(45,644)	53.41
Cancelled	(3,991)	53.30
Non-vested PSUs outstanding at December 31, 2021	292,792	$49.39
Granted	225,345	32.73
PSUs forfeited from the 2019 grant due to performance	(45,695)	48.87
Vested	(30,480)	48.87
Cancelled	(13,032)	41.81
Non-vested PSUs outstanding at December 31, 2022	428,930	$40.96
Granted	391,810	18.65
PSUs forfeited from the 2020 grant due to performance	(35,328)	61.45
Vested	(23,528)	61.45
Cancelled	(2,154)	48.07
Non-vested PSUs outstanding at December 31, 2023	759,730	$27.85

During the years ended December 31, 2023, 2022 and 2021, the Company granted fully-vested shares of common stock to the Company’s directors in the amounts of 37,534, 24,423 and 21,175 shares, respectively, with a weighted average grant-date fair value of $18.65, $32.86 and $44.87 respectively. During the years ended December 31, 2023, 2022 and 2021, the Company recorded equity-based compensation expense of $17.1 million, $9.2 million and $8.7 million, respectively.

As of December 31, 2023, the Company had $22.1 million of total unrecognized compensation cost related to non-vested restricted stock grants and non-vested performance stock units. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and estimates of the Company’s future performance for unvested performance share units. The Company expects to recognize this cost over a weighted average period of 1.7 years.

Taxes

The Company’s treatment of stock option grants of non-qualified options, restricted stock units and performance shares results in the creation of a deferred tax asset, which is a temporary difference, until the time that the option is exercised or the restrictions lapse.

Warrants

In 2020 and 2021, the Company issued to Treasury warrants to purchase shares of the Company’s common stock under the Payroll Support Programs and Secured Loan. The warrants have a five-year term from the date of issuance. The weighted average grant-date fair value of these warrants was estimated using the Black-Scholes option pricing model. The Company did not issue any warrants for the years ended December 31, 2023 and 2022.

The following table summarizes the warrants issued under the payroll support programs and secured loan facility:

	Number of Warrants	Exercise Price	Weighted Average Grant-Date Fair Value
PSP1	370,720	$28.38	$13.57
Secured Loan	211,416	$28.38	$15.22
PSP2	124,773	$40.41	$32.52
PSP3	78,317	$57.47	$22.31
Total	785,226

(12) Retirement Plans and Employee Stock Purchase Plans

SkyWest Retirement Plan

The Company sponsors the SkyWest, Inc. Employees’ Retirement Plan (the “SkyWest Plan”). Subject to certain specified exceptions, all employees of the Company are eligible to participate in the SkyWest Plan. Employees may elect to make contributions to the SkyWest Plan. Generally, the Company matches 100% of such contributions up to levels ranging from 2% to 12% of compensation, based on position and years of service. Eligible employees who are SAPA pilots and SWC captains are eligible for non-elective profit sharing contributions ranging from 0% to 20%, based on position and years of service. Additionally, a discretionary contribution may be made by the Company. The Company’s combined contributions to the SkyWest Plan were $59.3 million, $45.4 million and $42.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

The following table summarizes purchases made under the 2009 Employee Stock Purchase Plans during the years ended December 31, 2023, 2022 and 2021:

	Year ended December 31,
	2023	2022	2021
Number of shares purchased	117,350	105,606	63,962
Average price of shares purchased	$23.47	$26.66	$39.70

The 2009 Stock Purchase Plan is a non-compensatory plan under the accounting guidance. Therefore, no compensation expense was recorded for the years ended December 31, 2023, 2022, and 2021.

(13) Stock Repurchase

The Company’s Board of Directors adopted stock repurchase programs in both February 2019 and May 2023, which authorize the Company to repurchase shares of the Company’s common stock in the public market or in private transactions, from time to time, at prevailing prices. The Company’s February 2019 stock repurchase program authorized up to $250.0 million for the repurchase of the Company’s common stock. In May 2023, the Company’s Board of Directors authorized up to $250.0 million for the repurchase of the Company’s common stock, superseding the February 2019 authorization. At December 31, 2023, $90.9 million remained available under the May 2023 authorization.

During the year ended December 31, 2023, the Company repurchased 10.6 million shares of common stock for $289.1 million at a weighted average price per share of $27.30, of which $130.0 million was repurchased under the February 2019 stock repurchase program and $159.1 million was repurchased under the May 2023 stock repurchase program. The Company also recorded $2.9 million of excise tax related to the stock repurchases as Treasury Stock in the Company’s Stockholders Equity for the year ended December 31, 2023. The Company did not have any stock repurchases during the years ended December 31, 2022 and 2021.

Additionally, during the years ended December 31, 2023, 2022 and 2021, the Company paid $0.6 million, $1.2 million and $1.6 million, respectively, for a net settlement of the income tax obligation on employee equity awards that vested during the applicable periods.

(14) Investments in Other Companies

Equity Method Investments

During 2019, the Company created a joint venture with Regional One, Inc. (“Regional One”) and, as of December 31, 2023, has invested a total of $26.6 million for a 75% ownership interest in Aero Engines, LLC. (“Aero Engines”). The primary purpose of Aero Engines is to lease engines to third parties. Aero Engines requires unanimous approval from the Company and Regional One for all material transactions. Although the Company determined Aero Engines is a variable interest entity, Aero Engines has no primary beneficiary as the voting rights are disproportionate to the ownership rights. Accordingly, the Company accounts for its investment in Aero Engines under the equity method. The Company’s exposure in its investment in Aero Engines primarily consists of the Company’s portion of income or loss from Aero Engines’ engine lease agreements with third parties and the Company’s ownership percentage in Aero Engines’ engines book value. Aero Engines had no debt outstanding as of December 31, 2023. As of December 31, 2023, the Company’s investment balance in Aero Engines was $25.1 million. The Company’s investment in Aero Engines has been recorded in “Other Assets” on the Company’s consolidated balance sheet. The Company’s portion of the income generated by Aero Engines for the year ended December 31, 2023, was $0.2 million, which is recorded in “Other income (loss), net” on the Company’s consolidated statements of comprehensive income.

In December 2023, the Company invested $9.9 million for a 9.9% ownership interest in Corporate Flight Management, Inc. d/b/a Contour Airlines (“Contour”), a 14 CFR Part 135 air carrier. The Company holds one of five seats, or 20%, on Contour’s board of directors. The Contour arrangement also includes an asset provisioning agreement under which the Company will provide CRJ airframes, engines and rotable parts to Contour. Subsequent to December 31, 2023, the Company increased its investment in Contour to $25.0 million for a 25.0% ownership interest. The Company accounts for its investment in Contour under the equity method where the investment is reported at cost and adjusted each period for the Company’s share of Contour’s income or loss, recorded on a one quarter lag. Accordingly, no income or loss was recorded associated with the Company’s equity investment in Contour during the year ended December 31, 2023. As of December 31, 2023, the Company’s investment balance in Contour of $9.9 million was recorded in “Other Assets” on the Company’s consolidated balance sheet.

The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable.

Fair Value Method Investment

In 2021, the Company entered into a strategic partnership with Eve UAM (“Eve”), to develop a network of deployment for Eve’s eVTOL aircraft. The Company signed a non-binding letter of intent to purchase 100 eVTOL aircraft.

In 2022, the Company acquired 1,000,000 shares of common stock of Eve and a warrant giving the Company the right to acquire 1,500,000 shares of common stock of Eve at an exercise price of $0.01 per share. The Company also received a put option from an Eve shareholder for the 1,000,000 shares of common stock of Eve payable in aircraft parts credits. The intent of the put option is to reduce the Company’s investment risk in Eve, and the put option expires in December 2031. The Company is restricted from selling the shares underlying the warrant until May 2025, and the warrant expires in May 2032. The Company acquired the shares of common stock, warrant and put option (collectively the “Eve Investments”) for $10.0 million. The Company evaluated the Eve Investments under ASC Topic 321, “Investments – Equity Securities” and ASC Topic 815, “Derivatives and Hedging,” and recorded the Eve Investments based on their pro rata share of the consideration paid using the fair value of the Eve Investments on the acquisition date, with subsequent changes in the fair value reported in earnings. During the year ended December 31, 2023, the Company sold 600,411 shares of common stock of Eve, which concurrently forfeited the 600,411 shares subject to the put option from the Eve shareholder.

The shares of common stock of Eve are classified as Level 1 within the fair value hierarchy as Eve stock is actively traded on the New York Stock Exchange, and the value is determined using quoted market prices for the equity security. The warrant and put option are classified as Level 3 within the fair value hierarchy (“Eve Level 3 Investments”), and the Company used the Black Scholes Option Pricing Model to determine the estimated fair market value of the Eve Level 3 Investments, including an expected volatility of 52%, which is a significant unobservable input that was derived from historical volatility of comparable companies.

The table below shows the reconciliation of the Eve Level 3 Investments (in thousands):

Eve Level 3 Investments:
Balance at December 31, 2021	$—
Purchases	6,551
Unrealized gains	7,629
Balance at December 31, 2022	$14,180
Purchases	—
Realized loss on forfeiture of put options	(827)
Unrealized loss	(876)
Balance at December 31, 2023	$12,477

The Company recognized a realized gain of $2.1 million from the sale of the Eve shares, net of the forfeited put options, and unrealized losses of $3.1 million related to the Eve Investments, both were included in “Other income (loss), net” on the Company’s consolidated statements of comprehensive income for the year ended December 31, 2023. As of December 31, 2023, the fair value of the Eve Investments was $15.4 million and was recorded in “Other Assets” on the Company’s consolidated balance sheet.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported accurately and within the time periods specified in the SEC rules and forms. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2023, those controls and procedures were effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that evaluation, management believes that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by Ernst & Young LLP (“Ernst & Young”), the independent registered public accounting firm who also has audited our Consolidated Financial Statements included in this Report. Ernst & Young’s report on our internal control over financial reporting appears on the following page.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of SkyWest, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited SkyWest, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, SkyWest, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of SkyWest, Inc. and subsidiaries as of December 31, 2023 and 2022, and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 and our report dated February 15, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Salt Lake City, Utah

February 15, 2024

ITEM 9B. OTHER INFORMATION

During the three months and year ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Items 10, 11, 12, 13 and 14 in Part III of this Report are incorporated herein by reference to our definitive proxy statement for our 2024 Annual Meeting of Shareholders scheduled for May 7, 2024. We intend to file our definitive proxy statement with the SEC not later than 120 days after December 31, 2023, pursuant to Regulation 14A of the Exchange Act.

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
1.

Financial Statements: Report of Independent Registered Public Accounting Firm (PCAOB ID: 42), Consolidated Balance Sheets as of December 31, 2023 and 2022, Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021, Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021, Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2023, 2022, 2021, and 2020 and Notes to Consolidated Financial Statements.

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

(b)	Exhibits

Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number
3.1	Restated Articles of Incorporation	S-3	November 18, 2005	3.1	333-129831
3.2	Amended and Restated Bylaws	10-K	February 24, 2012	3.2
4.1	Specimen of Common Stock Certificate	S-3	July 28, 2000	4.1	333-42508
4.2	Warrant Agreement, dated as of April 23, 2020, by and between SkyWest, Inc. and the United States Department of the Treasury	10-Q	August 7, 2020	4.1
4.3	Form of Warrant (incorporated by reference to Annex B of Exhibit 4.2)	10-Q	August 7, 2020	4.2
4.4	Warrant Agreement, dated as of September 29, 2020, by and between SkyWest, Inc. and the United States Department of the Treasury	10-Q	November 5, 2020	4.1
4.5	Form of Warrant (incorporated by reference to Annex B of Exhibit 4.4)	10-Q	November 5, 2020	4.2
4.6	Warrant Agreement, dated as of January 15, 2021, by and between SkyWest, Inc. and the United States Department of the Treasury	10-K	February 22, 2021	4.6
4.7	Form of Warrant (incorporated by reference to Annex B of Exhibit 4.6)	10-K	February 22, 2021	4.7
4.8	Warrant Agreement, dated as of April 23, 2021, by and between SkyWest, Inc. and the United States Department of the Treasury	10-Q	May 6, 2021	4.3
4.9	Form of Warrant (incorporated by reference to Annex B of Exhibit 4.8)	10-Q	May 6, 2021	4.4
4.10	Description of Registered Securities	10-K	February 18, 2020	4.2
*10.1	Amended and Restated Delta Connection Agreement, dated as of September 8, 2005, between SkyWest Airlines, Inc. and Delta Air Lines, Inc.	8-K/A	February 21, 2006	1.1
*10.2	United Express Agreement dated July 31, 2003, between United Air Lines, Inc., and SkyWest Airlines, Inc.	10-Q	November 14, 2003	10.1
10.3	Lease Agreement dated December 1, 1989 between Salt Lake City Corporation and SkyWest Airlines, Inc.	10-K	March 31, 1992	(1)
10.4	Master Purchase Agreement dated November 7, 2000 between Bombardier, Inc. and SkyWest Airlines, Inc.	10-Q	February 13, 2001	10.1
*10.5	Supplement to Master Purchase Agreement dated November 7, 2000 between Bombardier, Inc. and SkyWest Airlines, Inc.	10-Q	November 14, 2003	10.2
+10.6	SkyWest, Inc. 2002 Deferred Compensation Plan, as amended and restated, effective January 1, 2008	10-K	February 23, 2009	10.12

Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number
+10.7	First Amendment to the Amended and Restated SkyWest, Inc. 2002 Deferred Compensation Plan	10-K	February 23, 2009	10.12(A)
+10.8	SkyWest, Inc. 2009 Employee Stock Purchase Plan	10-K	February 23, 2009	10.14
+10.9	SkyWest, Inc. 2010 Long-Term Incentive Plan	Schedule 14A	March 12, 2010	Appendix A
+10.10	Form of Restricted Stock Unit Award Agreement	10-K	February 27, 2017	10.11
+10.11	Form of Performance Share Award Agreement	10-K	February 27, 2017	10.12
*10.12	Aircraft Purchase Agreement, dated December 7, 2012, between Mitsubishi Aircraft Corporation and SkyWest, Inc.	8-K/A	June 25, 2013	10.1
*10.13	Letter Agreement dated December 7, 2012, between Mitsubishi Aircraft Corporation and SkyWest, Inc.	8-K/A	June 25, 2013	10.2
*10.14	Purchase Agreement COM0028-13, between Embraer S.A. and SkyWest Inc. dated February 15, 2013	10-Q/A	November 4, 2013	10.1
+10.15	SkyWest, Inc. 2019 Long-Term Incentive Plan	Schedule 14A	March 22, 2019	Appendix B
10.16	Payroll Support Program Agreement, dated of April 23, 2020, by and between SkyWest Airlines, Inc. and the United States Department of the Treasury	10-Q	August 7, 2020	10.1
10.17	Promissory Note, dated as of April 23, 2020, issued by SkyWest Airlines, Inc. to the United States Department of the Treasury and guaranteed by SkyWest, Inc.	10-Q	August 7, 2020	10.2
**10.18	Restatement Agreement to the Loan and Guarantee Agreement, dated of October 28, 2020, by and among SkyWest Airlines, Inc., the United States Department of the Treasury and the Bank of New York Mellon	10-Q	November 5, 2020	10.2
10.19	Amendment to Loan and Guarantee Agreement, dated as of January 15, 2021, by and among SkyWest Airlines, Inc., the United States Department of the Treasury and the Bank of New York Mellon.	10-K	February 22, 2021	10.23
10.20	Payroll Support Program Extension Agreement, dated as of January 15, 2021, by and between SkyWest Airlines, Inc. and the United States Department of the Treasury	10-K	February 22, 2021	10.24
10.21	Promissory Note, dated as of January 15, 2021, issued by SkyWest Airlines, Inc. to the United States Department of the Treasury and guaranteed by SkyWest, Inc.	10-K	February 22, 2021	10.25
10.22	Payroll Support Program 3 Agreement, dated as of April 23, 2021, by and between SkyWest Airlines, Inc. and the United States Department of the Treasury	10-Q	May 6, 2021	10.4

Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number
10.23	Promissory Note, dated as of April 23, 2021, issued by SkyWest Airlines, Inc. to the United States Department of the Treasury and guaranteed by SkyWest, Inc.	10-Q	May 6, 2021	10.5
10.24	Form of Indemnification Agreement			Filed herewith
21.1	Subsidiaries of the Registrant	10-K	February 22, 2021	21.1
23.1	Consent of Independent Registered Public Accounting Firm			Filed herewith
31.1	Certification of Chief Executive Officer			Filed herewith
31.2	Certification of Chief Financial Officer			Filed herewith
32.1	Certification of Chief Executive Officer			Filed herewith
32.2	Certification of Chief Financial Officer			Filed herewith
97	Policy for Recovery of Erroneously Awarded Compensation			Filed herewith
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

+	Management compensatory plan or arrangement.
(1)	Exhibit is not available on the SEC’s website as it was filed in paper and predates EDGAR.

Item 16. Form 10-K Summary

None.

SKYWEST, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2023, 2022 and 2021

(Dollars in thousands)

		Additions
	Balance at	Charged to
	Beginning	Costs and		Balance at
Description	of Year	Expenses	Deductions	End of Year
Year Ended December 31, 2023
Allowance for inventory obsolescence	$24,206	$1,883	$—	$26,089
Allowance for credit losses	37,385	—	(18,686)	18,699
	$61,591	$1,883	$(18,686)	$44,788
Year Ended December 31, 2022
Allowance for inventory obsolescence	$22,956	$1,250	$—	$24,206
Allowance for credit losses	41,976	—	(4,591)	37,385
	$64,932	$1,250	$(4,591)	$61,591
Year Ended December 31, 2021
Allowance for inventory obsolescence	$19,676	$3,280	$—	$22,956
Allowance for credit losses	46,225	—	(4,249)	41,976
	$65,901	$3,280	$(4,249)	$64,932

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K for the year ended December 31, 2023, to be signed on its behalf by the undersigned, thereunto duly authorized, on February 15, 2024.

SkyWest, Inc.

By:	/s/ ROBERT J. SIMMONS Robert J. Simmons Chief Financial Officer

ADDITIONAL SIGNATURES

Pursuant to the requirement of the Securities Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

Name	Capacities	Date

/s/ Jerry C. Atkin Jerry C. Atkin	Chairman of the Board	February 15, 2024

/s/ Russell A. Childs Russell A. Childs	Chief Executive Officer and President (Principal Executive Officer) and Director	February 15, 2024

/s/ Robert J. Simmons Robert J. Simmons	Chief Financial Officer (Principal Financial Officer)	February 15, 2024

/s/ Eric J. Woodward Eric J. Woodward	Chief Accounting Officer (Principal Accounting Officer)	February 15, 2024

/s/ James L. Welch James L. Welch	Lead Director	February 15, 2024

/s/ Smita Conjeevaram Smita Conjeevaram	Director	February 15, 2024

/s/ Meredith S. Madden Meredith S. Madden	Director	February 15, 2024

/s/ Ronald J. Mittelstaedt Ronald J. Mittelstaedt	Director	February 15, 2024

/s/ Andrew C. Roberts Andrew C. Roberts	Director	February 15, 2024

/s/ Keith E. Smith Keith E. Smith	Director	February 15, 2024