Form 10-Q
period 2024-06-30
SKYWEST INC
filed 2024-07-26
CIK 793733

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 19, 2024
Common stock, no par value	40,103,688

SKYWEST, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

ASSETS

	June 30,	December 31,
	2024	2023
CURRENT ASSETS:
Cash and cash equivalents	$141,760	$148,277
Marketable securities	692,509	686,946
Receivables, net	102,772	82,854
Inventories, net	134,382	127,114
Other current assets	43,733	86,705
Total current assets	1,115,156	1,131,896

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	8,407,450	8,323,107
Deposits on aircraft	77,282	77,282
Buildings and ground equipment	319,512	282,398
Total property and equipment, gross	8,804,244	8,682,787
Less-accumulated depreciation and amortization	(3,369,494)	(3,199,820)
Total property and equipment, net	5,434,750	5,482,967

OTHER ASSETS:
Operating lease right-of-use assets	82,359	86,727
Long-term receivables and other assets	330,174	324,703
Total other assets	412,533	411,430
Total assets	$6,962,439	$7,026,293

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2024	2023
CURRENT LIABILITIES:
Current maturities of long-term debt	$497,744	$443,869
Accounts payable	479,627	470,251
Accrued salaries, wages and benefits	197,975	194,881
Current maturities of operating lease liabilities	18,805	19,335
Taxes other than income taxes	24,659	26,077
Other current liabilities	105,118	99,879
Total current liabilities	1,323,928	1,254,292

LONG-TERM DEBT, net of current maturities	2,284,375	2,562,183

DEFERRED INCOME TAXES PAYABLE	725,430	687,600

NONCURRENT OPERATING LEASE LIABILITIES	63,554	67,392

OTHER LONG-TERM LIABILITIES	333,972	341,324

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 83,139,289 and 82,840,372 shares issued as of June 30, 2024, and December 31, 2023, respectively	766,130	754,362
Retained earnings	2,407,087	2,271,211
Treasury stock, at cost, 43,045,566 and 42,615,347 shares as of June 30, 2024, and December 31, 2023, respectively	(941,529)	(912,396)
Accumulated other comprehensive income (loss)	(508)	325
Total stockholders’ equity	2,231,180	2,113,502
Total liabilities and stockholders’ equity	$6,962,439	$7,026,293

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

(Dollars and Shares in Thousands, Except per Share Amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
OPERATING REVENUES:
Flying agreements	$838,170	$700,394	$1,616,459	$1,364,232
Lease, airport services and other	28,948	25,249	54,273	53,242
Total operating revenues	867,118	725,643	1,670,732	1,417,474
OPERATING EXPENSES:
Salaries, wages and benefits	355,005	322,441	706,004	657,642
Aircraft maintenance, materials and repairs	183,267	162,491	328,682	304,717
Depreciation and amortization	96,814	97,169	192,684	191,318
Aircraft fuel	21,328	18,279	42,492	39,243
Airport-related expenses	17,535	16,955	38,423	35,250
Aircraft rentals	1,310	2,428	2,586	21,956
Other operating expenses	72,219	74,020	140,715	140,192
Total operating expenses	747,478	693,783	1,451,586	1,390,318
OPERATING INCOME	119,640	31,860	219,146	27,156
OTHER INCOME (EXPENSE):
Interest income	12,040	10,494	23,666	20,527
Interest expense	(28,966)	(33,718)	(58,795)	(67,338)
Other income (loss), net	(548)	9,001	(1,676)	11,175
Total other expense, net	(17,474)	(14,223)	(36,805)	(35,636)
INCOME (LOSS) BEFORE INCOME TAXES	102,166	17,637	182,341	(8,480)
PROVISION (BENEFIT) FOR INCOME TAXES	26,588	2,218	46,465	(1,828)
NET INCOME (LOSS)	$75,578	$15,419	$135,876	$(6,652)

BASIC EARNINGS (LOSS) PER SHARE	$1.88	$0.35	$3.38	$(0.14)
DILUTED EARNINGS (LOSS) PER SHARE	$1.82	$0.35	$3.28	$(0.14)
Weighted average common shares:
Basic	40,179	43,837	40,239	46,614
Diluted	41,431	44,219	41,462	46,614

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$75,578	$15,419	$135,876	$(6,652)
Net unrealized appreciation (depreciation) on marketable securities, net of taxes	(660)	1,514	(833)	2,994
TOTAL COMPREHENSIVE INCOME (LOSS)	$74,918	$16,933	$135,043	$(3,658)

See accompanying notes to condensed consolidated financial statements

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

(UNAUDITED)

(In Thousands)

						Accumulated
						Other
	Common Stock		Retained	Treasury Stock		Comprehensive
	Shares	Amount	Earnings	Shares	Amount	Income (Loss)	Total
Balance at December 31, 2023	82,840	$754,362	$2,271,211	(42,615)	$(912,396)	$325	$2,113,502
Net income	—	—	60,298	—	—	—	60,298
Stock awards	269	—	—	—	—	—	—
Employee income tax paid on stock awards	—	—	—	(117)	(6,930)	—	(6,930)
Sale of common stock under employee stock purchase plan	29	1,446	—	—	—	—	1,446
Stock based compensation expense	—	5,510	—	—	—	—	5,510
Treasury stock purchases	—	—	—	(136)	(8,750)	—	(8,750)
Net unrealized depreciation on marketable securities, net of tax of $56	—	—	—	—	—	(173)	(173)
Balance at March 31, 2024	83,138	$761,318	$2,331,509	(42,868)	$(928,076)	$152	$2,164,903
Net income	—	—	75,578	—	—	—	75,578
Stock awards	1	—	—	—	—	—	—
Stock based compensation expense	—	4,812	—	—	—	—	4,812
Treasury stock purchases	—	—	—	(177)	(13,453)	—	(13,453)
Net unrealized depreciation on marketable securities, net of tax of $212	—	—	—	—	—	(660)	(660)
Balance at June 30, 2024	83,139	$766,130	$2,407,087	(43,045)	$(941,529)	$(508)	$2,231,180

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

(UNAUDITED)

(In Thousands)

						Accumulated
						Other
	Common Stock		Retained	Treasury Stock		Comprehensive
	Shares	Amount	Earnings	Shares	Amount	Loss	Total
Balance at December 31, 2022	82,593	$734,426	$2,236,869	(31,994)	$(619,862)	$(3,802)	$2,347,631
Net loss	—	—	(22,071)	—	—	—	(22,071)
Stock awards	130	57	—	—	—	—	57
Employee income tax paid on stock awards	—	—	—	(32)	(585)	—	(585)
Sale of common stock under employee stock purchase plan	78	1,218	—	—	—	—	1,218
Stock based compensation expense	—	4,329	—	—	—	—	4,329
Treasury stock purchases	—	—	—	(5,067)	(100,001)	—	(100,001)
Net unrealized appreciation on marketable securities, net of tax of $476	—	—	—	—	—	1,480	1,480
Balance at March 31, 2023	82,801	$740,030	$2,214,798	(37,093)	$(720,448)	$(2,322)	$2,232,058
Net income	—	—	15,419	—	—	—	15,419
Stock based compensation expense	—	4,246	—	—	—	—	4,246
Treasury stock purchases	—	—	—	(3,335)	(95,998)	—	(95,998)
Net unrealized appreciation on marketable securities, net of tax of $488	—	—	—	—	—	1,514	1,514
Balance at June 30, 2023	82,801	$744,276	$2,230,217	(40,428)	$(816,446)	$(808)	$2,157,239

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands)

	Six months ended
	June 30,
	2024	2023
NET CASH PROVIDED BY OPERATING ACTIVITIES	$322,962	$333,023

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(722,347)	(533,465)
Sales of marketable securities	715,951	732,774
Acquisition of property and equipment:
Aircraft and rotable spare parts	(46,833)	(122,529)
Buildings and ground equipment	(10,180)	(11,338)
Proceeds from the sale of property and equipment	2,958	3,815
Decrease (increase) in other assets	(15,542)	734
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(75,993)	69,991

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	25,000
Principal payments on long-term debt	(225,799)	(221,148)
Payment of debt issuance cost	—	(108)
Net proceeds from issuance of common stock	1,446	1,275
Employee income tax paid on vested equity awards	(6,930)	(585)
Purchase of treasury stock and excise tax	(22,203)	(195,999)
NET CASH USED IN FINANCING ACTIVITIES	(253,486)	(391,565)

Increase (decrease) in cash and cash equivalents	(6,517)	11,449
Cash and cash equivalents at beginning of period	148,277	102,984
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$141,760	$114,433

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Acquisition of property and equipment	$28,244	$73
Derecognition of right of use assets	$—	$(35,062)
Derecognition of operating lease liabilities	$—	$35,062
Cash paid during the period for:
Interest, net of capitalized amounts	$58,801	$66,131
Income taxes	$14,268	$2,902

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated financial statements of SkyWest, Inc. (“SkyWest” or the “Company”), its operating subsidiary SkyWest Airlines, Inc. (“SkyWest Airlines”), its leasing subsidiary SkyWest Leasing, Inc. (“SkyWest Leasing”) and its charter service subsidiary SkyWest Charter, LLC (“SWC”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for the three and six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

(2) Operating Revenues

The Company recognizes revenue under its flying agreements and under its lease, airport services and other service agreements when the service is provided under the applicable agreement. Under the Company’s fixed-fee arrangements (referred to as “capacity purchase” agreements) with United Airlines, Inc. (“United”), Delta Air Lines, Inc. (“Delta”), American Airlines, Inc. (“American”) and Alaska Airlines, Inc. (“Alaska”) (each, a “major airline partner”), the major airline partner generally pays the Company a fixed-fee for each departure, flight hour (measured from takeoff to landing, excluding taxi time) or block hour (measured from takeoff to landing, including taxi time) incurred, and an amount per aircraft in service each month, with additional incentives based on flight completion, on-time performance or other performance metrics. The major airline partner also directly pays for or reimburses the Company for certain direct expenses incurred under the capacity purchase agreement, such as fuel, airport landing fees and airport rents. Under the capacity purchase agreements, the Company’s performance obligation is met when each flight is completed, measured in completed block hours, and is reflected in flying agreements revenue. The transaction price for the capacity purchase agreements is determined from the fixed-fee consideration, incentive consideration and directly reimbursed expenses earned as flights are completed over the agreement term. For the six months ended June 30, 2024 and 2023, capacity purchase agreements represented approximately 87.1% and 88.3% of the Company’s flying agreements revenue, respectively.

Under the Company’s “prorate” agreements, the major airline partner and the Company negotiate a passenger fare proration formula, pursuant to which the Company receives a percentage of the ticket revenues for those passengers traveling for one portion of their trip on a Company airline and the other portion of their trip on the major airline partner. Under the Company’s prorate flying agreements, the performance obligation is met and revenue is recognized when each flight is completed based upon the portion of the prorate passenger fare the Company determines that it will receive for each completed flight. The transaction price for the prorate agreements is determined from the proration formula derived from each passenger ticket amount on each completed flight over the agreement term. Certain routes under the Company’s prorate agreements are subsidized by the U.S. Department of Transportation under the Essential Air Service (“EAS”) program, a program created to ensure small communities in the United States maintain a minimum level of scheduled air service. The EAS contracts are generally two years in duration and the Company recognizes EAS revenue on a per-completed-flight basis pursuant to the terms of each contract. Under the Company’s charter operations, SWC, the Company negotiates a fare for the charter flight with the customer. The performance obligation is met and revenue is recognized upon completion of the flight. For the six months ended June 30, 2024 and 2023, prorate flying agreements and SWC revenue represented approximately 12.9% and 11.7% of the Company’s flying agreements revenue, respectively.

The following table represents the Company’s flying agreements revenue by type for the three and six months ended June 30, 2024 and 2023 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Capacity purchase agreements flight operations revenue (non-lease component)	$595,127	$499,142	$1,139,287	$968,058
Capacity purchase agreements fixed aircraft lease revenue	75,131	74,042	150,290	148,522
Capacity purchase agreements variable aircraft lease revenue	60,841	44,984	118,727	88,089
Prorate agreements and SWC revenue	107,071	82,226	208,155	159,563
Flying agreements revenue	$838,170	$700,394	$1,616,459	$1,364,232

The Company allocates the total consideration received under its capacity purchase agreements between lease and non-lease components based on stand-alone selling prices. A portion of the Company’s compensation under its capacity purchase agreements relates to operating the aircraft, identified as the non-lease component of the capacity purchase agreement. The Company recognizes revenue attributed to the non-lease component received as fixed-fees for each departure, flight hour or block hour on an as-completed basis for each reporting period. The Company recognizes revenue attributed to the non-lease component received as fixed monthly payments per aircraft proportionate to the number of block hours completed during each reporting period, relative to the estimated number of block hours the Company anticipates completing over the remaining contract term. Accordingly, the Company’s revenue recognition will likely vary from the timing of cash receipts under the Company’s capacity purchase agreements. The Company refers to cash received under its capacity purchase agreements prior to recognizing revenue as “deferred revenue,” and the Company refers to revenue recognized prior to billing its major airline partners under its capacity purchase agreements as “unbilled revenue” for each reporting period. During the six months ended June 30, 2024, the Company recognized $6.0 million of previously deferred revenue associated with the non-lease fixed monthly payments under certain agreements and decreased unbilled revenue by $0.6 million under certain other agreements, compared to deferring revenue of $77.4 million and decreasing unbilled revenue by $6.0 million during the six months ended June 30, 2023.

A portion of the Company’s compensation under its capacity purchase agreements is designed to reimburse the Company for certain aircraft ownership costs. The consideration for aircraft ownership costs varies by agreement but is intended to cover either the Company’s aircraft principal and interest debt service costs, its aircraft depreciation and interest expense or its aircraft lease expense costs while the aircraft is under contract. The consideration received for the use of the aircraft under the Company’s capacity purchase agreements is accounted for as lease revenue, inasmuch as the agreements identify the “right of use” of a specific type and number of aircraft over a stated period of time. The lease revenue associated with the Company’s capacity purchase agreements is accounted for as an operating lease and is reflected as flying agreements revenue on the Company’s consolidated statements of comprehensive income. The Company recognizes fixed monthly lease payments as lease revenue using the straight-line basis over the capacity purchase agreement term and variable lease payments in the period when the block hours are completed. The Company recognized $1.0 million of previously deferred lease revenue during the six months ended June 30, 2024, whereas the Company deferred recognizing lease revenue of $40.0 million during the six months ended June 30, 2023, under the straight-line basis. The Company has not separately stated aircraft rental income and aircraft rental expense in the consolidated statement of comprehensive income because the use of the aircraft is not a separate activity of the total service provided under the capacity purchase agreements.

The Company’s total deferred revenue balance as of June 30, 2024 was $367.6 million, including $64.2 million in other current liabilities and $303.4 million in other long-term liabilities. The Company’s unbilled revenue balance was $6.7 million as of June 30, 2024, including $1.1 million in other current assets and $5.6 million in other long-term assets. The Company’s total deferred revenue balance was $374.6 million as of December 31, 2023, including $61.0 million in other current liabilities and $313.6 million in other long-term liabilities. The Company’s unbilled revenue balance was $7.3 million as of December 31, 2023, including $1.2 million in other current assets and $6.1 million in other long-term assets.

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

As of June 30, 2024, the Company had 475 aircraft in scheduled service or under contract pursuant to code-share agreements. The following table summarizes the significant provisions of each code-share agreement the Company has with each major airline partner through SkyWest Airlines:

United Express Agreements
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
United Express Agreements (capacity purchase agreement)	• E175 • CRJ 700 • CRJ 200	101 19 68	Individual aircraft have scheduled removal dates from 2024 to 2029
United Express Prorate Agreement	• CRJ 200	19*	Terminable with 120-days’ notice
Total under United Express Agreements		207

Delta Connection Agreements
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
Delta Connection Agreement (capacity purchase agreement)	• E175 • CRJ 900 • CRJ 700	85 35 5	Individual aircraft have scheduled removal dates from 2025 to 2034

Delta Connection Prorate Agreement	• CRJ 900 • CRJ 700	6* 4*	Terminable with 30-days’ notice
Total under Delta Connection Agreements		135

American Capacity Purchase Agreement
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
American Agreement (capacity purchase agreement)	• E175 • CRJ 700	20 71	Individual aircraft have scheduled removal dates from 2025 to 2032
Total under American Agreement		91

Alaska Capacity Purchase Agreement
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
Alaska Agreement (capacity purchase agreement)	• E175	42	Individual aircraft have scheduled removal dates from 2030 to 2034
*	The Company’s prorate agreements are based on specific routes, not a specific aircraft count. The number of aircraft listed above for each prorate agreement approximates the number of aircraft the Company uses to serve the prorate routes.

In addition to the contractual arrangements described above, as of June 30, 2024, SkyWest Airlines reached agreements to place the following E175 aircraft under a capacity purchase agreement with the respective major airline partners:

	Q3 and Q4 2024	2025	2026	Total
Delta Air Lines	1	—	—	1
United Airlines(1)	13	7	8	28
Alaska Airlines	—	1	—	1
Total	14	8	8	30
(1)	Nine of the E175 deliveries scheduled for the second half of 2024 are partner-financed, meaning the major airline partner will provide the aircraft for SkyWest Airlines to operate.

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

Lease, airport services and other revenues primarily consist of revenue generated from aircraft and spare engines leased to third parties and from airport customer service agreements, such as gate and ramp agent services at various airports where the Company has been contracted by third parties to provide such services. The following table represents the Company’s lease, airport services and other revenues for the three and six months ended June 30, 2024 and 2023 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Operating lease revenue	$22,116	$16,791	$38,784	$33,351
Airport customer service and other revenue	6,832	8,458	15,489	19,891
Lease, airport services and other	$28,948	$25,249	$54,273	$53,242

The following table summarizes future minimum rental income under operating leases primarily related to leased aircraft and engines that had remaining non-cancelable lease terms as of June 30, 2024 (in thousands):

July 2024 through December 2024	$23,417
2025	42,017
2026	36,410
2027	36,395
2028	35,508
Thereafter	54,377
Total future minimum rental income under operating leases	$228,124

Of the Company’s $5.4 billion of net property and equipment as of June 30, 2024, $207.6 million of regional jet aircraft and spare engines were leased to third parties under operating leases. The Company’s mitigation strategy for the residual asset risks of these assets includes leasing aircraft and engine types that can be operated by the Company in the event of a default. Additionally, the operating leases typically have specified lease return condition requirements paid by the lessee to the Company and the Company typically maintains inspection rights under the leases.

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

Allowance for Credit Losses

The Company monitors publicly available credit ratings for entities for which the Company has a significant receivable balance. As of June 30, 2024, the Company had gross receivables of $106.9 million in current assets and gross receivables of $206.0 million in other long-term assets. The Company has established credit loss reserves based on publicly available historic default rates issued by a third party for companies with similar credit ratings, factoring in the term of the respective accounts receivable, notes receivable or guarantees. During the six months ended June 30, 2024, there were no significant changes in the outstanding accounts receivable, notes receivable, guarantees or credit ratings of the entities.

The following table summarizes the changes in allowance for credit losses:

Allowance for Credit Losses
Balance at December 31, 2023	$18,699
Adjustments to credit loss reserves	974
Write-offs charged against allowance	—
Balance at June 30, 2024	$19,673

(3) Stock-Based Compensation

During the six months ended June 30, 2024, the Company granted 50,577 restricted stock units and 118,021 performance shares to certain employees of the Company under the SkyWest, Inc. 2019 Long-Term Incentive Plan. Both the restricted stock units and performance shares have a three-year vesting period, during which the recipient must remain employed with the Company. The number of performance shares awardable from the 2024 grants can range from 0% to 200% of the original amount granted depending on the Company’s performance over three one-year measurement periods against the pre-established targets. Upon vesting, each restricted stock unit and performance share will be replaced with one share of common stock. The weighted average fair value of these restricted stock units and performance shares on their date of grant was $59.57 per share. Additionally, during the six months ended June 30, 2024, the Company granted 14,179 fully vested shares of common stock and 2,632 fully vested restricted stock units to the Company’s directors at a weighted average grant date fair value of $61.13. During the six months ended June 30, 2024, the Company did not grant any options to purchase shares of common stock to employees.

The Company accounts for forfeitures of restricted stock units and performance shares when forfeitures occur. The estimated fair value of the restricted stock units and performance shares is amortized over the applicable vesting periods. Stock-based compensation expense for the performance shares is based on the Company’s anticipated outcome of achieving the performance metrics. During the six months ended June 30, 2024 and 2023, the Company recorded pre-tax stock-based compensation expense of $10.3 million and $8.6 million, respectively.

(4) Stock Repurchase

The Company’s Board of Directors adopted a stock repurchase program in May 2023, which authorizes the Company to repurchase shares of the Company’s common stock in the public market or in private transactions, from time to time, at prevailing prices. Under the May 2023 repurchase program, the Company’s Board of Directors authorized up to $250.0 million for the repurchase of the Company’s common stock, superseding a prior Board authorization. At June 30, 2024, $68.8 million remains available under the May 2023 authorization.

During the six months ended June 30, 2024, the Company repurchased 313,381 shares of common stock for $22.1 million at a weighted average price per share of $70.44. The Company also recorded $0.1 million of excise tax related to the stock repurchases as Treasury Stock in the Company’s Stockholders Equity for the six months ended June 30, 2024. During the six months ended June 30, 2023, the Company repurchased 8.4 million shares of common stock for $194.1 million at a weighted average price per share of $23.10 and recorded $1.9 million of excise tax related to the stock repurchases as Treasury Stock in the Company’s Stockholders Equity.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Treasury Warrants(1)	—	203	—	785
Employee Stock Awards	—	—	—	676
Total antidilutive securities	—	203	—	1,461
(1)	Warrants originally issued to U.S. Department of the Treasury (“U.S. Treasury”) to purchase shares of SkyWest common stock issued pursuant to the three Payroll Support Program Agreements and a loan agreement with the U.S. Treasury.

Additionally, during the six months ended June 30, 2024 and 2023, 400,000 and 538,000 performance shares (at target performance) were excluded from the computation of Diluted EPS because the Company had not achieved the minimum target thresholds for these shares for the six months ended June 30, 2024 and 2023, respectively.

The calculation of the weighted average number of shares of common stock outstanding for Basic EPS and Diluted EPS are as follows for the periods indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator:
Net income (loss)	$75,578	$15,419	$135,876	$(6,652)
Denominator:
Basic earnings per share weighted average shares	40,179	43,837	40,239	46,614
Dilutive effect of employee stock awards and warrants	1,252	382	1,223	—
Diluted earnings per share weighted average shares	41,431	44,219	41,462	46,614

Basic earnings per share	$1.88	$0.35	$3.38	$(0.14)
Diluted earnings per share	$1.82	$0.35	$3.28	$(0.14)

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

The following represents the Company’s segment data for the three-month periods ended June 30, 2024 and 2023 (in thousands):

	Three months ended June 30, 2024
	SkyWest Airlines	SkyWest
	and SWC	Leasing	Consolidated
Operating revenues (1)	$711,784	$155,334	$867,118
Operating expense	678,102	69,376	747,478
Depreciation and amortization expense	37,004	59,810	96,814
Interest expense	3,255	25,711	28,966
Segment profit (2)	30,427	60,247	90,674
Total assets (as of June 30, 2024)	2,644,446	4,317,993	6,962,439
Capital expenditures (including non-cash)	40,907	—	40,907

	Three months ended June 30, 2023
	SkyWest Airlines	SkyWest
	and SWC	Leasing	Consolidated
Operating revenues (1)	$586,476	$139,167	$725,643
Operating expense	624,490	69,293	693,783
Depreciation and amortization expense	37,966	59,203	97,169
Interest expense	4,695	29,023	33,718
Segment profit (loss) (2)	(42,709)	40,851	(1,858)
Total assets (as of June 30, 2023)	2,570,050	4,545,724	7,115,774
Capital expenditures (including non-cash)	25,609	410	26,019
(1)	Prorate revenue and airport customer service revenue are reflected in the SkyWest Airlines and SWC segment.
(2)	Segment profit (loss) is equal to operating income less interest expense.

The following represents the Company’s segment data for the six-month periods ended June 30, 2024 and 2023 (in thousands):

	Six months ended June 30, 2024
	SkyWest Airlines	SkyWest
	and SWC	Leasing	Consolidated
Operating revenues (1)	$1,358,593	$312,139	$1,670,732
Operating expense	1,319,465	132,121	1,451,586
Depreciation and amortization expense	73,112	119,572	192,684
Interest expense	6,731	52,064	58,795
Segment profit (2)	32,397	127,954	160,351
Total assets (as of June 30, 2024)	2,644,446	4,317,993	6,962,439
Capital expenditures (including non-cash)	85,257	—	85,257

	Six months ended June 30, 2023
	SkyWest Airlines	SkyWest
	and SWC	Leasing	Consolidated
Operating revenues (1)	$1,154,649	$262,825	$1,417,474
Operating expense	1,257,882	132,436	1,390,318
Depreciation and amortization expense	76,224	115,094	191,318
Interest expense	8,757	58,581	67,338
Segment profit (loss) (2)	(111,990)	71,808	(40,182)
Total assets (as of June 30, 2023)	2,570,050	4,545,724	7,115,774
Capital expenditures (including non-cash)	46,720	87,220	133,940
(1)	Prorate revenue and airport customer service revenue are reflected in the SkyWest Airlines and SWC segment.
(2)	Segment profit (loss) is equal to operating income less interest expense.

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

Aircraft

As of June 30, 2024, excluding aircraft financed by the Company’s major airline partners that the Company operates for them under contract, the Company leased eight aircraft under long-term lease agreements with remaining terms ranging from five to six years.

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

Leases

As of June 30, 2024, the Company’s right-of-use assets were $82.4 million, the Company’s current maturities of operating lease liabilities were $18.8 million, and the Company’s noncurrent lease liabilities were $63.6 million. During the six months ended June 30, 2024, the Company paid $10.7 million under operating leases reflected as a reduction from operating cash flows.

The table below presents lease related terms and discount rates as of June 30, 2024:

Weighted-average remaining lease term for operating leases	11.5 years
Weighted-average discount rate for operating leases	6.2%

The Company’s lease costs for the three and six months ended June 30, 2024 and 2023 included the following components (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Operating lease cost	$6,658	$7,857	$13,917	$32,805
Variable and short-term lease cost	543	534	1,576	1,337
Sublease income	(1,268)	(1,351)	(2,514)	(2,701)
Total lease cost	$5,933	$7,040	$12,979	$31,441

As of June 30, 2024, the Company leased aircraft, airport facilities, office space and other property and equipment under non-cancelable operating leases, which are generally on a long-term, triple-net lease basis pursuant to which the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. The Company expects that, in the normal course of business, such operating leases that expire will be renewed or replaced by other leases. The following table summarizes future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms as of June 30, 2024 (in thousands):

July 2024 through December 2024	$10,419
2025	17,895
2026	15,427
2027	13,052
2028	9,976
Thereafter	56,617
Total future minimum operating lease payments	$123,386

As of June 30, 2024, the Company had a firm purchase commitment for 21 E175 aircraft from Embraer with anticipated delivery dates through 2026.

The following table summarizes the Company’s commitments and obligations as noted for each of the next five years and thereafter (in thousands):

	Total	Jul- Dec 2024	2025	2026	2027	2028	Thereafter
Operating lease payments for aircraft and facility obligations	$123,386	$10,419	$17,895	$15,427	$13,052	$9,976	$56,617
Firm aircraft and spare engine commitments	610,945	143,810	230,725	236,410	—	—	—
Interest commitments (1)	414,657	56,799	97,933	78,149	56,289	40,947	84,540
Principal maturities on long-term debt	2,804,058	224,243	532,255	510,598	464,289	292,862	779,811
Total commitments and obligations	$3,953,046	$435,271	$878,808	$840,584	$533,630	$343,785	$920,968
(1)	At June 30, 2024, the Company’s long-term debt had fixed interest rates.

Guarantees

In 2022, the Company agreed to guarantee $19.8 million of debt for a 14 CFR Part 135 air carrier. The debt is secured by the Part 135 air carrier’s aircraft and engines and has a five-year term. In exchange for providing the guarantee, the Company received 6.5% of the guaranteed amount as consideration, payable in the estimated value of common stock of the Part 135 air carrier, all of which was sold in 2023. The balance of the debt under the guarantee was $14.7 million as of June 30, 2024.

In 2023, the Company agreed to guarantee up to $12.0 million of debt for an aviation school. The debt is secured by the school’s aircraft and engines and has a five-year term. In exchange for providing the guarantee, the Company receives 2.0% of the guaranteed amount annually as consideration in cash. The balance of the debt under the guarantee was $11.5 million as of June 30, 2024.

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

As of June 30, 2024, and December 31, 2023, the Company held certain assets that are required to be measured at fair value on a recurring basis. Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of June 30, 2024
	Total	Level 1	Level 2	Level 3
Marketable Securities
Bonds and bond funds	$662,797	$—	$662,797	$—
Commercial paper	29,712	—	29,712	—
	692,509	—	692,509	—
Investments in Other Companies	6,075	—	—	6,075
Cash and Cash Equivalents	141,760	141,760	—	—
Total Assets Measured at Fair Value	$840,344	$141,760	$692,509	$6,075

	Fair Value Measurements as of December 31, 2023
	Total	Level 1	Level 2	Level 3
Marketable Securities
Bonds and bond funds	$677,074	$—	$677,074	$—
Commercial paper	9,872	—	9,872	—
	686,946	—	686,946	—
Investments in Other Companies	15,402	2,925	—	12,477
Cash and Cash Equivalents	148,277	148,277	—	—
Total Assets Measured at Fair Value	$850,625	$151,202	$686,946	$12,477

The Company’s “Marketable Securities” classified as Level 2 securities primarily utilize broker quotes in a non-active market for valuation of these securities. See Note 11 “Investments in Other Companies” regarding the Company’s investments in other companies, for the six months ended June 30, 2024.

The Company did not make any significant transfers of securities between Level 1, Level 2 and Level 3 during the six months ended June 30, 2024. The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

As of June 30, 2024, and December 31, 2023, the Company classified $692.5 million and $686.9 million of marketable securities, respectively, as short-term because it had the intent to maintain a liquid portfolio and the ability to redeem the securities within one year. At the time of sale, any realized appreciation or depreciation, calculated by the specific identification method, is recognized in other income (loss), net. As of June 30, 2024, and December 31, 2023, the cost of the Company’s marketable securities was $693.2 million and $686.5 million, respectively.

(9) Assets Held for Sale

In 2022, the Company committed to a formal plan to sell 14 CRJ700 aircraft and determined the aircraft met the criteria to be classified as assets held for sale. At December 31, 2023, the Company presented the $54.3 million of assets held for sale at their fair market value less costs to sell and included the amount in “Other current assets” on the Company’s consolidated balance sheet. In March 2024, the Company changed its plan to sell the 14 CRJ700 aircraft and reclassified them as held for use assets in “Aircraft and rotable spares” on the Company’s consolidated balance sheet. The Company remeasured the fair value of the held for use assets at the time of the reclassification and, as a result, for the six months ended June 30, 2024, the Company recorded a $4.2 million gain (pre-tax) as an offset to other operating expenses primarily due to the elimination of the estimated costs to sell the assets.

(10) Long-term Debt

Long-term debt consisted of the following as of June 30, 2024, and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Current portion of long-term debt	$501,265	$447,534
Current portion of unamortized debt issue cost, net	(3,521)	(3,665)
Current portion of long-term debt, net of debt issue costs	$497,744	$443,869

Long-term debt, net of current maturities	$2,302,793	$2,582,776
Long-term portion of unamortized debt issue cost, net	(18,418)	(20,593)
Long-term debt, net of current maturities and debt issue costs	$2,284,375	$2,562,183

Total long-term debt (including current portion)	$2,804,058	$3,030,310
Total unamortized debt issue cost, net	(21,939)	(24,258)
Total long-term debt, net of debt issue costs	$2,782,119	$3,006,052

As of June 30, 2024, the Company had $2.8 billion of total long-term debt, which consisted of $2.6 billion of debt used to finance aircraft and spare engines and $200.6 million of unsecured debt payable to U.S. Treasury. The average effective interest rate on the Company’s debt was approximately 4.1% at June 30, 2024.

As of June 30, 2024 and December 31, 2023, the Company had $45.0 million and $49.1 million, respectively, in letters of credit and surety bonds outstanding with various banks and surety institutions.

As of June 30, 2024, SkyWest Airlines had a $100.0 million line of credit. The line of credit includes minimum liquidity and profitability covenants and is secured by certain assets. As of June 30, 2024, SkyWest Airlines had no amounts outstanding under the facility. However, at June 30, 2024, SkyWest Airlines had $24.9 million in letters of credit issued under the facility, which reduced the amount available under the facility to $75.1 million. The line of credit expires March 25, 2025 and has a variable interest rate of 3.5% plus the one month SOFR rate.

The Company’s debt agreements are not traded on an active market and are recorded at carrying value on the Company’s consolidated balance sheet. The fair value of the Company’s long-term debt is estimated based on current rates offered to the Company for similar debt. Debt is primarily classified as Level 2 within the fair value hierarchy. The carrying value and fair value of the Company’s long-term debt as of June 30, 2024 and December 31, 2023, were as follows (in thousands):

	June 30, 2024	December 31, 2023
Carrying value	$2,804,058	$3,030,310
Fair value	$2,716,310	$2,918,012

(11) Investments in Other Companies

Equity Method Investments

During 2019, the Company created a joint venture with Regional One, Inc. and, as of June 30, 2024, has invested a total of $26.6 million for an ownership interest in Aero Engines, LLC. (“Aero Engines”). The primary purpose of Aero Engines is to lease engines to third parties. The Company accounts for its investment in Aero Engines under the equity method. The Company’s exposure in its investment in Aero Engines primarily consists of the Company’s portion of income or loss from Aero Engines’ engine lease agreements with third parties and the Company’s ownership percentage in Aero Engines’ engines book value. Aero Engines had no debt outstanding as of June 30, 2024. As of June 30, 2024, the Company’s investment balance in Aero Engines was $22.6 million and has been recorded in “Other

Assets” on the Company’s consolidated balance sheet. The Company’s portion of income generated by Aero Engines for the six months ended June 30, 2024, was $0.9 million, which is recorded in “Other income (loss), net” on the Company’s consolidated statements of comprehensive income.

In December 2023, the Company invested $9.9 million for a 9.9% ownership interest in Corporate Flight Management, Inc. d/b/a Contour Airlines (“Contour”), a 14 CFR Part 135 air carrier. In January 2024, the Company invested an additional $15.1 million in Contour. The Company has a 25% ownership interest in Contour at June 30, 2024 and holds one of five seats, or 20%, on Contour’s board of directors. The Contour arrangement also includes an asset provisioning agreement under which the Company will provide CRJ airframes, engines and rotable parts to Contour. The Company accounts for its investment in Contour under the equity method where the investment is reported at cost and adjusted each period for the Company’s share of Contour’s income or loss, recorded on a one quarter lag. For the six months ended June 30, 2024, the Company recorded a loss of $0.3 million, its portion of loss generated by Contour, which was recorded in “Other income (loss), net” on the Company’s consolidated statements of comprehensive income. As of June 30, 2024, the Company’s investment balance in Contour of $24.7 million was recorded in “Other Assets” on the Company’s consolidated balance sheet. At June 30, 2024, the Company had $12.7 million in notes receivable from Contour related to the sale of aircraft under the asset provisioning agreement. The notes are secured by aircraft and collectible within four years.

The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable.

Fair Value Method Investments

In 2021, the Company entered into a strategic partnership with Eve UAM, LLC (“Eve UAM”), to develop a network of deployment for Eve UAM’s electric vertical takeoff and landing (“eVTOL”) aircraft.

In 2022, the Company acquired 1,000,000 shares of common stock of Eve Holding, Inc. (“Eve”) and a warrant giving the Company the right to acquire 1,500,000 shares of common stock of Eve at an exercise price of $0.01 per share. The Company also received a put option from an Eve shareholder for the 1,000,000 shares of common stock of Eve payable in aircraft parts credits. The intent of the put option was to reduce the Company’s investment risk in Eve, and the put option expires in December 2031. The Company is restricted from selling the shares underlying the warrant until May 2025, and the warrant expires in May 2032. The Company acquired the shares of common stock, warrant and put option (collectively the “Eve Investments”) for $10.0 million. The Company evaluated the Eve Investments under ASC Topic 321, “Investments – Equity Securities” and ASC Topic 815, “Derivatives and Hedging,” and recorded the Eve Investments based on their pro rata share of the consideration paid using the fair value of the Eve Investments on the acquisition date, with subsequent changes in the fair value reported in earnings. During the year ended December 31, 2023, the Company sold 600,411 shares of common stock of Eve, which concurrently forfeited 600,411 shares subject to the put option from the Eve shareholder. During the three months ended June 30, 2024, the Company exercised the remainder of the put option and received aircraft parts credits in exchange for the 399,589 shares of common stock. At June 30, 2024, the Company’s only remaining investment in Eve was the warrant to acquire 1.5 million shares of Eve common stock.

The shares of common stock of Eve were classified as Level 1 within the fair value hierarchy as Eve stock is actively traded on the New York Stock Exchange, and the value is determined using quoted market prices for the equity security. The warrant and put option were classified as Level 3 within the fair value hierarchy (“Eve Level 3 Investments”), and the Company used the Black Scholes Option Pricing Model to determine the estimated fair market value of the Eve Level 3 Investments, including an expected volatility of 52%, which is a significant unobservable input that was derived from historical volatility of comparable companies. The table below shows the reconciliation of the Eve Level 3 Investments (in thousands):

Eve Level 3 Investments:
Balance at December 31, 2023	$12,477
Purchases	—
Exercise of put option for aircraft parts credits	(3,996)
Realized gain on exercise of put option	3,446
Unrealized loss	(5,852)
Balance at June 30, 2024	$6,075

The Company recognized a realized gain of $3.4 million from the exercise of the put option, a realized loss of $1.4 million from the forfeited shares of Eve common stock and unrealized losses of $7.4 million related to the Eve Investments that were recognized in “Other income (loss), net” on the Company’s consolidated statements of comprehensive income for the six months ended June 30, 2024. As of June 30, 2024, the fair value of the Eve Investments, which only consisted of the warrant, was $6.1 million and was recorded in “Other Assets” on the Company’s consolidated balance sheet.

(12) Income Taxes

The Company’s effective tax rate for the six months ended June 30, 2024 was 25.5%. The Company’s effective tax rate for the six months ended June 30, 2024 varied from the federal statutory rate of 21.0% primarily due to the provision for state income taxes and the impact of non-deductible expenses, partially offset by a discrete tax benefit from excess tax deductions generated from employee equity transactions that occurred during the six months ended June 30, 2024.

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

(13) Legal Matters

The Company is subject to certain legal actions which it considers routine to its business activities. As of June 30, 2024, the Company’s management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents factors that had a material effect on the results of operations of SkyWest, Inc. (“SkyWest” “we” or “us”) during the three- and six-month periods ended June 30, 2024 and 2023. Also discussed is our financial condition as of June 30, 2024, and December 31, 2023. You should read this discussion in conjunction with our condensed consolidated financial statements for the three and six months ended June 30, 2024, including the notes thereto, appearing elsewhere in this Report. This discussion and analysis contains forward-looking statements. Please refer to the section of this Report entitled “Cautionary Statement Concerning Forward-Looking Statements” for discussion of uncertainties, risks and assumptions associated with these statements.

Cautionary Statement Concerning Forward-Looking Statements

Certain of the statements contained in this Report should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” “hope,” “likely,” and “continue” and similar terms used in connection with statements regarding our outlook, anticipated operations, the revenue environment, our contractual relationships, and our anticipated financial performance. These statements include, but are not limited to, statements about the continued demand for our product, the effect of economic conditions on SkyWest’s business, financial condition and results of operations, the scheduled aircraft deliveries and fleet size for SkyWest in upcoming periods and the related execution of SkyWest’s fleet transition strategy and expected timing thereof, expected production levels in future periods and associated staffing challenges, pilot attrition trends, SkyWest’s coordination with United Airlines, Inc. (“United”), Delta Air Lines, Inc. (“Delta”), American Airlines, Inc. (“American”) and Alaska Airlines, Inc. (“Alaska”) (each, a “major airline partner” and together, “major airline partners”) to optimize the delivery of aircraft under previously announced agreements, the expected terms, timing and benefits related to SkyWest’s leasing and joint venture transactions, SkyWest’s provision of assets to Corporate Flight Management, Inc. d/b/a Contour Airlines (“Contour”), as well as SkyWest’s future financial and operating results, plans, objectives, expectations, estimates, intentions and outlook, and other statements that are not historical facts. All forward-looking statements included in this Report are made as of the date hereof and are based on information available to SkyWest as of such date. SkyWest assumes no obligation to update any forward-looking statements unless required by law. Readers should note that many factors could affect the future operating and financial results of SkyWest and could cause actual results to vary materially from those expressed in forward-looking statements set forth in this Report. These factors include, but are not limited to the challenges of competing successfully in a highly competitive and rapidly changing industry; developments associated with fluctuations in the economy and the demand for air travel, including related to inflationary pressures, and related decreases in customer demand and spending; uncertainty regarding continued recovery from the COVID-19 pandemic and other potential future outbreaks of infectious diseases or other health concerns, and the consequences of such outbreaks to the travel industry, including travel demand and travel behavior, and our major airline partners in general and the financial condition and operating results of SkyWest in particular; the prospects of entering into agreements with existing or other carriers to fly new aircraft; ongoing negotiations between SkyWest and its major airline partners regarding their contractual obligations; uncertainties regarding operation of new aircraft; the ability to attract and retain qualified pilots, including captains, and related staffing challenges; the impact of regulatory issues such as pilot rest rules and qualification requirements; the ability to obtain aircraft financing; the financial stability of SkyWest’s major airline partners and any potential impact of their financial condition on the operations of SkyWest; fluctuations in flight schedules, which are determined by the major airline partners for whom SkyWest conducts flight operations; variations in market and economic conditions; significant aircraft lease and debt commitments; estimated useful life of long-lived assets, residual aircraft values and related impairment charges; labor relations and costs and labor shortages; the impact of global instability; rapidly fluctuating fuel costs and potential fuel shortages; the impact of weather-related, natural disasters and other air safety incidents on air travel and airline costs; aircraft deliveries; uncertainty regarding ongoing hostility between Russia and the Ukraine, as well as Israel and Hamas, and the related impacts on macroeconomic conditions and on the international operations of any of our major airline partners as a result of such conflict; as well as the other factors identified under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, under the heading “Risk Factors” in Part II, Item 1A of this Report, elsewhere in this Report, in our other filings with the Securities and Exchange Commission (the “SEC”) and other unanticipated factors.

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

Overview

We have the largest regional airline operation in the United States through our operating subsidiary SkyWest Airlines, Inc. (“SkyWest Airlines”). As of June 30, 2024, we offered scheduled passenger and air freight service with approximately 2,130 total daily departures to destinations in the United States, Canada and Mexico. Our fleet of Embraer E175 regional jet aircraft (“E175”), Canadair CRJ900 regional jet aircraft (“CRJ900”) and Canadair CRJ700 regional jet aircraft (“CRJ700”) have a multiple-class seat configuration, whereas our Canadair CRJ200 regional jet aircraft (“CRJ200”) have a single-class seat configuration. During 2022, we formed SkyWest Charter, LLC (“SWC”), which offers on-demand charter services. As of June 30, 2024, we had 608 total aircraft in our fleet, including 475 aircraft in scheduled service or under contract pursuant to our code-share agreements, summarized as follows:

	E175	CRJ900	CRJ700	CRJ200	Total
United	101	—	19	87	207
Delta	85	41	9	—	135
American	20	—	71	—	91
Alaska	42	—	—	—	42
Aircraft in scheduled service or under contract	248	41	99	87	475
SWC	—	—	—	16	16
Leased to third parties	—	5	35	—	40
Other (1)	—	3	33	41	77
Total Fleet	248	49	167	144	608
(1)	As of June 30, 2024, other aircraft included: supplemental spare aircraft supporting our code-share agreements that may be placed under future code-share or leasing arrangements, aircraft transitioning between code-share agreements with our major airline partners or aircraft that are scheduled to be disassembled for use as spare parts.

Our business model is based on providing scheduled regional airline service under code-share agreements (commercial agreements between airlines that, among other things, allow one airline to use another airline’s flight designator codes on its flights) with our major airline partners. Our success is principally centered on our ability to meet the needs of our major airline partners by providing a reliable and safe operation at attractive economics. From June 30, 2023, to June 30, 2024, we made changes to our fleet, including the addition of two new E175 aircraft and 11 partner-financed E175 aircraft.

We anticipate our fleet will continue to evolve, as we are scheduled to add one new E175 aircraft with Delta in the second half of 2024, 28 new E175 aircraft with United (13 in the second half of 2024, seven in 2025 and eight in 2026, of which 19 aircraft are financed by us and nine aircraft are financed by United) and one new E175 aircraft with Alaska in 2025. Timing of these anticipated deliveries may be subject to change as we are coordinating with our major airline partners in response to labor availability or other factors. Our primary objective in the fleet changes is to improve our profitability by adding new E175 aircraft and used CRJ aircraft to capacity purchase agreements, and potentially removing older aircraft from service that typically require higher maintenance costs.

As of June 30, 2024, approximately 43.6% of our aircraft in scheduled service or under contract were operated for United, approximately 28.4% were operated for Delta, approximately 19.2% were operated for American and approximately 8.8% were operated for Alaska.

Historically, multiple contractual relationships with major airlines have enabled us to reduce our reliance on any single major airline code and to enhance and stabilize operating results through a mix of fixed-fee arrangements (referred to as “capacity purchase” agreements) and “prorate” agreements. For the six months ended June 30, 2024, our capacity purchase revenue represented approximately 87.1% of our total flying agreement revenue and our prorate and SWC revenue, combined, represented approximately 12.9% of our total flying agreements revenue. On capacity purchase routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on completed block hours (measured from takeoff to landing, including taxi time), flight departures, the number of aircraft under contract and other operating measures. We control scheduling, pricing and seat inventories on certain prorate routes, and we share passenger fares with our major airline partners according to prorate formulas. We are also responsible for the operating costs of the prorate flights, including fuel and airport costs.

Second Quarter Summary

We had total operating revenues of $867.1 million for the three months ended June 30, 2024, a 19.5% increase compared to total operating revenues of $725.6 million for the three months ended June 30, 2023. We had net income of $75.6 million, or $1.82 per diluted share, for the three months ended June 30, 2024, compared to net income of $15.4 million, or $0.35 per diluted share, for the three months ended June 30, 2023. The significant items affecting our revenue and operating expenses during the three months ended June 30, 2024, are outlined below:

Revenue

The number of aircraft we have in scheduled service or under contract pursuant to our code-share agreements and the number of block hours we incur on our flights are primary drivers of our flying agreements revenue under our capacity purchase agreements. The number of flights we operate and the corresponding number of passengers we carry are the primary drivers of our revenue under our prorate flying agreements. The number of aircraft we have in scheduled service or under contract pursuant to our code-share agreements decreased from 492 as of June 30, 2023 to 475 as of June 30, 2024; and the number of block hours increased from 282,617 for the three months ended June 30, 2023 to 317,462 for the three months ended June 30, 2024, or by 12.3%, due to an increase in scheduled daily utilization of our aircraft.

Our capacity purchase revenue increased $112.9 million, or 18.3%, from the three months ended June 30, 2023 to the three months ended June 30, 2024, primarily as a result of an increase in completed block hours for the comparable periods and recognizing previously deferred revenue for the three months ended June 30, 2024, compared to deferring revenue for the three months ended June 30, 2023. As a result of a higher number of passengers carried on our prorate routes and an increase in the number of prorate and charter flights operated year-over-year, our prorate and SWC revenue increased $24.8 million, or 30.2%, for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023.

Operating Expenses

Our total operating expenses increased $53.7 million, or 7.7%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. The increase in operating expenses was primarily due to an increase in our direct operating expenses associated with the increase in the number of flights we operated. Departures increased from 173,837 for the three months ended June 30, 2023 to 189,325 for the three months ended June 30, 2024, or by 8.9%. Additional details regarding the increase in our operating expenses are described in the section of this Report entitled “Results of Operations.”

Fleet Activity

The following table summarizes our fleet scheduled for service or under contract as of:

Aircraft in Service or Under Contract	June 30, 2024	December 31, 2023	June 30, 2023
E175s	248	237	235
CRJ900s	41	41	41
CRJ700s	99	118	110
CRJ200s	87	89	106
Total	475	485	492

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in Note 1 to our consolidated financial statements for the year ended December 31, 2023, and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are presented in our Annual Report on Form 10-K for the year ended December 31, 2023. Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management’s subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to revenue recognition, long-lived assets, and income tax. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results will likely differ, and may differ materially, from such estimates. There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2024.

Recent Accounting Pronouncements

See Note 1 to the condensed consolidated financial statements for a description of recent accounting pronouncements.

Results of Operations

Three Months Ended June 30, 2024 and 2023

Operational Statistics

The following table sets forth our major operational statistics and the associated percentage changes for the periods identified below. The increase in block hours, departures and passengers carried during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, was primarily due to an increase in the number of available captains during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, which allowed for a higher scheduled utilization of our aircraft.

	For the three months ended June 30,
Block hours by aircraft type:	2024	2023	% Change
E175s	195,207	168,416	15.9%
CRJ900s	20,823	19,698	5.7%
CRJ700s	58,311	50,094	16.4%
CRJ200s	43,121	44,409	(2.9)%
Total block hours	317,462	282,617	12.3%

Departures	189,325	173,837	8.9%
Passengers carried	10,691,017	9,887,779	8.1%
Passenger load factor	84.4%	85.5%	(1.1)	pts
Average passenger trip length (miles)	460	451	2.0%

Operating Revenues

The following table summarizes our operating revenue for the periods indicated (dollar amounts in thousands):

	For the three months ended June 30,
	2024	2023	$ Change	% Change
Flying agreements	$838,170	$700,394	$137,776	19.7%
Lease, airport services and other	28,948	25,249	3,699	14.7%
Total operating revenues	$867,118	$725,643	$141,475	19.5%

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

We disaggregate our flying agreements revenue into the following categories (dollar amounts in thousands):

	For the three months ended June 30,
	2024	2023	$ Change	% Change
Capacity purchase agreements flight operations revenue	$595,127	$499,142	$95,985	19.2%
Capacity purchase agreements aircraft lease revenue	135,972	119,026	16,946	14.2%
Prorate agreements and SWC revenue	107,071	82,226	24,845	30.2%
Flying agreements revenue	$838,170	$700,394	$137,776	19.7%

The increase in “Capacity purchase agreements flight operations revenue” of $96.0 million, or 19.2%, was primarily due to a 12.3% increase in block hour production and a decrease in deferred revenue related to fixed monthly payments for flight operations received under our capacity purchase agreements for the three months ended June 30, 2024, compared to the three months ended June 30, 2023. Under our capacity purchase agreements, we are paid a fixed amount per month per aircraft over the contract term. We recognize the fixed amount per aircraft related to operating the aircraft as revenue proportionately to the number of block hours we complete for each reporting period. Under our capacity purchase agreements, the performance obligation of each completed flight is measured in block hours incurred for each completed flight. Beginning January 1, 2024, certain scheduled fixed monthly payments under our capacity purchase agreements transitioned to variable payments, which are calculated at a rate per block hour. Based on the number of completed block hours during the three months ended June 30, 2024, we recognized $5.0 million of previously deferred revenue, net of unbilled revenue, related to the non-lease fixed monthly payments we received associated with our flight operations revenues. For the three months ended June 30, 2023, we deferred recognizing $40.7 million of revenue, net of unbilled revenue, related to fixed monthly payments received associated with our flight operations revenues. The timing of our revenue recognition related to the fixed payments associated with our flight operations will be adjusted over the remaining contract term for each capacity purchase agreement based on the number of block hours we complete each reporting period relative to the number of block hours we anticipate completing over the remaining contract term of each capacity purchase agreement.

The increase in “Capacity purchase agreements aircraft lease revenue” of $16.9 million, or 14.2%, was primarily due to an increase in variable lease revenue as a result of certain scheduled fixed monthly lease payments that transitioned beginning January 1, 2024 to variable payments under our capacity purchase agreements. Under our capacity purchase agreements, a portion of the consideration we are paid is designed as reimbursement for certain aircraft ownership costs and is considered lease revenue, including fixed monthly payments and variable payments. We recognize the fixed monthly lease payments as lease revenue using the straight-line basis over the capacity purchase agreement term and variable lease payments are recognized in the period when the block hours are completed. We recognized $0.5 million of previously deferred lease revenue during the three months ended June 30, 2024, using the straight-line basis for fixed monthly lease payments, whereas we deferred recognizing lease revenue on $19.5 million during the three months ended June 30, 2023.

The deferred revenue balance applicable to each contract will be recorded as revenue over the term of each respective contract. For clarity, in total we recognized $5.5 million of previously deferred revenue, net of unbilled revenue, during the three months ended June 30, 2024, compared to deferring revenue, net of unbilled revenue, of $60.2 million during the three months ended June 30, 2023. Our total deferred revenue balance, net of unbilled revenue, was $360.9 million as of June 30, 2024, compared to total deferred revenue, net of unbilled revenue, of $367.3 million as of December 31, 2023.

The increase in prorate agreements and SWC revenue of $24.8 million, or 30.2%, was primarily due to an increase in prorate passengers and passenger revenue we received on routes we operated under our prorate agreements during the three months ended June 30, 2024, compared to the three months ended June 30, 2023. Additionally, a portion of the increase is attributed to SWC revenue during the three months ended June 30, 2024, as SWC began operations in May 2023.

The increase in lease, airport services and other revenues of $3.7 million, or 14.7%, was primarily due to an increase in lease rates for leases to third parties during the three months ended June 30, 2024, compared to the three months ended June 30, 2023.

Operating Expenses

Individual expense components attributable to our operations are set forth in the following table (dollar amounts in thousands):

	For the three months ended June 30,
	2024	2023	$ Change	% Change
Salaries, wages and benefits	$355,005	$322,441	$32,564	10.1%
Aircraft maintenance, materials and repairs	183,267	162,491	20,776	12.8%
Depreciation and amortization	96,814	97,169	(355)	(0.4)%
Aircraft fuel	21,328	18,279	3,049	16.7%
Airport-related expenses	17,535	16,955	580	3.4%
Aircraft rentals	1,310	2,428	(1,118)	(46.0)%
Other operating expenses	72,219	74,020	(1,801)	(2.4)%
Total operating expenses	$747,478	$693,783	$53,695	7.7%

Salaries, wages and benefits. The $32.6 million, or 10.1%, increase in salaries, wages and benefits was primarily due to an increase in direct labor costs that resulted from the higher number of flights we operated during the three months ended June 30, 2024, compared to the three months ended June 30, 2023.

Aircraft maintenance, materials and repairs. The $20.8 million, or 12.8%, increase in aircraft maintenance expense was primarily due to higher flight volume, which increased maintenance activity, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023.

Depreciation and amortization. The $0.4 million, or 0.4%, decrease in depreciation and amortization expense was primarily due to certain CRJ aircraft and engines that were depreciated to their estimated residual value since June 30, 2023, offset by an increase in depreciation expense due to the acquisition of two new E175 aircraft and spare engines since June 30, 2023.

Aircraft fuel. The $3.0 million, or 16.7%, increase in fuel cost was primarily due to an increase in the number of flights we operated under our prorate agreements and SWC and the corresponding increase in gallons of fuel we purchased combined with an increase in our average fuel cost per gallon from $3.30 for the three months ended June 30, 2023, to $3.32 for the three months ended June 30, 2024. We purchase and incur expense for all fuel on flights operated under our prorate agreements and SWC. All fuel costs incurred under our capacity purchase agreements are either purchased directly by our major airline partner, or if purchased by us, we record the direct reimbursement as a reduction to our fuel expense. The following table summarizes the gallons of fuel we purchased under our prorate agreements and SWC, for the periods indicated:

	For the three months ended June 30,
(in thousands)	2024	2023	% Change
Fuel gallons purchased	6,415	5,538	15.8%
Fuel expense	$21,328	$18,279	16.7%

Airport-related expenses. Airport-related expenses include airport-related customer service costs such as outsourced airport gate and ramp agent services, airport security fees, passenger interruption costs, deicing, landing fees and station rents. For clarity, our employee airport customer service labor costs are reflected in salaries, wages and benefits and customer service labor costs we outsource to third parties are included in airport-related expenses. The $0.6 million, or 3.4%, increase in airport-related expenses for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, was primarily due to an increase in subcontracted airport services and landing fees as a result of an increase in the number of flights we operated under our prorate agreements.

Aircraft rentals. The $1.1 million, or 46.0%, decrease in aircraft rentals was primarily related to a decrease in our leased aircraft since the three months ended June 30, 2023. During 2023, we acquired 26 CRJ700 aircraft, eight CRJ200 aircraft and one CRJ900 aircraft under early lease buyouts.

Other operating expenses. Other operating expenses primarily consist of property taxes, hull and liability insurance, simulator costs, crew per diem and crew hotel costs. The $1.8 million, or 2.4%, decrease was primarily related to the timing of training events and other non-direct operating expenses for the three months ended June 30, 2023, compared to the three months ended June 30, 2024, offset by an increase in other operating costs as a result of the higher number of flights we operated during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, such as crew per diem and crew hotel costs.

Summary of interest expense, interest income, other income (loss), net and provision for income taxes

Interest Expense. The $4.8 million, or 14.1%, decrease in interest expense was primarily related to a decrease in outstanding debt. At June 30, 2024 we had $2.8 billion of outstanding debt, compared to $3.2 billion at June 30, 2023.

Interest income. Interest income increased $1.5 million, from $10.5 million for the three months ended June 30, 2023, to $12.0 million for the three months ended June 30, 2024. The increase in interest income was primarily related to an increase in average interest rates attributed to our marketable securities for the three months ended June 30, 2024, compared to the three months ended June 30, 2023.

Other income (loss), net. Other income (loss), net decreased $9.5 million during the three months ended June 30, 2024, compared to the three months ended June 30, 2023. Other income (loss), net primarily consists of the unrealized and realized gains and losses on our investments in other companies, income or loss related to our equity method investments and gains or losses on the sale of assets. The decrease in other income (loss), net was primarily a result of a decrease in the fair value of our investments in other companies for the three months ended June 30, 2024, compared to the three months ended June 30, 2023.

Provision (benefit) for income taxes. For the three months ended June 30, 2024 and 2023, our effective income tax rates were 26.0% and 12.6%, respectively, which included the statutory federal income tax rate of 21% and other reconciling income tax items, including state income taxes and the impact of non-deductible expenses. The increase in the effective tax rate primarily related to the impact of non-deductible expenses relative to the pre-tax earnings for the three months ended June 30, 2024, compared to pre-tax loss for the three months ended June 30, 2023.

Net income. Primarily due to the factors described above, we generated net income of $75.6 million, or $1.82 per diluted share, for the three months ended June 30, 2024, compared to net income of $15.4 million, or $0.35 per diluted share, for the three months ended June 30, 2023.

Six Months Ended June 30, 2024 and 2023

Operational Statistics

The following table sets forth our major operational statistics and the associated percentage changes for the periods identified below. The increase in block hours, departures and passengers carried during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, was primarily due to an increase in the number of available captains during the six months ended June 30, 2024, compared to the six months ended June 30, 2023.

	For the six months ended June 30,
Block hours by aircraft type:	2024	2023	% Change
E175s	374,192	329,167	13.7%
CRJ900s	38,215	40,411	(5.4)%
CRJ700s	116,596	102,122	14.2%
CRJ200s	78,260	87,159	(10.2)%
Total block hours	607,263	558,859	8.7%

Departures	358,757	334,460	7.3%
Passengers carried	19,840,470	18,463,649	7.5%
Passenger load factor	82.7%	83.0%	(0.3)	pts
Average passenger trip length (miles)	461	461	—%

Operating Revenues

The following table summarizes our operating revenue for the periods indicated (dollar amounts in thousands):

	For the six months ended June 30,
	2024	2023	$ Change	% Change
Flying agreements	$1,616,459	$1,364,232	$252,227	18.5%
Lease, airport services and other	54,273	53,242	1,031	1.9%
Total operating revenues	$1,670,732	$1,417,474	$253,258	17.9%

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

We disaggregate our flying agreements revenue into the following categories (dollar amounts in thousands):

	For the six months ended June 30,
	2024	2023	$ Change	% Change
Capacity purchase agreements flight operations revenue	$1,139,287	$968,058	$171,229	17.7%
Capacity purchase agreements aircraft lease revenue	269,017	236,611	32,406	13.7%
Prorate agreements and SWC revenue	208,155	159,563	48,592	30.5%
Flying agreements revenue	$1,616,459	$1,364,232	$252,227	18.5%

The increase in “Capacity purchase agreements flight operations revenue” of $171.2 million, or 17.7%, was primarily due to a 8.7% increase in block hour production and a decrease in deferred revenue related to fixed monthly payments for flight operations received under our capacity purchase agreements for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. Under our capacity purchase agreements, we are paid a fixed amount per month per aircraft over the contract term. We recognize the fixed amount per aircraft related to operating the aircraft as revenue proportionately to the number of block hours we complete for each reporting period. Under our capacity purchase agreements, the performance obligation of each completed flight is measured in block hours incurred for each completed flight. Beginning January 1, 2024, certain scheduled fixed monthly payments under our capacity purchase agreements transitioned to variable payments, which are calculated at a rate per block hour. Based on the number of completed block hours during the six months ended June 30, 2024, we recognized $5.4 million of previously deferred revenue, net of unbilled revenue, related to the non-lease fixed monthly payments we received associated with our flight operations revenues. For the six months ended June 30, 2023, we deferred recognizing $83.4 million of revenue, net of unbilled revenue, related to fixed monthly payments received associated with our flight operations revenues. The timing of our revenue recognition related to the fixed payments associated with our flight operations will be adjusted over the remaining contract term for each capacity purchase agreement based on the number of block hours we complete each reporting period relative to the number of block hours we anticipate completing over the remaining contract term of each capacity purchase agreement.

The increase in “Capacity purchase agreements aircraft lease revenue” of $32.4 million, or 13.7%, was primarily due to an increase in variable lease revenue as a result of certain scheduled fixed monthly lease payments that transitioned beginning January 1, 2024 to variable payments under our capacity purchase agreements. Under our capacity purchase agreements, a portion of the consideration we are paid is designed as reimbursement for certain aircraft ownership costs and is considered lease revenue, including fixed monthly payments and variable payments. We recognize the fixed monthly lease payments as lease revenue using the straight-line basis over the capacity purchase agreement term and variable lease payments are recognized in the period when the block hours are completed. We recognized $1.0 million of previously deferred lease revenue during the three and six months ended June 30, 2024, using the straight-line basis for fixed monthly lease payments, whereas we deferred recognizing lease revenue on $40.0 million during the six months ended June 30, 2023.

The deferred revenue balance applicable to each contract will be recorded as revenue over the term of each respective contract. For clarity, in total we recognized $6.4 million of previously deferred revenue, net of unbilled revenue, during the six months ended June 30, 2024, compared to deferring revenue, net of unbilled revenue, of $123.4 million during the six months ended June 30, 2023. Our total deferred revenue balance, net of unbilled revenue, was $360.9 million as of June 30, 2024, compared to total deferred revenue, net of unbilled revenue, of $367.3 million as of December 31, 2023.

The increase in prorate agreements and SWC revenue of $48.6 million, or 30.5%, was primarily due to an increase in prorate passengers and passenger revenue we received on routes we operated under our prorate agreements during the six months ended June 30, 2024, compared to the six months ended June 30, 2023. Additionally, a portion of the increase is attributed to SWC revenue during the three months ended June 30, 2024, as SWC began operations in May 2023.

The increase in lease, airport services and other revenues of $1.0 million, or 1.9%, was primarily due to an increase in lease rates for leases to third parties during the six months ended June 30, 2024, compared to the six months ended June 30, 2023.

Operating Expenses

Individual expense components attributable to our operations are set forth in the following table (dollar amounts in thousands):

	For the six months ended June 30,
	2024	2023	$ Change	% Change
Salaries, wages and benefits	$706,004	$657,642	$48,362	7.4%
Aircraft maintenance, materials and repairs	328,682	304,717	23,965	7.9%
Depreciation and amortization	192,684	191,318	1,366	0.7%
Aircraft fuel	42,492	39,243	3,249	8.3%
Airport-related expenses	38,423	35,250	3,173	9.0%
Aircraft rentals	2,586	21,956	(19,370)	(88.2)%
Other operating expenses	140,715	140,192	523	0.4%
Total operating expenses	$1,451,586	$1,390,318	$61,268	4.4%

Salaries, wages and benefits. The $48.4 million, or 7.4%, increase in salaries, wages and benefits was primarily due to an increase in direct labor costs that resulted from the higher number of flights we operated during the six months ended June 30, 2024, compared to the six months ended June 30, 2023.

Aircraft maintenance, materials and repairs. The $24.0 million, or 7.9%, increase in aircraft maintenance expense was primarily due to higher flight volume, which increased maintenance activity, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023.

Depreciation and amortization. The $1.4 million, or 0.7%, increase in depreciation and amortization expense was primarily due to an increase in depreciation expense due to the acquisition of two new E175 aircraft and spare engines since June 30, 2023.

Aircraft fuel. The $3.2 million, or 8.3%, increase in fuel cost was primarily due to an increase in the number of flights we operated under our prorate agreements and SWC and the corresponding increase in gallons of fuel we purchased, offset by a decrease in our average fuel cost per gallon from $3.65 for the six months ended June 30, 2023, to $3.42 for the six months ended June 30, 2024. We purchase and incur expense for all fuel on flights operated under our prorate agreements and SWC. All fuel costs incurred under our capacity purchase agreements are either purchased directly by our major airline partner, or if purchased by us, we record the direct reimbursement as a reduction to our fuel expense. The following table summarizes the gallons of fuel we purchased under our prorate agreements and SWC, for the periods indicated:

	For the six months ended June 30,
(in thousands)	2024	2023	% Change
Fuel gallons purchased	12,440	10,766	15.5%
Fuel expense	$42,492	$39,243	8.3%

Airport-related expenses. Airport-related expenses include airport-related customer service costs such as outsourced airport gate and ramp agent services, airport security fees, passenger interruption costs, deicing, landing fees and station rents. For clarity, our employee airport customer service labor costs are reflected in salaries, wages and benefits and customer service labor costs we outsource to third parties are included in airport-related expenses. The $3.2 million, or 9.0%, increase in airport-related expenses for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, was primarily due to an increase in subcontracted airport services and landing fees as a result of an increase in the number of flights we operated under our prorate agreements.

Aircraft rentals. The $19.4 million, or 88.2%, decrease in aircraft rentals was primarily related to a decrease in our leased aircraft since the six months ended June 30, 2023. During 2023, we acquired 26 CRJ700 aircraft, eight CRJ200 aircraft and one CRJ900 aircraft under early lease buyouts.

Other operating expenses. Other operating expenses primarily consist of property taxes, hull and liability insurance, simulator costs, crew per diem and crew hotel costs. The $0.5 million, or 0.4%, increase was primarily related to an increase in other operating costs as a result of the higher number of flights we operated during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, such as crew per diem and crew hotel costs, offset by the timing of training events and other non-direct operating expenses for the six months ended June 30, 2023, compared to the six months ended June 30, 2024.

Summary of interest expense, interest income, other income (loss), net and provision for income taxes

Interest Expense. The $8.5 million, or 12.7%, decrease in interest expense was primarily related to a decrease in outstanding debt. At June 30, 2024 we had $2.8 billion of outstanding debt, compared to $3.2 billion at June 30, 2023.

Interest income. Interest income increased $3.1 million, from $20.5 million for the six months ended June 30, 2023, to $23.6 million for the six months ended June 30, 2024. The increase in interest income was primarily related to an increase in average interest rates attributed to our marketable securities for the six months ended June 30, 2024, compared to the six months ended June 30, 2023.

Other income (loss), net. Other income (loss), net decreased $12.9 million during the six months ended June 30, 2024, compared to the six months ended June 30, 2023. Other income (loss), net primarily consists of the unrealized and realized gains and losses on our investments in other companies, income or loss related to our equity method investments and gains or losses on the sale of assets. The decrease in other income (loss), net was primarily a result of a decrease in the fair value of our investments in other companies for the six months ended June 30, 2024, compared to the six months ended June 30, 2023.

Provision (benefit) for income taxes. For the six months ended June 30, 2024 and 2023, our effective income tax rates were 25.5% and 21.6%, respectively, which included the statutory federal income tax rate of 21% and other reconciling income tax items, including state income taxes, the impact of non-deductible expenses and a discrete tax benefit or expense on employee equity transactions. The increase in the effective tax rate primarily related to the impact of non-deductible expenses relative to the pre-tax earnings for the six months ended June 30, 2024, compared to pre-tax loss for the six months ended June 30, 2023, and the impact of a discrete tax benefit from excess tax deductions generated from employee equity transactions that occurred during the six months ended June 30, 2024, compared to a discrete tax expense from excess tax deductions generated from employee equity transactions that occurred during the six months ended June 30, 2023.

Net income. Primarily due to the factors described above, we generated net income of $135.9 million, or $3.28 per diluted share, for the six months ended June 30, 2024, compared to a net loss of $6.7 million, or $0.14 loss per share, for the six months ended June 30, 2023.

Our Business Segments

Three Months Ended June 30, 2024 and 2023

For the three months ended June 30, 2024, we had two reportable segments, which were the basis of our internal financial reporting: (1) the operations of SkyWest Airlines and SWC and (2) SkyWest Leasing activities. Our segment disclosure relates to components of our business for which separate financial information is available to, and regularly evaluated by, our chief operating decision maker.

	For the three months ended June 30,
	(dollar amounts in thousands)
	2024	2023	$ Change	% Change
Operating Revenues:
SkyWest Airlines and SWC	$711,784	$586,476	$125,308	21.4%
SkyWest Leasing	155,334	139,167	16,167	11.6%
Total Operating Revenues	867,118	725,643	141,475	19.5%
Operating Expenses and Interest Expense:
SkyWest Airlines and SWC	681,357	629,185	52,172	8.3%
SkyWest Leasing	95,087	98,316	(3,229)	(3.3)%
Total Operating Expenses and Interest Expense (1)	776,444	727,501	48,943	6.7%
Segment profit (loss):
SkyWest Airlines and SWC	30,427	(42,709)	73,136	(171.2)%
SkyWest Leasing	60,247	40,851	19,396	47.5%
Total Segment Profit (Loss)	90,674	(1,858)	92,532	(4,980.2)%
Interest Income	12,040	10,494	1,546	14.7%
Other Income (Loss), net	(548)	9,001	(9,549)	(106.1)%
Consolidated Income Before Taxes	$102,166	$17,637	$84,529	479.3%
(1)	We include interest expense in our segment profit (loss) given our interest expense is primarily attributed to debt associated with financing aircraft under our capacity purchase agreements and revenue earned under our capacity purchase agreements is intended to compensate us for our aircraft ownership costs, including interest expense.

SkyWest Airlines and SWC Segment Profit (Loss). SkyWest Airlines and SWC segment profit was $30.4 million for the three months ended June 30, 2024, compared to a segment loss of $42.7 million for the three months ended June 30, 2023.

SkyWest Airlines and SWC block hour production increased to 317,462, or 12.3%, for the three months ended June 30, 2024, from 282,617 for the three months ended June 30, 2023, primarily due to improvements in the number of available captains, which allowed for a higher scheduled utilization of our aircraft. Significant items contributing to the SkyWest Airlines and SWC segment profit for the three months ended June 30, 2024 are set forth below.

SkyWest Airlines and SWC operating revenues increased $125.3 million, or 21.4%, from the three months ended June 30, 2023, to the three months ended June 30, 2024. SkyWest Airlines recognizes revenue attributed to flight operations received as fixed monthly payments per aircraft proportionate to the number of block hours completed during each reporting period, relative to the estimated number of block hours we anticipate completing over the remaining contract term. During the three months ended June 30, 2024, SkyWest Airlines recognized $5.0 million of previously deferred revenue, net of unbilled revenue, related to fixed monthly payments we received associated with our flight operations revenues, compared to deferring $40.7 million of revenue, net of unbilled revenue, related to fixed monthly payments received associated with our flight operations revenues during the three months ended June 30, 2023. Additionally, the increase in SkyWest Airlines and SWC operating revenues was attributed to an increase in block hour production during the three months ended June 30, 2024, compared to the three months ended June 30, 2023.

SkyWest Airlines and SWC operating expenses and interest expense increased $52.2 million, or 8.3%, from the three months ended June 30, 2023, to the three months ended June 30, 2024, due to the following primary factors:

●	SkyWest Airlines and SWC’s salaries, wages and benefits expense increased $32.6 million, or 10.1%, primarily due to an increase in direct labor costs that resulted from the higher number of flights we operated during the three months ended June 30, 2024, compared to the three months ended June 30, 2023.
●	SkyWest Airlines and SWC’s aircraft maintenance, materials and repairs expense increased $17.4 million, or 11.0%, primarily due to higher flight volume, which increased the maintenance activity, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023.
●	SkyWest Airlines and SWC’s depreciation and amortization expense decreased by $1.0 million, or 2.5%, primarily due to certain CRJ aircraft and engines that were depreciated to their estimated residual value since June 30, 2023.
●	SkyWest Airlines and SWC’s fuel expense increased $3.0 million, or 16.7%, due to an increase in the number of flights we operated under our prorate agreements and SWC and the corresponding increase in gallons of fuel we purchased combined with an increase in our average fuel cost per gallon from $3.30 for the three months ended June 30, 2023, to $3.32 for the three months ended June 30, 2024.
●	SkyWest Airlines and SWC’s remaining airline expense increased $0.2 million, or 0.2%, primarily related to an increase in other operating costs as a result of the higher number of flights we operated during the three months ended June 30, 2024, compared to the three months ended June 30, 2023, such as crew per diem and crew hotel costs, offset by the timing of training events and other non-direct operating expenses for the three months ended June 30, 2023, compared to the three months ended June 30, 2024.

SkyWest Leasing Segment Profit. SkyWest Leasing profit increased $19.4 million, or 47.5%, during the three months ended June 30, 2024, compared to the three months ended June 30, 2023. For the three months ended June 30, 2024, SkyWest Leasing recognized $0.5 million of previously deferred lease revenue, compared to deferring $19.5 million of lease revenue on the fixed monthly lease payments received for the three months ended June 30, 2023, under the straight-line basis. Additionally, SkyWest Leasing profit increased due to additional lease revenue from the E175 aircraft placed under contract since June 30, 2023, and a decrease in interest expense as a result of a lower outstanding debt balance for the three months ended June 30, 2024, compared to the three months ended June 30, 2023.

Six Months Ended June 30, 2024 and 2023

For the six months ended June 30, 2024, we had two reportable segments, which were the basis of our internal financial reporting: (1) the operations of SkyWest Airlines and SWC and (2) SkyWest Leasing activities. Our segment disclosure relates to components of our business for which separate financial information is available to, and regularly evaluated by, our chief operating decision maker.

	For the six months ended June 30,
	(dollar amounts in thousands)
	2024	2023	$ Change	% Change
Operating Revenues:
SkyWest Airlines and SWC	$1,358,593	$1,154,649	$203,944	17.7%
SkyWest Leasing	312,139	262,825	49,314	18.8%
Total Operating Revenues	1,670,732	1,417,474	253,258	17.9%
Operating Expenses and Interest Expense:
SkyWest Airlines and SWC	1,326,196	1,266,639	59,557	4.7%
SkyWest Leasing	184,185	191,017	(6,832)	(3.6)%
Total Operating Expenses and Interest Expense (1)	1,510,381	1,457,656	52,725	3.6%
Segment profit (loss):
SkyWest Airlines and SWC	32,397	(111,990)	144,387	(128.9)%
SkyWest Leasing	127,954	71,808	56,146	78.2%
Total Segment Profit (Loss)	160,351	(40,182)	200,533	(499.1)%
Interest Income	23,666	20,527	3,139	15.3%
Other Income (Loss), net	(1,676)	11,175	(12,851)	(115.0)%
Consolidated Income (Loss) Before Taxes	$182,341	$(8,480)	$190,821	(2,250.2)%
(1)	We include interest expense in our segment profit (loss) given our interest expense is primarily attributed to debt associated with financing aircraft under our capacity purchase agreements and revenue earned under our capacity purchase agreements is intended to compensate us for our aircraft ownership costs, including interest expense.

SkyWest Airlines and SWC Segment Profit (Loss). SkyWest Airlines and SWC segment profit was $32.4 million for the six months ended June 30, 2024, compared to a segment loss of $112.0 million for the six months ended June 30, 2023.

SkyWest Airlines and SWC block hour production increased to 607,263, or 8.7%, for the six months ended June 30, 2024, from 558,859 for the six months ended June 30, 2023, primarily due to improvements in the number of available captains, which allowed for a higher scheduled utilization of our aircraft. Significant items contributing to the SkyWest Airlines and SWC segment profit for the six months ended June 30, 2024 are set forth below.

SkyWest Airlines and SWC operating revenues increased $203.9 million, or 17.7%, from the six months ended June 30, 2023, to the six months ended June 30, 2024. SkyWest Airlines recognizes revenue attributed to flight operations received as fixed monthly payments per aircraft proportionate to the number of block hours completed during each reporting period, relative to the estimated number of block hours we anticipate completing over the remaining contract term. During the six months ended June 30, 2024, SkyWest Airlines recognized $5.4 million of previously deferred revenue, net of unbilled revenue, related to fixed monthly payments we received associated with our flight operations revenues, compared to deferring $83.4 million of revenue, net of unbilled revenue, related to fixed monthly payments received associated with our flight operations revenues during the six months ended June 30, 2023. Additionally, the increase in SkyWest Airlines and SWC operating revenues was attributed to an increase in block hour production during the six months ended June 30, 2024, compared to the six months ended June 30, 2023.

SkyWest Airlines and SWC operating expenses and interest expense increased $59.6 million, or 4.7%, from the six months ended June 30, 2023, to the six months ended June 30, 2024, due to the following primary factors:

●	SkyWest Airlines and SWC’s salaries, wages and benefits expense increased $48.4 million, or 7.4%, primarily due to an increase in direct labor costs that resulted from the higher number of flights we operated during the six months ended June 30, 2024, compared to the six months ended June 30, 2023.
●	SkyWest Airlines and SWC’s aircraft maintenance, materials and repairs expense increased $20.7 million, or 7.0%, primarily due to higher flight volume, which increased the maintenance activity, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023.

●	SkyWest Airlines and SWC’s depreciation and amortization expense decreased by $3.1 million, or 4.1%, primarily due to certain CRJ aircraft and engines that were depreciated to their estimated residual value since June 30, 2023.
●	SkyWest Airlines and SWC’s fuel expense increased $3.2 million, or 8.3%, due to an increase in the number of flights we operated under our prorate agreements and SWC and the corresponding increase in gallons of fuel we purchased, offset by a decrease in our average fuel cost per gallon from $3.65 for the six months ended June 30, 2023, to $3.42 for the six months ended June 30, 2024.
●	SkyWest Airlines and SWC’s remaining airline expense decreased $9.6 million, or 4.8%, primarily related to a decrease in aircraft rent expense due to the early lease buyouts of 35 CRJ aircraft in 2023, offset by an increase in other operating costs as a result of the higher number of flights we operated during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, such as crew per diem and crew hotel costs.

SkyWest Leasing Segment Profit. SkyWest Leasing profit increased $56.1 million, or 78.2%, during the six months ended June 30, 2024, compared to the six months ended June 30, 2023. For the six months ended June 30, 2024, SkyWest Leasing recognized $1.0 million of previously deferred lease revenue, compared to deferring $40.0 million of lease revenue on the fixed monthly lease payments received for the six months ended June 30, 2023, under the straight-line basis. Additionally, SkyWest Leasing profit increased due to additional lease revenue from the E175 aircraft placed under contract since June 30, 2023, a decrease in interest expense as a result of a lower outstanding debt balance for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, and a gain related to reclassifying assets held for sale as held and used during the six months ended June 30, 2024.

Liquidity and Capital Resources

As of June 30, 2024, we had $834.3 million in cash and cash equivalents and marketable securities. As of June 30, 2024, we had $75.1 million available for borrowings under our line of credit. Given our available liquidity as of June 30, 2024, we believe the working capital currently available to us will be sufficient to meet our present financial requirements, including planned capital expenditures, scheduled lease payments and debt service obligations for at least the next 12 months.

Our total cash and marketable securities decreased from $835.2 million as of December 31, 2023 to $834.3 million as of June 30, 2024, or by $1.0 million. At June 30, 2024, our total capital mix was 49.4% equity and 50.6% long-term debt, compared to 45.2% equity and 54.8% long-term debt at December 31, 2023. During the six months ended June 30, 2024, we repurchased 313,381 shares of our common stock for $22.1 million under share repurchase programs authorized by our Board of Directors.

As of June 30, 2024, and December 31, 2023, we had $45.0 million and $49.1 million, respectively, in letters of credit and surety bonds outstanding with various banks and surety institutions. We had no restricted cash as of June 30, 2024, and December 31, 2023.

Sources and Uses of Cash

Cash Position and Liquidity. The following table provides a summary of the net cash provided by (used in) our operating, investing and financing activities for the six months ended June 30, 2024 and 2023, and our total cash and marketable securities positions as of June 30, 2024, and December 31, 2023 (in thousands):

	For the six months ended June 30,
	2024	2023	$ Change	% Change
Net cash provided by operating activities	$322,962	$333,023	$(10,061)	(3.0)%
Net cash provided by (used in) investing activities	(75,993)	69,991	(145,984)	(208.6)%
Net cash used in financing activities	(253,486)	(391,565)	138,079	(35.3)%

	June 30,	December 31,
	2024	2023	$ Change	% Change
Cash and cash equivalents	$141,760	$148,277	$(6,517)	(4.4)%
Marketable securities	692,509	686,946	5,563	0.8%
Total	$834,269	$835,223	$(954)	(0.1)%

Cash Flows provided by Operating Activities

Our cash flows provided by operating activities was $323.0 million for the six months ended June 30, 2024, compared to $333.0 million for the six months ended June 30, 2023. Our operating cash flows are typically impacted by various factors including our net income, adjusted for non-cash expenses and gains such as depreciation expense, stock-based compensation expense and gains or losses on the disposal of assets; and timing of cash payments and cash receipts attributed to our various current asset and liability accounts, such as accounts receivable, inventory, accounts payable, accrued liabilities, deferred revenue and unbilled revenue.

The decrease in our cash flow from operations for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, was primarily due to the timing of cash payments on our current liability accounts and a decrease in cash received in excess of revenue recognized for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, offset by the increase in net income, adjusted for non-cash items, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023.

Cash Flows provided by (used in) Investing Activities

Our cash flows used in investing activities was $76.0 million for the six months ended June 30, 2024, compared to cash flows provided by investing activities of $70.0 million for the six months ended June 30, 2023. Our investing cash flows are typically impacted by various factors including our capital expenditures, such as the acquisition of aircraft and spare engines; deposit payments and refunds of previously made deposits on new aircraft; purchase and sales of marketable securities; proceeds from the sale of assets; and timing of cash payments and cash receipts attributed to our various long-term asset and long-term liability accounts.

Excluding the purchase and sale of marketable securities, which results in the transfer of dollars between our investments in marketable securities and our cash accounts, our cash used in investing activities decreased from $129.3 million for the six months ended June 30, 2024, to $69.6 million for the six months ended June 30, 2023. The decrease in cash used in investing activities was primarily due to a decrease of $75.7 million in the acquisition of property and equipment for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, due to the early lease buyouts we executed during the six months ended June 30, 2023. This was offset by an increase in our cash used to acquire other long-term assets, including our investment in Contour, for the six months ended June 30, 2024.

Cash Flows provided by (used in) Financing Activities

Our cash flows used in financing activities was $253.5 million for the six months ended June 30, 2024, compared to cash used in financing activities of $391.6 million for the six months ended June 30, 2023. Our financing cash flows are typically impacted by various factors including proceeds from issuance of debt, principal payments on debt obligations, repurchases of our common stock and payment of cash dividends.

The $138.1 million decrease in cash used for financing activities for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, was primarily due to a decrease of $173.8 million in cash used to purchase treasury stock, offset by a decrease of $25.0 million in proceeds from the issuance of long-term debt during the six months ended June 30, 2024, compared to the six months ended June 30, 2023.

Significant Commitments and Obligations

General

See Note 7, "Leases, Commitments and Contingencies," to the condensed consolidated financial statements for our commitments and obligations for each of the next five years and thereafter.

Purchase Commitments and Options

As of June 30, 2024, we had a firm purchase commitment for 21 new E175 aircraft from Embraer with delivery dates anticipated into 2026.

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

Aircraft Lease and Facility Obligations

We also have long-term lease obligations, primarily relating to our facilities, aircraft and engines. Excluding aircraft financed by our major airline partners that we operate for them under contract, we had eight aircraft under lease with remaining terms ranging from five years to six years as of June 30, 2024. Future minimum lease payments due under all long-term operating leases were approximately $123.4 million at June 30, 2024. Assuming a 6.2% discount rate, which is the average incremental borrowing rate we anticipate we would have incurred on debt obtained over a similar term to acquire these assets, the present value of these lease obligations would have been equal to approximately $82.4 million at June 30, 2024.

Long-term Debt Obligations

As of June 30, 2024, we had $2.8 billion of long-term debt, which consisted of $2.6 billion of debt used to finance aircraft and spare engines and $200.6 million of unsecured debt payable to U.S. Department of the Treasury. The average effective interest rate on our debt was approximately 4.1% at June 30, 2024.

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

We have guaranteed $26.2 million in promissory notes of third parties in event the third parties default on their payments. The third parties’ loans are secured by aircraft and engines.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

In the past, we have not experienced sustained material difficulties with fuel availability, and we currently expect to be able to obtain fuel at prevailing prices in quantities sufficient to meet our future needs. Pursuant to our contract flying arrangements, United, Delta, American and Alaska have agreed to bear the economic risk of fuel price fluctuations on our contracted flights. We bear the economic risk of fuel price fluctuations on our prorate and SWC operations. For the six months ended June 30, 2024, approximately 12.9% of our total flying agreements revenue was derived from prorate agreements and SWC. For the six months ended June 30, 2024, the average price per gallon of aircraft fuel was $3.42. For illustrative purposes only, we have estimated the impact of the market risk of fuel price fluctuations on our prorate and SWC operations using a hypothetical increase of 25% in the price per gallon we purchase. Based on this hypothetical assumption, we would have incurred an additional $10.6 million in fuel expense for the six months ended June 30, 2024.

Interest Rates

As of June 30, 2024, our long-term debt had fixed interest rates. We currently intend to finance the acquisition of aircraft through manufacturer financing or long-term borrowings. Changes in interest rates may impact our actual cost to acquire future aircraft. To the extent we place new aircraft in service under our capacity purchase agreements with United, Delta, American, Alaska or other carriers, our capacity purchase agreements currently provide that reimbursement rates will be adjusted to reflect the interest rates effective at the closing of the respective aircraft financing. A hypothetical 50 basis point change in market interest rates would not have a material effect on our financial results.

Labor and Inflation Risk

The global economy has experienced, and continues to experience high rates of inflation. We cannot predict how long these inflationary pressures will continue, or how they may change over time, but we expect to see continued impacts on the global economy and our Company.

As a result, our costs have become, and we expect they will continue to be, subject to significant inflationary pressures, and we may not be able to fully offset such higher costs through price increases under our capacity purchase agreements. Salaries, wages and benefits expense represented 48.6% of our total operating expense for the six months ended June 30, 2024. For illustrative purposes, a hypothetical increase of 25% to our salaries, wages and benefits during the six months ended June 30, 2024, would have increased our operating expenses by approximately $176.5 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2024, those controls and procedures were effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

During the six months ended June 30, 2024, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities. As of June 30, 2024, our management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on our financial position, liquidity or results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has adopted stock repurchase programs which authorize us to repurchase shares of our common stock in the public market or in private transactions, from time to time, at prevailing prices. Our current stock repurchase program was authorized in May 2023 for the repurchase of up to $250.0 million of our common stock. The following table summarizes the repurchases under our stock purchase program during the three months ended June 30, 2024:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in Thousands)
April 1, 2024 - April 30, 2024	14,312	$69.87	14,312	$81,172
May 1, 2024 - May 31, 2024	150,212	$75.39	150,212	$69,848
June 1, 2024 - June 30, 2024	12,596	$79.38	12,596	$68,848
Total	177,120	$75.23	177,120	$68,848
(1)	In May 2023, our Board of Directors approved a stock purchase program, which superseded our prior repurchase program and authorized us to repurchase up to $250.0 million of our common stock. Purchases are made at management’s discretion based on market conditions and financial resources. As of June 30, 2024, we had repurchased 4,562,542 shares of our common stock for $181.2 million and had $68.8 million remaining availability under the May 2023 authorization.

ITEM 5.  OTHER INFORMATION

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

10.1	SkyWest, Inc. 2019 Long-Term Incentive Plan
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer
32.2	Certification of Chief Financial Officer
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, to be signed on its behalf by the undersigned, thereunto duly authorized, on July 26, 2024.

SKYWEST, INC.

By	/s/ Robert J. Simmons
Robert J. Simmons
Chief Financial Officer