Form 10-Q
period 2024-09-30
SKYWEST INC
filed 2024-11-01
CIK 793733

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 25, 2024
Common stock, no par value	40,327,811

SKYWEST, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

ASSETS

	September 30,	December 31,
	2024	2023
CURRENT ASSETS:
Cash and cash equivalents	$177,609	$148,277
Marketable securities	658,433	686,946
Receivables, net	111,199	82,854
Inventories, net	136,480	127,114
Other current assets	50,496	86,705
Total current assets	1,134,217	1,131,896

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	8,462,449	8,323,107
Deposits on aircraft	71,457	77,282
Buildings and ground equipment	343,870	282,398
Total property and equipment, gross	8,877,776	8,682,787
Less-accumulated depreciation and amortization	(3,460,508)	(3,199,820)
Total property and equipment, net	5,417,268	5,482,967

OTHER ASSETS:
Operating lease right-of-use assets	85,303	86,727
Long-term receivables and other assets	319,812	324,703
Total other assets	405,115	411,430
Total assets	$6,956,600	$7,026,293

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2024	2023
CURRENT LIABILITIES:
Current maturities of long-term debt	$496,789	$443,869
Accounts payable	460,276	470,251
Accrued salaries, wages and benefits	211,149	194,881
Current maturities of operating lease liabilities	18,496	19,335
Taxes other than income taxes	26,660	26,077
Other current liabilities	100,804	99,879
Total current liabilities	1,314,174	1,254,292

LONG-TERM DEBT, net of current maturities	2,196,548	2,562,183

DEFERRED INCOME TAXES PAYABLE	751,983	687,600

NONCURRENT OPERATING LEASE LIABILITIES	66,807	67,392

OTHER LONG-TERM LIABILITIES	315,591	341,324

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 83,601,235 and 82,840,372 shares issued as of September 30, 2024, and December 31, 2023, respectively	772,320	754,362
Retained earnings	2,496,796	2,271,211
Treasury stock, at cost, 43,262,997 and 42,615,347 shares as of September 30, 2024, and December 31, 2023, respectively	(957,994)	(912,396)
Accumulated other comprehensive income	375	325
Total stockholders’ equity	2,311,497	2,113,502
Total liabilities and stockholders’ equity	$6,956,600	$7,026,293

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(Dollars and Shares in Thousands, Except per Share Amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
OPERATING REVENUES:
Flying agreements	$883,494	$741,898	$2,499,953	$2,106,130
Lease, airport services and other	29,292	24,273	83,565	77,515
Total operating revenues	912,786	766,171	2,583,518	2,183,645
OPERATING EXPENSES:
Salaries, wages and benefits	377,435	333,017	1,083,439	990,659
Aircraft maintenance, materials and repairs	181,652	178,465	510,334	483,182
Depreciation and amortization	96,662	96,560	289,346	287,878
Aircraft fuel	22,724	23,330	65,216	62,573
Airport-related expenses	22,642	18,398	61,065	53,648
Aircraft rentals	1,339	2,099	3,925	24,055
Other operating expenses	78,897	65,011	219,612	205,203
Total operating expenses	781,351	716,880	2,232,937	2,107,198
OPERATING INCOME	131,435	49,291	350,581	76,447
OTHER INCOME (EXPENSE):
Interest income	12,460	11,234	36,126	31,761
Interest expense	(27,808)	(32,543)	(86,603)	(99,881)
Other income (loss), net	109	(3,631)	(1,567)	7,544
Total other expense, net	(15,239)	(24,940)	(52,044)	(60,576)
INCOME BEFORE INCOME TAXES	116,196	24,351	298,537	15,871
PROVISION (BENEFIT) FOR INCOME TAXES	26,487	873	72,952	(955)
NET INCOME	$89,709	$23,478	$225,585	$16,826

BASIC EARNINGS PER SHARE	$2.23	$0.56	$5.61	$0.37
DILUTED EARNINGS PER SHARE	$2.16	$0.55	$5.44	$0.37
Weighted average common shares:
Basic	40,253	41,826	40,244	45,018
Diluted	41,561	42,580	41,495	45,540

COMPREHENSIVE INCOME:
Net income	$89,709	$23,478	$225,585	$16,826
Net unrealized appreciation on marketable securities, net of taxes	883	624	50	3,618
TOTAL COMPREHENSIVE INCOME	$90,592	$24,102	$225,635	$20,444

See accompanying notes to condensed consolidated financial statements

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

(UNAUDITED)

(In Thousands)

						Accumulated
						Other
	Common Stock		Retained	Treasury Stock		Comprehensive
	Shares	Amount	Earnings	Shares	Amount	Income (Loss)	Total
Balance at December 31, 2023	82,840	$754,362	$2,271,211	(42,615)	$(912,396)	$325	$2,113,502
Net income	—	—	60,298	—	—	—	60,298
Stock awards	269	—	—	—	—	—	—
Employee income tax paid on stock awards	—	—	—	(117)	(6,930)	—	(6,930)
Sale of common stock under employee stock purchase plan	29	1,446	—	—	—	—	1,446
Stock based compensation expense	—	5,510	—	—	—	—	5,510
Treasury stock purchases	—	—	—	(136)	(8,750)	—	(8,750)
Net unrealized depreciation on marketable securities, net of tax of $56	—	—	—	—	—	(173)	(173)
Balance at March 31, 2024	83,138	$761,318	$2,331,509	(42,868)	$(928,076)	$152	$2,164,903
Net income	—	—	75,578	—	—	—	75,578
Stock awards	1	—	—	—	—	—	—
Stock based compensation expense	—	4,812	—	—	—	—	4,812
Treasury stock purchases	—	—	—	(177)	(13,453)	—	(13,453)
Net unrealized depreciation on marketable securities, net of tax of $212	—	—	—	—	—	(660)	(660)
Balance at June 30, 2024	83,139	$766,130	$2,407,087	(43,045)	$(941,529)	$(508)	$2,231,180
Net income	—	—	89,709	—	—	—	89,709
Sale of common stock under employee stock purchase plan	18	1,418	—	—	—	—	1,418
Issuance of common stock upon warrant exercise, net	444	—	—	—	—	—	—
Stock based compensation expense	—	4,772	—	—	—	—	4,772
Treasury stock purchases	—	—	—	(218)	(16,465)	—	(16,465)
Net unrealized appreciation on marketable securities, net of tax of $283	—	—	—	—	—	883	883
Balance at September 30, 2024	83,601	$772,320	$2,496,796	(43,263)	$(957,994)	$375	$2,311,497

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

SKYWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands)

	Nine months ended
	September 30,
	2024	2023
NET CASH PROVIDED BY OPERATING ACTIVITIES	$506,565	$511,907

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(1,212,208)	(982,331)
Sales of marketable securities	1,240,771	1,236,009
Acquisition of property and equipment:
Aircraft and rotable spare parts	(131,880)	(151,600)
Buildings and ground equipment	(21,685)	(13,978)
Proceeds from the sale of property and equipment	4,117	6,574
Deposits on aircraft	—	(55,528)
Aircraft deposits applied towards acquired aircraft	5,825	—
Decrease (increase) in other assets	(3,941)	21,857
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(119,001)	61,003

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	23,059	25,000
Principal payments on long-term debt	(338,221)	(331,183)
Payment of debt issuance cost	(336)	(108)
Net proceeds from issuance of common stock	2,864	2,811
Employee income tax paid on vested equity awards	(6,930)	(585)
Purchase of treasury stock and excise tax	(38,668)	(246,499)
NET CASH USED IN FINANCING ACTIVITIES	(358,232)	(550,564)

Increase in cash and cash equivalents	29,332	22,346
Cash and cash equivalents at beginning of period	148,277	102,984
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$177,609	$125,330

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Acquisition of property and equipment	$15,979	$16,614
Derecognition of right of use assets	$—	$(39,247)
Derecognition of operating lease liabilities	$—	$39,247
Cash paid during the period for:
Interest, net of capitalized amounts	$87,072	$98,196
Income taxes	$14,930	$9,184

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated financial statements of SkyWest, Inc. (“SkyWest” or the “Company”), its operating subsidiary SkyWest Airlines, Inc. (“SkyWest Airlines”), its leasing subsidiary SkyWest Leasing, Inc. (“SkyWest Leasing”) and its charter service subsidiary SkyWest Charter, LLC (“SWC”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for the three and nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

(2) Operating Revenues

The Company recognizes revenue under its flying agreements and under its lease, airport services and other service agreements when the service is provided under the applicable agreement. Under the Company’s fixed-fee arrangements (referred to as “capacity purchase” agreements) with United Airlines, Inc. (“United”), Delta Air Lines, Inc. (“Delta”), American Airlines, Inc. (“American”) and Alaska Airlines, Inc. (“Alaska”) (each, a “major airline partner”), the major airline partner generally pays the Company a fixed-fee for each departure, flight hour (measured from takeoff to landing, excluding taxi time) or block hour (measured from takeoff to landing, including taxi time) incurred, and an amount per aircraft in service each month, with additional incentives based on flight completion, on-time performance or other performance metrics. The major airline partner also directly pays for or reimburses the Company for certain direct expenses incurred under the capacity purchase agreement, such as fuel, airport landing fees and airport rents. Under the capacity purchase agreements, the Company’s performance obligation is met when each flight is completed, measured in completed block hours, and is reflected in flying agreements revenue. The transaction price for the capacity purchase agreements is determined from the fixed-fee consideration, incentive consideration and directly reimbursed expenses earned as flights are completed over the agreement term. For the nine months ended September 30, 2024 and 2023, capacity purchase agreements represented approximately 86.8% and 87.2% of the Company’s flying agreements revenue, respectively.

Under the Company’s “prorate” agreements, the major airline partner and the Company negotiate a passenger fare proration formula, pursuant to which the Company receives a percentage of the ticket revenues for those passengers traveling for one portion of their trip on a Company airline and the other portion of their trip on the major airline partner. Under the Company’s prorate flying agreements, the performance obligation is met and revenue is recognized when each flight is completed based upon the portion of the prorate passenger fare the Company determines that it will receive for each completed flight. The transaction price for the prorate agreements is determined from the proration formula derived from each passenger ticket amount on each completed flight over the agreement term. Certain routes under the Company’s prorate agreements are subsidized by the U.S. Department of Transportation under the Essential Air Service (“EAS”) program, a program created to ensure small communities in the United States maintain a minimum level of scheduled air service. The EAS contracts are generally two years in duration and the Company recognizes EAS revenue on a per-completed-flight basis pursuant to the terms of each contract. Under the Company’s charter operations, SWC, the Company negotiates a fare for the charter flight with the customer. The performance obligation is met and revenue is recognized upon completion of the flight. For the nine months ended September 30, 2024 and 2023, prorate flying agreements and SWC revenue represented approximately 13.2% and 12.8% of the Company’s flying agreements revenue, respectively.

The following table represents the Company’s flying agreements revenue by type for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Capacity purchase agreements flight operations revenue (non-lease component)	$624,342	$511,929	$1,763,629	$1,479,987
Capacity purchase agreements fixed aircraft lease revenue	75,084	73,794	225,374	222,316
Capacity purchase agreements variable aircraft lease revenue	61,308	46,495	180,035	134,584
Prorate agreements and SWC revenue	122,760	109,680	330,915	269,243
Flying agreements revenue	$883,494	$741,898	$2,499,953	$2,106,130

The Company allocates the total consideration received under its capacity purchase agreements between lease and non-lease components based on stand-alone selling prices. A portion of the Company’s compensation under its capacity purchase agreements relates to operating the aircraft, identified as the non-lease component of the capacity purchase agreement. The Company recognizes revenue attributed to the non-lease component received as fixed-fees for each departure, flight hour or block hour on an as-completed basis for each reporting period. The Company recognizes revenue attributed to the non-lease component received as fixed monthly payments per aircraft proportionate to the number of block hours completed during each reporting period, relative to the estimated number of block hours the Company anticipates completing over the remaining contract term. Accordingly, the Company’s revenue recognition will likely vary from the timing of cash receipts under the Company’s capacity purchase agreements. The Company refers to cash received under its capacity purchase agreements prior to recognizing revenue as “deferred revenue,” and the Company refers to revenue recognized prior to billing its major airline partners under its capacity purchase agreements as “unbilled revenue” for each reporting period. During the nine months ended September 30, 2024, the Company recognized $24.5 million of previously deferred revenue associated with the non-lease fixed monthly payments under certain agreements and decreased unbilled revenue by $0.9 million under certain other agreements, compared to deferring revenue of $111.9 million and decreasing unbilled revenue by $8.7 million during the nine months ended September 30, 2023.

A portion of the Company’s compensation under its capacity purchase agreements is designed to reimburse the Company for certain aircraft ownership costs. The consideration for aircraft ownership costs varies by agreement but is intended to cover either the Company’s aircraft principal and interest debt service costs, its aircraft depreciation and interest expense or its aircraft lease expense costs while the aircraft is under contract. The consideration received for the use of the aircraft under the Company’s capacity purchase agreements is accounted for as lease revenue, inasmuch as the agreements identify the “right of use” of a specific type and number of aircraft over a stated period of time. The lease revenue associated with the Company’s capacity purchase agreements is accounted for as an operating lease and is reflected as flying agreements revenue on the Company’s consolidated statements of comprehensive income. The Company recognizes fixed monthly lease payments as lease revenue using the straight-line basis over the capacity purchase agreement term and variable lease payments in the period when the block hours are completed. The Company recognized $1.5 million of previously deferred lease revenue during the nine months ended September 30, 2024, whereas the Company deferred recognizing lease revenue of $59.3 million during the nine months ended September 30, 2023, under the straight-line basis. The Company has not separately stated aircraft rental income and aircraft rental expense in the consolidated statement of comprehensive income because the use of the aircraft is not a separate activity of the total service provided under the capacity purchase agreements.

The Company’s total deferred revenue balance as of September 30, 2024 was $348.6 million, including $59.6 million in other current liabilities and $289.0 million in other long-term liabilities. The Company’s unbilled revenue balance was $6.4 million as of September 30, 2024, including $1.1 million in other current assets and $5.3 million in other long-term assets. The Company’s total deferred revenue balance was $374.6 million as of December 31, 2023, including $61.0 million in other current liabilities and $313.6 million in other long-term liabilities. The Company’s unbilled revenue balance was $7.3 million as of December 31, 2023, including $1.2 million in other current assets and $6.1 million in other long-term assets.

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

As of September 30, 2024, the Company had 484 aircraft in scheduled service or under contract pursuant to code-share agreements. The following table summarizes the significant provisions of each code-share agreement the Company has with each major airline partner through SkyWest Airlines:

United Express Agreements
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
United Express Agreements (capacity purchase agreement)	• E175 • CRJ700 • CRJ200	110 19 61	Individual aircraft have scheduled expiration dates from 2024 to 2029
United Express Prorate Agreement	• CRJ200	20*	Terminable with 120-days’ notice
Total under United Express Agreements		210

Delta Connection Agreements
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
Delta Connection Agreement (capacity purchase agreement)	• E175 • CRJ900 • CRJ700	86 35 5	Individual aircraft have scheduled expiration dates from 2025 to 2034

Delta Connection Prorate Agreement	• CRJ900 • CRJ700**	1* 14*	Terminable with 30-days’ notice
Total under Delta Connection Agreements		141

American Capacity Purchase Agreement
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
American Agreement (capacity purchase agreement)	• E175 • CRJ700	20 71	Individual aircraft have scheduled expiration dates from 2025 to 2032
Total under American Agreement		91

Alaska Capacity Purchase Agreement
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
Alaska Agreement (capacity purchase agreement)	• E175	42	Individual aircraft have scheduled expiration dates from 2030 to 2034
*	The Company’s prorate agreements are based on specific routes, not a specific aircraft count. The number of aircraft listed above for each prorate agreement approximates the number of aircraft the Company uses to serve the prorate routes.

** Includes CRJ550 aircraft, a 50-seat configuration of the CRJ700 aircraft.

In addition to the contractual arrangements described above, as of September 30, 2024, SkyWest Airlines reached agreements to place the following E175 aircraft under a capacity purchase agreement with the respective major airline partners:

	Q4 2024	2025	2026	Total
United Airlines	4	7	8	19
Alaska Airlines	—	1	—	1
Total	4	8	8	20

The Company also entered into multiple agreements with United in September and October 2024 to place a total of 40 used CRJ550s under multi-year contracts. Pursuant to these agreements, the Company is in the process of acquiring 11 used CRJ550s and will convert 29 of its CRJ700s to CRJ550s. The aircraft are anticipated to be placed into service between the fourth quarter of 2024 and the end of 2026. One of such CRJ550 aircraft was acquired during the three months ended September 30, 2024.

Final delivery and in-service dates for aircraft to be placed under contract are subject to change and may be adjusted based on various factors.

When an aircraft is scheduled for expiration from a capacity purchase agreement, the Company may, as practical under the circumstances, negotiate an extension with the respective major airline partner, negotiate the placement of the aircraft with another major airline partner, return the aircraft to the major airline partner when the aircraft is provided by the major airline partner, place owned aircraft for sale or pursue other uses for the aircraft. Other uses for the aircraft may include placing the aircraft in a prorate agreement, leasing the aircraft to a third party or disassembling aircraft components such as the engines and parts to be used as spare inventory.

Lease, airport services and other revenues primarily consist of revenue generated from aircraft and spare engines leased to third parties and from airport customer service agreements, such as gate and ramp agent services at various airports where the Company has been contracted by third parties to provide such services. The following table represents the Company’s lease, airport services and other revenues for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Operating lease revenue	$22,134	$16,091	$60,918	$49,442
Airport customer service and other revenue	7,158	8,182	22,647	28,073
Lease, airport services and other	$29,292	$24,273	$83,565	$77,515

The following table summarizes future minimum rental income under operating leases primarily related to leased aircraft and engines that had remaining non-cancelable lease terms as of September 30, 2024 (in thousands):

October 2024 through December 2024	$11,711
2025	42,248
2026	36,641
2027	36,626
2028	35,739
Thereafter	54,543
Total future minimum rental income under operating leases	$217,508

Of the Company’s $5.4 billion of net property and equipment as of September 30, 2024, $202.4 million of regional jet aircraft and spare engines were leased to third parties under operating leases. The Company’s mitigation strategy for the residual asset risks of these assets includes leasing aircraft and engine types that can be operated by the Company in the event of a default. Additionally, the operating leases typically have specified lease return condition requirements paid by the lessee to the Company and the Company typically maintains inspection rights under the leases.

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

Allowance for Credit Losses

The Company monitors publicly available credit ratings for entities for which the Company has a significant receivable balance. As of September 30, 2024, the Company had gross receivables of $112.9 million in current assets and gross receivables of $202.4 million in other long-term assets. The Company has established credit loss reserves based on publicly available historic default rates issued by a third party for companies with similar credit ratings, factoring in the term of the respective accounts receivable, notes receivable or guarantees. During the nine months ended September 30, 2024, there were no significant changes in the outstanding accounts receivable, notes receivable, guarantees or credit ratings of the entities.

The following table summarizes the changes in allowance for credit losses:

Allowance for Credit Losses
Balance at December 31, 2023	$18,699
Adjustments to credit loss reserves	(1,379)
Write-offs charged against allowance	—
Balance at September 30, 2024	$17,320

(3) Capital Transactions

Stock-Based Compensation

During the nine months ended September 30, 2024, the Company granted 50,577 restricted stock units and 118,021 performance shares to certain employees of the Company under the SkyWest, Inc. 2019 Long-Term Incentive Plan. Both the restricted stock units and performance shares have a three-year vesting period, during which the recipient must remain employed with the Company. The number of performance shares awardable from the 2024 grants can range from 0% to 200% of the original amount granted depending on the Company’s performance over three one-year measurement periods against the pre-established targets. Upon vesting, each restricted stock unit and performance share will be replaced with one share of common stock. The weighted average fair value of these restricted stock units and performance shares on their date of grant was $59.57 per share. Additionally, during the nine months ended September 30, 2024, the Company granted 14,179 fully vested shares of common stock and 2,632 fully vested restricted stock units to the Company’s directors at a weighted average grant date fair value of $61.13. During the nine months ended September 30, 2024, the Company did not grant any options to purchase shares of common stock to employees.

The Company accounts for forfeitures of restricted stock units and performance shares when forfeitures occur. The estimated fair value of the restricted stock units and performance shares is amortized over the applicable vesting periods. Stock-based compensation expense for the performance shares is based on the Company’s anticipated outcome of achieving the performance metrics. During the nine months ended September 30, 2024 and 2023, the Company recorded pre-tax stock-based compensation expense of $15.1 million and $12.9 million, respectively.

Warrants

In 2020 and 2021, the Company issued to U.S. Department of the Treasury (“U.S. Treasury”) warrants to purchase shares of the Company’s common stock pursuant to the three Payroll Support Program Agreements and a loan agreement with U.S. Treasury. The warrants have a five-year term from the date of issuance. The weighted average grant-date fair value of these warrants was estimated using the Black-Scholes option pricing model. The current holder of the warrants exercised 706,909 warrants in August 2024. The Company settled the exercise through a net share issuance of 443,756 shares of common stock to the holder. As of September 30, 2024, the Company had an aggregate of 78,317 warrants issued and outstanding, each with an exercise price of $57.47, under the Payroll Support Program Agreements.

(4) Stock Repurchase

The Company’s Board of Directors adopted a stock repurchase program in May 2023, which authorizes the Company to repurchase shares of the Company’s common stock in the public market or in private transactions, from time to time, at prevailing prices. Under the May 2023 repurchase program, the Company’s Board of Directors authorized up to $250.0 million for the repurchase of the Company’s common stock, superseding a prior Board authorization. At September 30, 2024, $52.5 million remains available under the May 2023 authorization.

During the nine months ended September 30, 2024, the Company repurchased 0.5 million shares of common stock for $38.4 million at a weighted average price per share of $72.30. The Company also recorded $0.3 million of excise tax related to the stock repurchases as Treasury Stock in the Company’s Stockholders Equity for the nine months ended September 30, 2024. During the nine months ended September 30, 2023, the Company repurchased 9.6 million shares of common stock for $244.1 million at a weighted average price per share of $25.44 and recorded $2.4 million of excise tax related to the stock repurchases as Treasury Stock in the Company’s Stockholders Equity.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Treasury Warrants(1)	—	78	—	355
Employee Stock Awards	—	—	—	20
Total antidilutive securities	—	78	—	375
(1)	Warrants originally issued to U.S. Treasury to purchase shares of SkyWest common stock issued pursuant to the three Payroll Support Program Agreements and a loan agreement with the U.S. Treasury.

Additionally, during the nine months ended September 30, 2024 and 2023, 336,000 and 422,000 performance shares (at target performance) were excluded from the computation of Diluted EPS because the Company had not achieved the minimum target thresholds for these shares for the nine months ended September 30, 2024 and 2023, respectively.

The calculation of the weighted average number of shares of common stock outstanding for Basic EPS and Diluted EPS are as follows for the periods indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Numerator:
Net income	$89,709	$23,478	$225,585	$16,826
Denominator:
Basic earnings per share weighted average shares	40,253	41,826	40,244	45,018
Dilutive effect of employee stock awards and warrants	1,308	754	1,251	522
Diluted earnings per share weighted average shares	41,561	42,580	41,495	45,540

Basic earnings per share	$2.23	$0.56	$5.61	$0.37
Diluted earnings per share	$2.16	$0.55	$5.44	$0.37

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

The following represents the Company’s segment data for the three-month periods ended September 30, 2024 and 2023 (in thousands):

	Three months ended September 30, 2024
	SkyWest Airlines	SkyWest
	and SWC	Leasing	Consolidated
Operating revenues (1)	$758,425	$154,361	$912,786
Operating expense	712,650	68,701	781,351
Depreciation and amortization expense	37,105	59,557	96,662
Interest expense	2,864	24,944	27,808
Segment profit (2)	42,911	60,716	103,627
Total assets (as of September 30, 2024)	2,673,084	4,283,516	6,956,600
Capital expenditures (including non-cash)	59,331	24,956	84,287

	Three months ended September 30, 2023
	SkyWest Airlines	SkyWest
	and SWC	Leasing	Consolidated
Operating revenues (1)	$626,780	$139,391	$766,171
Operating expense	652,599	64,281	716,880
Depreciation and amortization expense	37,320	59,240	96,560
Interest expense	4,450	28,093	32,543
Segment profit (loss) (2)	(30,269)	47,017	16,748
Total assets (as of September 30, 2023)	2,557,850	4,501,268	7,059,118
Capital expenditures (including non-cash)	33,436	14,816	48,252
(1)	Prorate revenue and airport customer service revenue are reflected in the SkyWest Airlines and SWC segment.
(2)	Segment profit (loss) is equal to operating income less interest expense.

The following represents the Company’s segment data for the nine-month periods ended September 30, 2024 and 2023 (in thousands):

	Nine months ended September 30, 2024
	SkyWest Airlines	SkyWest
	and SWC	Leasing	Consolidated
Operating revenues (1)	$2,117,018	$466,500	$2,583,518
Operating expense	2,032,115	200,822	2,232,937
Depreciation and amortization expense	110,217	179,129	289,346
Interest expense	9,595	77,008	86,603
Segment profit (2)	75,308	188,670	263,978
Total assets (as of September 30, 2024)	2,673,084	4,283,516	6,956,600
Capital expenditures (including non-cash)	144,588	24,956	169,544

	Nine months ended September 30, 2023
	SkyWest Airlines	SkyWest
	and SWC	Leasing	Consolidated
Operating revenues (1)	$1,781,429	$402,216	$2,183,645
Operating expense	1,910,481	196,717	2,107,198
Depreciation and amortization expense	113,544	174,334	287,878
Interest expense	13,207	86,674	99,881
Segment profit (loss) (2)	(142,259)	118,825	(23,434)
Total assets (as of September 30, 2023)	2,557,850	4,501,268	7,059,118
Capital expenditures (including non-cash)	80,156	102,036	182,192
(1)	Prorate revenue and airport customer service revenue are reflected in the SkyWest Airlines and SWC segment.
(2)	Segment profit (loss) is equal to operating income less interest expense.

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

Aircraft

As of September 30, 2024, excluding aircraft financed by the Company’s major airline partners that the Company operates for them under contract, the Company leased eight aircraft under long-term lease agreements with remaining terms ranging from five to six years.

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

Leases

As of September 30, 2024, the Company’s right-of-use assets were $85.3 million, the Company’s current maturities of operating lease liabilities were $18.5 million, and the Company’s noncurrent lease liabilities were $66.8 million. During the nine months ended September 30, 2024, the Company paid $16.7 million under operating leases reflected as a reduction from operating cash flows.

The table below presents lease related terms and discount rates as of September 30, 2024:

Weighted-average remaining lease term for operating leases	11.4 years
Weighted-average discount rate for operating leases	6.3%

The Company’s lease costs for the three and nine months ended September 30, 2024 and 2023 included the following components (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Operating lease cost	$6,583	$7,959	$20,500	$40,764
Variable and short-term lease cost	453	868	2,029	2,205
Sublease income	(1,268)	(1,350)	(3,782)	(4,051)
Total lease cost	$5,768	$7,477	$18,747	$38,918

As of September 30, 2024, the Company leased aircraft, airport facilities, office space and other property and equipment under non-cancelable operating leases, which are generally on a long-term, triple-net lease basis pursuant to which the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. The Company expects that, in the normal course of business, such operating leases that expire will be renewed or replaced by other leases. The following table summarizes future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms as of September 30, 2024 (in thousands):

October 2024 through December 2024	$5,272
2025	18,356
2026	16,545
2027	14,002
2028	11,012
Thereafter	62,392
Total future minimum operating lease payments	$127,579

As of September 30, 2024, the Company had a firm purchase commitment for 20 E175 aircraft from Embraer with anticipated delivery dates through 2026. Additionally, the Company has a purchase agreement to acquire 11 used CRJ550 aircraft with anticipated closing dates into 2025. One of such CRJ550 aircraft was acquired during the three months ended September 30, 2024.

The following table summarizes the Company’s commitments and obligations as noted for each of the next five years and thereafter (in thousands):

	Total	Oct- Dec 2024	2025	2026	2027	2028	Thereafter
Operating lease payments for aircraft and facility obligations	$127,579	$5,272	$18,356	$16,545	$14,002	$11,012	$62,392
Firm aircraft and spare engine commitments	610,752	135,217	239,125	236,410	—	—	—
Interest commitments (1)	389,176	26,093	98,184	78,324	56,382	40,955	89,238
Principal maturities on long-term debt	2,714,421	114,907	534,315	512,046	465,695	294,352	793,106
Total commitments and obligations	$3,841,928	$281,489	$889,980	$843,325	$536,079	$346,319	$944,736
(1)	At September 30, 2024, the Company’s long-term debt had fixed interest rates.

In addition to the table above, in September 2024, the Company entered into a master equipment purchase agreement with another airline to acquire certain airframes and engines from the airline and lease the assets back to the airline under a five-year term. At September 30, 2024, the Company had not acquired any airframes or engines under the master equipment purchase agreement. The Company estimates the purchase obligation will be between $90.0 million and $100.0 million and anticipates closing on individual airframes and engines between the fourth quarter of 2024 and the end of 2025.

Guarantees

In 2022, the Company agreed to guarantee $19.8 million of debt for a 14 CFR Part 135 air carrier. The debt is secured by the Part 135 air carrier’s aircraft and engines and has a five-year term. In exchange for providing the guarantee, the Company received 6.5% of the guaranteed amount as consideration, payable in the estimated value of common stock of the Part 135 air carrier, all of which was sold in 2023. The balance of the debt under the guarantee was $14.4 million as of September 30, 2024.

In 2023, the Company agreed to guarantee up to $12.0 million of debt for an aviation school. The debt is secured by the school’s aircraft and engines and has a five-year term. In exchange for providing the guarantee, the Company receives 2.0% of the guaranteed amount annually as consideration in cash. The balance of the debt under the guarantee was $11.2 million as of September 30, 2024.

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

As of September 30, 2024, and December 31, 2023, the Company held certain assets that are required to be measured at fair value on a recurring basis. Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of September 30, 2024
	Total	Level 1	Level 2	Level 3
Marketable Securities
Bonds and bond funds	$578,812	$—	$578,812	$—
Commercial paper	79,621	—	79,621	—
	658,433	—	658,433	—
Investments in Other Companies	4,860	—	—	4,860
Cash and Cash Equivalents	177,609	177,609	—	—
Total Assets Measured at Fair Value	$840,902	$177,609	$658,433	$4,860

	Fair Value Measurements as of December 31, 2023
	Total	Level 1	Level 2	Level 3
Marketable Securities
Bonds and bond funds	$677,074	$—	$677,074	$—
Commercial paper	9,872	—	9,872	—
	686,946	—	686,946	—
Investments in Other Companies	15,402	2,925	—	12,477
Cash and Cash Equivalents	148,277	148,277	—	—
Total Assets Measured at Fair Value	$850,625	$151,202	$686,946	$12,477

The Company’s “Marketable Securities” classified as Level 2 securities primarily utilize broker quotes in a non-active market for valuation of these securities. See Note 11 “Investments in Other Companies” regarding the Company’s investments in other companies, for the nine months ended September 30, 2024.

The Company did not make any significant transfers of securities between Level 1, Level 2 and Level 3 during the nine months ended September 30, 2024. The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

As of September 30, 2024, and December 31, 2023, the Company classified $658.4 million and $686.9 million of marketable securities, respectively, as short-term because it had the intent to maintain a liquid portfolio and the ability to redeem the securities within one year. At the time of sale, any realized appreciation or depreciation, calculated by the specific identification method, is recognized in other income (loss), net. As of September 30, 2024, and December 31, 2023, the cost of the Company’s marketable securities was $657.9 million and $686.5 million, respectively.

(9) Assets Held for Sale

In 2022, the Company committed to a formal plan to sell 14 CRJ700 aircraft and determined the aircraft met the criteria to be classified as assets held for sale. At December 31, 2023, the Company presented the $54.3 million of assets held for sale at their fair market value less costs to sell and included the amount in “Other current assets” on the Company’s consolidated balance sheet. In March 2024, the Company changed its plan to sell the 14 CRJ700 aircraft and reclassified them as held for use assets in “Aircraft and rotable spares” on the Company’s consolidated balance sheet. The Company remeasured the fair value of the held for use assets at the time of the reclassification and, as a result, for the nine months ended September 30, 2024, the Company recorded a $4.2 million gain (pre-tax) as an offset to other operating expenses primarily due to the elimination of the estimated costs to sell the assets.

(10) Long-term Debt

Long-term debt consisted of the following as of September 30, 2024, and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Current portion of long-term debt	$500,279	$447,534
Current portion of unamortized debt issue cost, net	(3,490)	(3,665)
Current portion of long-term debt, net of debt issue costs	$496,789	$443,869

Long-term debt, net of current maturities	$2,214,142	$2,582,776
Long-term portion of unamortized debt issue cost, net	(17,594)	(20,593)
Long-term debt, net of current maturities and debt issue costs	$2,196,548	$2,562,183

Total long-term debt (including current portion)	$2,714,421	$3,030,310
Total unamortized debt issue cost, net	(21,084)	(24,258)
Total long-term debt, net of debt issue costs	$2,693,337	$3,006,052

As of September 30, 2024, the Company had $2.7 billion of total long-term debt, which consisted of $2.5 billion of debt used to finance aircraft and spare engines and $200.6 million of unsecured debt payable to U.S. Treasury. The average effective interest rate on the Company’s debt was approximately 4.1% at September 30, 2024.

As of September 30, 2024 and December 31, 2023, the Company had $47.1 million and $49.1 million, respectively, in letters of credit and surety bonds outstanding with various banks and surety institutions.

As of September 30, 2024, SkyWest Airlines had a $100.0 million line of credit. The line of credit includes minimum liquidity and profitability covenants and is secured by certain assets. As of September 30, 2024, SkyWest Airlines had no amounts outstanding under the facility. However, at September 30, 2024, SkyWest Airlines had $24.9 million in letters of credit issued under the facility, which reduced the amount available under the facility to $75.1 million. The line of credit expires March 25, 2025 and has a variable interest rate of 3.5% plus the one month SOFR rate.

The Company’s debt agreements are not traded on an active market and are recorded at carrying value on the Company’s consolidated balance sheet. The fair value of the Company’s long-term debt is estimated based on current rates offered to the Company for similar debt. Debt is primarily classified as Level 2 within the fair value hierarchy. The carrying value and fair value of the Company’s long-term debt as of September 30, 2024 and December 31, 2023, were as follows (in thousands):

	September 30, 2024	December 31, 2023
Carrying value	$2,714,421	$3,030,310
Fair value	$2,660,160	$2,918,012

(11) Investments in Other Companies

Equity Method Investments

During 2019, the Company created a joint venture with Regional One, Inc. and, as of September 30, 2024, has invested a total of $26.6 million for an ownership interest in Aero Engines, LLC. (“Aero Engines”). The primary purpose of Aero Engines is to lease engines to third parties. The Company accounts for its investment in Aero Engines under the equity method. The Company’s exposure in its investment in Aero Engines primarily consists of the Company’s portion of income or loss from Aero Engines’ engine lease agreements with third parties and the Company’s ownership percentage in Aero Engines’ engines book value. Aero Engines had no debt outstanding as of September 30, 2024. As of September 30, 2024, the Company’s investment balance in Aero Engines was $23.2 million and has been recorded in “Other Assets” on the Company’s consolidated balance sheet. The Company’s portion of income generated by Aero Engines for the nine months ended September 30, 2024, was $1.5 million, which is recorded in “Other income (loss), net” on the Company’s consolidated statements of comprehensive income.

In December 2023, the Company invested $9.9 million for a 9.9% ownership interest in Corporate Flight Management, Inc. d/b/a Contour Airlines (“Contour”), a 14 CFR Part 135 air carrier. In January 2024, the Company invested an additional $15.1 million in Contour. The Company has a 25% ownership interest in Contour at September 30, 2024 and holds one of five seats, or 20%, on Contour’s board of directors. The Contour arrangement also includes an asset provisioning agreement under which the Company will provide CRJ airframes, engines and rotable parts to Contour. The Company accounts for its investment in Contour under the equity method where the investment is reported at cost and adjusted each period for the Company’s share of Contour’s income or loss, recorded on a one quarter lag. For the nine months ended September 30, 2024, the Company recorded a loss of $0.6 million, its portion of loss generated by Contour, which was recorded in “Other income (loss), net” on the Company’s consolidated statements of comprehensive income. As of September 30, 2024, the Company’s investment balance in Contour of $24.4 million was recorded in “Other Assets” on the Company’s consolidated balance sheet. At September 30, 2024, the Company had $12.2 million in notes receivable from Contour related to the sale of aircraft under the asset provisioning agreement. The notes are secured by aircraft and collectible within four years.

The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable.

Fair Value Method Investments

In 2021, the Company entered into a strategic partnership with Eve UAM, LLC (“Eve UAM”), to develop a network of deployment for Eve UAM’s electric vertical takeoff and landing (“eVTOL”) aircraft.

In 2022, the Company acquired 1,000,000 shares of common stock of Eve Holding, Inc. (“Eve”) and a warrant giving the Company the right to acquire 1,500,000 shares of common stock of Eve at an exercise price of $0.01 per share. The Company also received a put option from an Eve shareholder for the 1,000,000 shares of common stock of Eve payable in aircraft parts credits. The intent of the put option was to reduce the Company’s investment risk in Eve. The Company is restricted from selling the shares underlying the warrant until May 2025, and the warrant expires in May 2032. The Company acquired the shares of common stock, warrant and put option (collectively the “Eve Investments”) for $10.0 million. The Company evaluated the Eve Investments under ASC Topic 321, “Investments – Equity Securities” and ASC Topic 815, “Derivatives and Hedging,” and recorded the Eve Investments based on their pro rata share of the consideration paid using the fair value of the Eve Investments on the acquisition date, with subsequent changes in the fair value reported in earnings. During the year ended December 31, 2023, the Company sold 600,411 shares of common stock of Eve, which concurrently forfeited 600,411 shares subject to the put option from the Eve shareholder. During the nine months ended September 30, 2024, the Company exercised the remainder of the put option and received aircraft parts credits in exchange for the 399,589 shares of common stock. At September 30, 2024, the Company’s only remaining investment in Eve was the warrant to acquire 1,500,000 shares of common stock of Eve.

The shares of common stock of Eve were classified as Level 1 within the fair value hierarchy as Eve common stock is actively traded on the New York Stock Exchange, and the value is determined using quoted market prices for the equity security. The warrant and put option (prior to the exercise of the put option) were classified as Level 3 within the fair value hierarchy (“Eve Level 3 Investments”). The Company used the Black Scholes Option Pricing Model to determine the estimated fair market value of the Eve Level 3 Investments. The table below shows the reconciliation of the Eve Level 3 Investments (in thousands):

Eve Level 3 Investments:
Balance at December 31, 2023	$12,477
Purchases	—
Exercise of put option for aircraft parts credits	(3,996)
Realized gain on exercise of put option	3,446
Unrealized loss	(7,067)
Balance at September 30, 2024	$4,860

During the nine months ended September 30, 2024, the Company recorded a net loss of $6.6 million in “Other income (loss), net” on the Company’s consolidated statements of comprehensive income, including a realized gain of $3.4 million from the exercise of the put option, a realized loss of $1.4 million from the forfeited shares of Eve common stock and unrealized losses of $8.6 million related to the Eve Investments. As of September 30, 2024, the fair value of the Eve Investments, which only consisted of the warrant, was $4.9 million and was recorded in “Other Assets” on the Company’s consolidated balance sheet.

(12) Income Taxes

The Company’s effective tax rate for the nine months ended September 30, 2024 was 24.4%. The Company’s effective tax rate for the nine months ended September 30, 2024 varied from the federal statutory rate of 21.0% primarily due to the provision for state income taxes and the impact of non-deductible expenses. This was partially offset by a discrete tax benefit from excess tax deductions generated from employee equity transactions that occurred during the nine months ended September 30, 2024, a discrete tax benefit from the release of previously recorded uncertain tax position liability and a discrete tax benefit from a release of the valuation allowance on state net operating losses anticipated to be utilized prior to expiration.

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

(13) Legal Matters

The Company is subject to certain legal actions which it considers routine to its business activities. As of September 30, 2024, the Company’s management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents factors that had a material effect on the results of operations of SkyWest, Inc. (“SkyWest” “we” or “us”) during the three- and nine-month periods ended September 30, 2024 and 2023. Also discussed is our financial condition as of September 30, 2024, and December 31, 2023. You should read this discussion in conjunction with our condensed consolidated financial statements for the three and nine months ended September 30, 2024, including the notes thereto, appearing elsewhere in this Report. This discussion and analysis contains forward-looking statements. Please refer to the section of this Report entitled “Cautionary Statement Concerning Forward-Looking Statements” for discussion of uncertainties, risks and assumptions associated with these statements.

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

Overview

We have the largest regional airline operation in the United States through our operating subsidiary SkyWest Airlines, Inc. (“SkyWest Airlines”). As of September 30, 2024, we offered scheduled passenger and air freight service with approximately 2,240 total daily departures to destinations in the United States, Canada and Mexico. Our fleet of Embraer E175 regional jet aircraft (“E175”), Canadair CRJ900 regional jet aircraft (“CRJ900”) and Canadair CRJ700 regional jet aircraft (“CRJ700”) have a multiple-class seat configuration, whereas our Canadair CRJ200 regional jet aircraft (“CRJ200”) have a single-class seat configuration. During 2022, we formed SkyWest Charter, LLC (“SWC”), which offers on-demand charter services using CRJ200 aircraft in a 30-seat configuration. As of September 30, 2024, we had 615 total aircraft in our fleet, including 484 aircraft in scheduled service or under contract pursuant to our code-share agreements, summarized as follows:

	E175	CRJ900	CRJ700(2)	CRJ200	Total
United	110	—	19	81	210
Delta	86	36	19	—	141
American	20	—	71	—	91
Alaska	42	—	—	—	42
Aircraft in scheduled service or under contract	258	36	109	81	484
SWC	—	—	—	17	17
Leased to third parties	—	5	35	—	40
Other (1)	—	8	24	42	74
Total Fleet	258	49	168	140	615
(1)	As of September 30, 2024, other aircraft included: supplemental spare aircraft supporting our code-share agreements that may be placed under future code-share or leasing arrangements, aircraft transitioning between code-share agreements with our major airline partners or aircraft that are scheduled to be disassembled for use as spare parts.
(2)	Includes CRJ550 aircraft, a 50-seat configuration of the CRJ700 aircraft.

Our business model is based on providing scheduled regional airline service under code-share agreements (commercial agreements between airlines that, among other things, allow one airline to use another airline’s flight designator codes on its flights) with our major airline partners. Our success is principally centered on our ability to meet the needs of our major airline partners by providing a reliable and safe operation at attractive economics. From September 30, 2023, to September 30, 2024, we made changes to our fleet, including the addition of three new E175 aircraft and 20 partner-financed E175 aircraft.

We anticipate our fleet will continue to evolve, as we are scheduled to add 19 new E175 aircraft with United (four in the fourth quarter of 2024, seven in 2025 and eight in 2026) and one new E175 aircraft with Alaska in 2025. We also entered into multiple agreements with United in September and October 2024 to place a total of 40 used CRJ550 aircraft into service between the fourth quarter of 2024 and the end of 2026. Timing of these anticipated deliveries may be subject to change as we are coordinating with our major airline partners in response to labor availability or other factors. Our primary objective in the fleet changes is to improve our profitability by adding new E175 aircraft and used CRJ aircraft to capacity purchase agreements, and potentially removing older aircraft from service that typically require higher maintenance costs.

As of September 30, 2024, approximately 43.4% of our aircraft in scheduled service or under contract were operated for United, approximately 29.1% were operated for Delta, approximately 18.8% were operated for American and approximately 8.7% were operated for Alaska.

Historically, multiple contractual relationships with major airlines have enabled us to reduce our reliance on any single major airline code and to enhance and stabilize operating results through a mix of fixed-fee arrangements (referred to as “capacity purchase” agreements) and “prorate” agreements. For the nine months ended September 30, 2024, our capacity purchase revenue represented approximately 86.8% of our total flying agreement revenue and our prorate and SWC revenue, combined, represented approximately 13.2% of our total flying agreements revenue. On capacity purchase routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on completed block hours (measured from takeoff to landing, including taxi time), flight departures, the number of aircraft under contract and other operating measures. We control scheduling, pricing and seat inventories on certain prorate routes, and we share passenger fares with our major airline partners according to prorate formulas. We are also responsible for the operating costs of the prorate flights, including fuel and airport costs.

Third Quarter Summary

We had total operating revenues of $912.8 million for the three months ended September 30, 2024, a 19.1% increase compared to total operating revenues of $766.2 million for the three months ended September 30, 2023. We had net income of $89.7 million, or $2.16 per diluted share, for the three months ended September 30, 2024, compared to net income of $23.5 million, or $0.55 per diluted share, for the three months ended September 30, 2023. The significant items affecting our revenue and operating expenses during the three months ended September 30, 2024, are outlined below:

Revenue

The number of aircraft we have in scheduled service or under contract pursuant to our code-share agreements and the number of block hours we incur on our flights are primary drivers of our flying agreements revenue under our capacity purchase agreements. The number of flights we operate and the corresponding number of passengers we carry are the primary drivers of our revenue under our prorate flying agreements. The number of aircraft we have in scheduled service or under contract pursuant to our code-share agreements decreased from 493 as of September 30, 2023 to 484 as of September 30, 2024; and the number of block hours increased from 290,830 for the three months ended September 30, 2023 to 334,459 for the three months ended September 30, 2024, or by 15.0%, due to an increase in scheduled daily utilization of our aircraft driven by an increase in the number of available captains.

Our capacity purchase revenue increased $128.5 million, or 20.3%, from the three months ended September 30, 2023 to the three months ended September 30, 2024, primarily as a result of an increase in completed block hours for the comparable periods and recognizing previously deferred revenue for the three months ended September 30, 2024, compared to deferring revenue for the three months ended September 30, 2023. As a result of a higher number of passengers carried on our prorate routes and an increase in the number of prorate and charter flights operated year-over-year, our prorate and SWC revenue increased $13.1 million, or 11.9%, for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023.

Operating Expenses

Our total operating expenses increased $64.5 million, or 9.0%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. The increase in operating expenses was primarily due to an increase in our direct operating expenses associated with the increase in the number of flights we operated. Departures increased from 180,069 for the three months ended September 30, 2023 to 201,397 for the three months ended September 30, 2024, or by 11.8%. Additional details regarding the increase in our operating expenses are described in the section of this Report entitled “Results of Operations.”

Fleet Activity

The following table summarizes our fleet scheduled for service or under contract as of:

Aircraft in Service or Under Contract	September 30, 2024	December 31, 2023	September 30, 2023
E175s	258	237	235
CRJ900s	36	41	37
CRJ700s	109	118	117
CRJ200s	81	89	104
Total	484	485	493

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in Note 1 to our consolidated financial statements for the year ended December 31, 2023, and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are presented in our Annual Report on Form 10-K for the year ended December 31, 2023. Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management’s subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to revenue recognition, long-lived assets, and income tax. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results will likely differ, and may differ materially, from such estimates. There have been no significant changes in our critical accounting estimates during the nine months ended September 30, 2024.

Recent Accounting Pronouncements

See Note 1 to the condensed consolidated financial statements for a description of recent accounting pronouncements.

Results of Operations

Three Months Ended September 30, 2024 and 2023

Operational Statistics

The following table sets forth our major operational statistics and the associated percentage changes for the periods identified below. The increase in block hours, departures and passengers carried during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, was primarily due to an increase in the number of available captains during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, which allowed for a higher scheduled utilization of our aircraft.

	For the three months ended September 30,
Block hours by aircraft type:	2024	2023	% Change
E175s	206,607	171,615	20.4%
CRJ900s	22,957	18,979	21.0%
CRJ700s	59,807	56,117	6.6%
CRJ200s	45,088	44,119	2.2%
Total block hours	334,459	290,830	15.0%

Departures	201,397	180,069	11.8%
Passengers carried	11,263,322	10,208,005	10.3%
Passenger load factor	83.7%	85.1%	(1.4)	pts
Average passenger trip length (miles)	455	446	2.0%

Operating Revenues

The following table summarizes our operating revenue for the periods indicated (dollar amounts in thousands):

	For the three months ended September 30,
	2024	2023	$ Change	% Change
Flying agreements	$883,494	$741,898	$141,596	19.1%
Lease, airport services and other	29,292	24,273	5,019	20.7%
Total operating revenues	$912,786	$766,171	$146,615	19.1%

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

We disaggregate our flying agreements revenue into the following categories (dollar amounts in thousands):

	For the three months ended September 30,
	2024	2023	$ Change	% Change
Capacity purchase agreements flight operations revenue	$624,342	$511,929	$112,413	22.0%
Capacity purchase agreements aircraft lease revenue	136,392	120,289	16,103	13.4%
Prorate agreements and SWC revenue	122,760	109,680	13,080	11.9%
Flying agreements revenue	$883,494	$741,898	$141,596	19.1%

The increase in “Capacity purchase agreements flight operations revenue” of $112.4 million, or 22.0%, was primarily due to a 15.0% increase in block hour production and a decrease in deferred revenue related to fixed monthly payments for flight operations received under our capacity purchase agreements for the three months ended September 30, 2024, compared to the three months ended September 30, 2023. Under our capacity purchase agreements, we are paid a fixed amount per month per aircraft over the contract term. We recognize the fixed amount per aircraft related to operating the aircraft as revenue proportionately to the number of block hours we complete for each reporting period. Under our capacity purchase agreements, the performance obligation of each completed flight is measured in block hours incurred for each completed flight. Beginning January 1, 2024, certain scheduled fixed monthly payments under our capacity purchase agreements transitioned to variable payments, which are calculated at a rate per block hour. Based on the number of completed block hours during the three months ended September 30, 2024, we recognized $18.2 million of previously deferred revenue, net of unbilled revenue, related to the non-lease fixed monthly payments we received associated with our flight operations revenues. For the three months ended September 30, 2023, we deferred recognizing $37.2 million of revenue, net of unbilled revenue, related to fixed monthly payments received associated with our flight operations revenues. The timing of our revenue recognition related to the fixed payments associated with our flight operations will be adjusted over the remaining contract term for each capacity purchase agreement based on the number of block hours we complete each reporting period relative to the number of block hours we anticipate completing over the remaining contract term of each capacity purchase agreement.

The increase in “Capacity purchase agreements aircraft lease revenue” of $16.1 million, or 13.4%, was primarily due to an increase in variable lease revenue as a result of certain scheduled fixed monthly lease payments that transitioned beginning January 1, 2024 to variable payments under our capacity purchase agreements. Under our capacity purchase agreements, a portion of the consideration we are paid is designed as reimbursement for certain aircraft ownership costs and is considered lease revenue, including fixed monthly payments and variable payments. We recognize the fixed monthly lease payments as lease revenue using the straight-line basis over the capacity purchase agreement term and variable lease payments are recognized in the period when the block hours are completed. We recognized $0.5 million of previously deferred lease revenue during the three months ended September 30, 2024, using the straight-line basis for fixed monthly lease payments, whereas we deferred recognizing lease revenue on $19.3 million during the three months ended September 30, 2023.

The deferred revenue balance applicable to each contract will be recorded as revenue over the term of each respective contract. For clarity, in total we recognized $18.7 million of previously deferred revenue, net of unbilled revenue, during the three months ended September 30, 2024, compared to deferring revenue, net of unbilled revenue, of $56.5 million during the three months ended September 30, 2023. Our total deferred revenue balance, net of unbilled revenue, was $342.2 million as of September 30, 2024, compared to total deferred revenue, net of unbilled revenue, of $367.3 million as of December 31, 2023.

The increase in prorate agreements and SWC revenue of $13.1 million, or 11.9%, was primarily due to an increase in prorate passengers and passenger revenue we received on routes we operated under our prorate agreements during the three months ended September 30, 2024, compared to the three months ended September 30, 2023. Additionally, a portion of the increase was attributed to an increase in SWC revenue during the three months ended September 30, 2024, compared to the three months ended September 30, 2023.

The increase in lease, airport services and other revenues of $5.0 million, or 20.7%, was primarily due to an increase in leased assets and lease rates for leases to third parties during the three months ended September 30, 2024, compared to the three months ended September 30, 2023.

Operating Expenses

Individual expense components attributable to our operations are set forth in the following table (dollar amounts in thousands):

	For the three months ended September 30,
	2024	2023	$ Change	% Change
Salaries, wages and benefits	$377,435	$333,017	$44,418	13.3%
Aircraft maintenance, materials and repairs	181,652	178,465	3,187	1.8%
Depreciation and amortization	96,662	96,560	102	0.1%
Aircraft fuel	22,724	23,330	(606)	(2.6)%
Airport-related expenses	22,642	18,398	4,244	23.1%
Aircraft rentals	1,339	2,099	(760)	(36.2)%
Other operating expenses	78,897	65,011	13,886	21.4%
Total operating expenses	$781,351	$716,880	$64,471	9.0%

Salaries, wages and benefits. The $44.4 million, or 13.3%, increase in salaries, wages and benefits was primarily due to an increase in direct labor costs that resulted from the higher number of flights we operated during the three months ended September 30, 2024, compared to the three months ended September 30, 2023.

Aircraft maintenance, materials and repairs. The $3.2 million, or 1.8%, increase in aircraft maintenance expense was primarily due to higher flight volume, which increased our maintenance activity and related expenses, offset by a decrease in our engine maintenance events and related expenses for the three months ended September 30, 2024, compared to the three months ended September 30, 2023.

Depreciation and amortization. The $0.1 million, or 0.1%, increase in depreciation and amortization expense was primarily due to an increase in depreciation expense related to the acquisition of three new E175 aircraft and spare engines since September 30, 2023, offset by certain CRJ aircraft and engines that were depreciated to their estimated residual value since September 30, 2023.

Aircraft fuel. The $0.6 million, or 2.6%, decrease in fuel cost was primarily due to a decrease in our average fuel cost per gallon from $3.83 for the three months ended September 30, 2023, to $3.10 for the three months ended September 30, 2024, offset by an increase in the number of flights we operated under our prorate agreements and SWC and the corresponding increase in gallons of fuel we purchased. We purchase and incur expense for all fuel on flights operated under our prorate agreements and SWC. All fuel costs incurred under our capacity purchase agreements are either purchased directly by our major airline partner, or if purchased by us, we record the direct reimbursement as a reduction to our fuel expense. The following table summarizes the gallons of fuel we purchased under our prorate agreements and SWC, for the periods indicated:

	For the three months ended September 30,
(in thousands)	2024	2023	% Change
Fuel gallons purchased	7,336	6,097	20.3%
Fuel expense	$22,724	$23,330	(2.6)%

Airport-related expenses. Airport-related expenses include airport-related customer service costs such as outsourced airport gate and ramp agent services, airport security fees, passenger interruption costs, deicing, landing fees and station rents. For clarity, our employee airport customer service labor costs are reflected in salaries, wages and benefits and customer service labor costs we outsource to third parties are included in airport-related expenses. The $4.2 million, or 23.1%, increase in airport-related expenses for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, was primarily due to an increase in subcontracted airport services and landing fees as a result of an increase in the number of flights we operated under our prorate agreements.

Aircraft rentals. The $0.8 million, or 36.2%, decrease in aircraft rentals was primarily related to a decrease in our leased aircraft since the three months ended September 30, 2023. During 2023, we acquired 26 CRJ700 aircraft, eight CRJ200 aircraft and one CRJ900 aircraft under early lease buyouts.

Other operating expenses. Other operating expenses primarily consist of property taxes, hull and liability insurance, simulator costs, crew per diem and crew hotel costs. The $13.9 million, or 21.4%, increase was primarily a result of the higher number of flights we operated during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, such as increased crew per diem and crew hotel costs.

Summary of interest expense, interest income, other income (loss), net and provision for income taxes

Interest Expense. The $4.7 million, or 14.5%, decrease in interest expense was primarily related to a decrease in outstanding debt. At September 30, 2024 we had $2.7 billion of outstanding debt, compared to $3.1 billion at September 30, 2023.

Interest income. Interest income increased $1.3 million, from $11.2 million for the three months ended September 30, 2023, to $12.5 million for the three months ended September 30, 2024. The increase in interest income was primarily related to an increase in average interest rates attributed to our marketable securities for the three months ended September 30, 2024, compared to the three months ended September 30, 2023.

Other income (loss), net. Other income (loss), net increased $3.7 million during the three months ended September 30, 2024, compared to the three months ended September 30, 2023. Other income (loss), net primarily consists of the unrealized and realized gains and losses on our investments in other companies, income or loss related to our equity method investments and gains or losses on the sale of assets. The increase in other income (loss), net was primarily a result of a decrease in the loss on the fair value of our investments in other companies for the three months ended September 30, 2024, compared to the three months ended September 30, 2023.

Provision (benefit) for income taxes. For the three months ended September 30, 2024 and 2023, our effective income tax rates were 22.8% and 3.6%, respectively, which included the statutory federal income tax rate of 21% and other reconciling income tax items, including state income taxes and the impact of non-deductible expenses. The increase in the effective tax rate was primarily related to lower pre-tax income for the three months ended September 30, 2023, compared to the three months ended September 30, 2024, and a release of $7.6 million of a previously recorded uncertain tax position liability for the three months ended September 30, 2023.

Net income. Primarily due to the factors described above, we generated net income of $89.7 million, or $2.16 per diluted share, for the three months ended September 30, 2024, compared to net income of $23.5 million, or $0.55 per diluted share, for the three months ended September 30, 2023.

Nine Months Ended September 30, 2024 and 2023

Operational Statistics

The following table sets forth our major operational statistics and the associated percentage changes for the periods identified below. The increase in block hours, departures and passengers carried during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was primarily due to an increase in the number of available captains during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.

	For the nine months ended September 30,
Block hours by aircraft type:	2024	2023	% Change
E175s	580,799	500,782	16.0%
CRJ900s	61,172	59,390	3.0%
CRJ700s	176,403	158,239	11.5%
CRJ200s	123,348	131,278	(6.0)%
Total block hours	941,722	849,689	10.8%

Departures	560,154	514,529	8.9%
Passengers carried	31,103,792	28,671,654	8.5%
Passenger load factor	83.0%	83.7%	(0.7)	pts
Average passenger trip length (miles)	467	456	2.4%

Operating Revenues

The following table summarizes our operating revenue for the periods indicated (dollar amounts in thousands):

	For the nine months ended September 30,
	2024	2023	$ Change	% Change
Flying agreements	$2,499,953	$2,106,130	$393,823	18.7%
Lease, airport services and other	83,565	77,515	6,050	7.8%
Total operating revenues	$2,583,518	$2,183,645	$399,873	18.3%

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

We disaggregate our flying agreements revenue into the following categories (dollar amounts in thousands):

	For the nine months ended September 30,
	2024	2023	$ Change	% Change
Capacity purchase agreements flight operations revenue	$1,763,629	$1,479,987	$283,642	19.2%
Capacity purchase agreements aircraft lease revenue	405,409	356,900	48,509	13.6%
Prorate agreements and SWC revenue	330,915	269,243	61,672	22.9%
Flying agreements revenue	$2,499,953	$2,106,130	$393,823	18.7%

The increase in “Capacity purchase agreements flight operations revenue” of $283.6 million, or 19.2%, was primarily due to a 10.8% increase in block hour production and a decrease in deferred revenue related to fixed monthly payments for flight operations received under our capacity purchase agreements for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. Under our capacity purchase agreements, we are paid a fixed amount per month per aircraft over the contract term. We recognize the fixed amount per aircraft related to operating the aircraft as revenue proportionately to the number of block hours we complete for each reporting period. Under our capacity purchase agreements, the performance obligation of each completed flight is measured in block hours incurred for each completed flight. Beginning January 1, 2024, certain scheduled fixed monthly payments under our capacity purchase agreements transitioned to variable payments, which are calculated at a rate per block hour. Based on the number of completed block hours during the nine months ended September 30, 2024, we recognized $23.6 million of previously deferred revenue, net of unbilled revenue, related to the non-lease fixed monthly payments we received associated with our flight operations revenues. For the nine months ended September 30, 2023, we deferred recognizing $120.6 million of revenue, net of unbilled revenue, related to fixed monthly payments received associated with our flight operations revenues. The timing of our revenue recognition related to the fixed payments associated with our flight operations will be adjusted over the remaining contract term for each capacity purchase agreement based on the number of block hours we complete each reporting period relative to the number of block hours we anticipate completing over the remaining contract term of each capacity purchase agreement.

The increase in “Capacity purchase agreements aircraft lease revenue” of $48.5 million, or 13.6%, was primarily due to an increase in variable lease revenue as a result of certain scheduled fixed monthly lease payments that transitioned beginning January 1, 2024 to variable payments under our capacity purchase agreements. Under our capacity purchase agreements, a portion of the consideration we are paid is designed as reimbursement for certain aircraft ownership costs and is considered lease revenue, including fixed monthly payments and variable payments. We recognize the fixed monthly lease payments as lease revenue using the straight-line basis over the capacity purchase agreement term and variable lease payments are recognized in the period when the block hours are completed. We recognized $1.5 million of previously deferred lease revenue during the three and nine months ended September 30, 2024, using the straight-line basis for fixed monthly lease payments, whereas we deferred recognizing lease revenue on $59.3 million during the nine months ended September 30, 2023.

The deferred revenue balance applicable to each contract will be recorded as revenue over the term of each respective contract. For clarity, in total we recognized $25.1 million of previously deferred revenue, net of unbilled revenue, during the nine months ended September 30, 2024, compared to deferring revenue, net of unbilled revenue, of $179.9 million during the nine months ended September 30, 2023. Our total deferred revenue balance, net of unbilled revenue, was $342.2 million as of September 30, 2024, compared to total deferred revenue, net of unbilled revenue, of $367.3 million as of December 31, 2023.

The increase in prorate agreements and SWC revenue of $61.7 million, or 22.9%, was primarily due to an increase in prorate passengers and passenger revenue we received on routes we operated under our prorate agreements during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. Additionally, a portion of the increase was attributed to an increase in SWC revenue during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, as SWC began operations in May 2023.

The increase in lease, airport services and other revenues of $6.1 million, or 7.8%, was primarily due to an increase in leased assets and lease rates for leases to third parties during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.

Operating Expenses

Individual expense components attributable to our operations are set forth in the following table (dollar amounts in thousands):

	For the nine months ended September 30,
	2024	2023	$ Change	% Change
Salaries, wages and benefits	$1,083,439	$990,659	$92,780	9.4%
Aircraft maintenance, materials and repairs	510,334	483,182	27,152	5.6%
Depreciation and amortization	289,346	287,878	1,468	0.5%
Aircraft fuel	65,216	62,573	2,643	4.2%
Airport-related expenses	61,065	53,648	7,417	13.8%
Aircraft rentals	3,925	24,055	(20,130)	(83.7)%
Other operating expenses	219,612	205,203	14,409	7.0%
Total operating expenses	$2,232,937	$2,107,198	$125,739	6.0%

Salaries, wages and benefits. The $92.8 million, or 9.4%, increase in salaries, wages and benefits was primarily due to an increase in direct labor costs that resulted from the higher number of flights we operated during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.

Aircraft maintenance, materials and repairs. The $27.2 million, or 5.6%, increase in aircraft maintenance expense was primarily due to higher flight volume, which increased maintenance activity and related expenses, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.

Depreciation and amortization. The $1.5 million, or 0.5%, increase in depreciation and amortization expense was primarily due to an increase in depreciation expense related to the acquisition of three new E175 aircraft and spare engines since September 30, 2023.

Aircraft fuel. The $2.6 million, or 4.2%, increase in fuel cost was primarily due to an increase in the number of flights we operated under our prorate agreements and SWC and the corresponding increase in gallons of fuel we purchased, offset by a decrease in our average fuel cost per gallon from $3.71 for the nine months ended September 30, 2023, to $3.30 for the nine months ended September 30, 2024. We purchase and incur expense for all fuel on flights operated under our prorate agreements and SWC. All fuel costs incurred under our capacity purchase agreements are either purchased directly by our major airline partner, or if purchased by us, we record the direct reimbursement as a reduction to our fuel expense. The following table summarizes the gallons of fuel we purchased under our prorate agreements and SWC, for the periods indicated:

	For the nine months ended September 30,
(in thousands)	2024	2023	% Change
Fuel gallons purchased	19,776	16,863	17.3%
Fuel expense	$65,216	$62,573	4.2%

Airport-related expenses. Airport-related expenses include airport-related customer service costs such as outsourced airport gate and ramp agent services, airport security fees, passenger interruption costs, deicing, landing fees and station rents. For clarity, our employee airport customer service labor costs are reflected in salaries, wages and benefits and customer service labor costs we outsource to third parties are included in airport-related expenses. The $7.4 million, or 13.8%, increase in airport-related expenses for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was primarily due to an increase in subcontracted airport services and landing fees as a result of an increase in the number of flights we operated under our prorate agreements.

Aircraft rentals. The $20.1 million, or 83.7%, decrease in aircraft rentals was primarily related to a decrease in our leased aircraft since the nine months ended September 30, 2023. During 2023, we acquired 26 CRJ700 aircraft, eight CRJ200 aircraft and one CRJ900 aircraft under early lease buyouts.

Other operating expenses. Other operating expenses primarily consist of property taxes, hull and liability insurance, simulator costs, crew per diem and crew hotel costs. The $14.4 million, or 7.0%, increase was primarily related to an increase in other operating costs as a result of the higher number of flights we operated during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, such as crew per diem and crew hotel costs, offset by the timing and the higher number of training events during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2024.

Summary of interest expense, interest income, other income (loss), net and provision for income taxes

Interest Expense. The $13.3 million, or 13.3%, decrease in interest expense was primarily related to a decrease in outstanding debt. At September 30, 2024 we had $2.7 billion of outstanding debt, compared to $3.1 billion at September 30, 2023.

Interest income. Interest income increased $4.3 million, from $31.8 million for the nine months ended September 30, 2023, to $36.1 million for the nine months ended September 30, 2024. The increase in interest income was primarily related to an increase in average interest rates attributed to our marketable securities for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.

Other income (loss), net. Other income (loss), net decreased $9.1 million during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. Other income (loss), net primarily consists of the unrealized and realized gains and losses on our investments in other companies, income or loss related to our equity method investments and gains or losses on the sale of assets. The decrease in other income (loss), net was primarily a result of a decrease in the fair value of our investments in other companies for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.

Provision (benefit) for income taxes. For the nine months ended September 30, 2024 and 2023, our effective income tax rates were 24.4% and (6.0)%, respectively, which included the statutory federal income tax rate of 21% and other reconciling income tax items, including state income taxes, the impact of non-deductible expenses and a discrete tax benefit or expense on employee equity transactions. The increase in the effective tax rate was primarily related to higher pre-tax earnings for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, and a release of $7.6 million of a previously recorded uncertain tax position liability for the nine months ended September 30, 2023, partially offset by the impact of non-deductible expense on lower pre-tax earnings for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2024.

Net income. Primarily due to the factors described above, we generated net income of $225.6 million, or $5.44 per diluted share, for the nine months ended September 30, 2024, compared to net income of $16.8 million, or $0.37 per diluted share, for the nine months ended September 30, 2023.

Our Business Segments

Three Months Ended September 30, 2024 and 2023

For the three months ended September 30, 2024, we had two reportable segments, which were the basis of our internal financial reporting: (1) the operations of SkyWest Airlines and SWC and (2) SkyWest Leasing activities. Our segment disclosure relates to components of our business for which separate financial information is available to, and regularly evaluated by, our chief operating decision maker.

	For the three months ended September 30,
	(dollar amounts in thousands)
	2024	2023	$ Change	% Change
Operating Revenues:
SkyWest Airlines and SWC	$758,425	$626,780	$131,645	21.0%
SkyWest Leasing	154,361	139,391	14,970	10.7%
Total Operating Revenues	912,786	766,171	146,615	19.1%
Operating Expenses and Interest Expense:
SkyWest Airlines and SWC	715,514	657,049	58,465	8.9%
SkyWest Leasing	93,645	92,374	1,271	1.4%
Total Operating Expenses and Interest Expense (1)	809,159	749,423	59,736	8.0%
Segment profit (loss):
SkyWest Airlines and SWC	42,911	(30,269)	73,180	(241.8)%
SkyWest Leasing	60,716	47,017	13,699	29.1%
Total Segment Profit	103,627	16,748	86,879	518.7%
Interest Income	12,460	11,234	1,226	10.9%
Other Income (Loss), net	109	(3,631)	3,740	(103.0)%
Consolidated Income Before Taxes	$116,196	$24,351	$91,845	377.2%
(1)	We include interest expense in our segment profit (loss) given our interest expense is primarily attributed to debt associated with financing aircraft under our capacity purchase agreements and revenue earned under our capacity purchase agreements is intended to compensate us for our aircraft ownership costs, including interest expense.

SkyWest Airlines and SWC Segment Profit (Loss). SkyWest Airlines and SWC segment profit was $42.9 million for the three months ended September 30, 2024, compared to a segment loss of $30.3 million for the three months ended September 30, 2023.

SkyWest Airlines and SWC block hour production increased to 334,459, or 15.0%, for the three months ended September 30, 2024, from 290,830 for the three months ended September 30, 2023, primarily due to an increase in the number of available captains, which allowed for a higher scheduled utilization of our aircraft. Significant items contributing to the SkyWest Airlines and SWC segment profit for the three months ended September 30, 2024 are set forth below.

SkyWest Airlines and SWC operating revenues increased $131.6 million, or 21.0%, from the three months ended September 30, 2023, to the three months ended September 30, 2024. SkyWest Airlines recognizes revenue attributed to flight operations received as fixed monthly payments per aircraft proportionate to the number of block hours completed during each reporting period, relative to the estimated number of block hours we anticipate completing over the remaining contract term. During the three months ended September 30, 2024, SkyWest Airlines recognized $18.2 million of previously deferred revenue, net of unbilled revenue, related to fixed monthly payments we received associated with our flight operations revenues, compared to deferring $37.2 million of revenue, net of unbilled revenue, related to fixed monthly payments received associated with our flight operations revenues during the three months ended September 30, 2023. Additionally, the increase in SkyWest Airlines and SWC operating revenues was attributed to an increase in block hour production during the three months ended September 30, 2024, compared to the three months ended September 30, 2023.

SkyWest Airlines and SWC operating expenses and interest expense increased $58.5 million, or 8.9%, from the three months ended September 30, 2023, to the three months ended September 30, 2024, due to the following primary factors:

●	SkyWest Airlines and SWC’s salaries, wages and benefits expense increased $44.4 million, or 13.4%, primarily due to an increase in direct labor costs that resulted from the higher number of flights we operated during the three months ended September 30, 2024, compared to the three months ended September 30, 2023.
●	SkyWest Airlines and SWC’s aircraft maintenance, materials and repairs expense decreased $0.6 million, or 0.3%, primarily due to a decrease in our engine maintenance events and related expenses for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, offset by higher flight volume, which increased the other maintenance activity and related expenses, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023.
●	SkyWest Airlines and SWC’s depreciation and amortization expense decreased by $0.2 million, or 0.6%, primarily due to certain CRJ aircraft and engines that were depreciated to their estimated residual value since September 30, 2023.
●	SkyWest Airlines and SWC’s fuel expense decreased $0.6 million, or 2.6%, due to a decrease in our average fuel cost per gallon from $3.83 for the three months ended September 30, 2023, to $3.10 for the three months ended September 30, 2024, offset by an increase in the number of flights we operated under our prorate agreements and SWC and the corresponding increase in gallons of fuel we purchased.
●	SkyWest Airlines and SWC’s remaining airline expense increased $15.5 million, or 17.2%, primarily related to an increase in other operating costs as a result of the higher number of flights we operated during the three months ended September 30, 2024, compared to the three months ended September 30, 2023, such as crew per diem and crew hotel costs.

SkyWest Leasing Segment Profit. SkyWest Leasing profit increased $13.7 million, or 29.1%, during the three months ended September 30, 2024, compared to the three months ended September 30, 2023. For the three months ended September 30, 2024, SkyWest Leasing recognized $0.5 million of previously deferred lease revenue, compared to deferring $19.3 million of lease revenue on the fixed monthly lease payments received for the three months ended September 30, 2023, under the straight-line basis. Additionally, SkyWest Leasing profit increased due to additional lease revenue from the E175 aircraft placed under contract since September 30, 2023, a decrease in interest expense as a result of a lower outstanding debt balance for the three months ended September 30, 2024, compared to the three months ended September 30, 2023, offset by an increase in maintenance costs for certain leased engines for the three months ended September 30, 2024, compared to the three months ended September 30, 2023.

Nine Months Ended September 30, 2024 and 2023

For the nine months ended September 30, 2024, we had two reportable segments, which were the basis of our internal financial reporting: (1) the operations of SkyWest Airlines and SWC and (2) SkyWest Leasing activities. Our segment disclosure relates to components of our business for which separate financial information is available to, and regularly evaluated by, our chief operating decision maker.

	For the nine months ended September 30,
	(dollar amounts in thousands)
	2024	2023	$ Change	% Change
Operating Revenues:
SkyWest Airlines and SWC	$2,117,018	$1,781,429	$335,589	18.8%
SkyWest Leasing	466,500	402,216	64,284	16.0%
Total Operating Revenues	2,583,518	2,183,645	399,873	18.3%
Operating Expenses and Interest Expense:
SkyWest Airlines and SWC	2,041,710	1,923,688	118,022	6.1%
SkyWest Leasing	277,830	283,391	(5,561)	(2.0)%
Total Operating Expenses and Interest Expense (1)	2,319,540	2,207,079	112,461	5.1%
Segment profit (loss):
SkyWest Airlines and SWC	75,308	(142,259)	217,567	(152.9)%
SkyWest Leasing	188,670	118,825	69,845	58.8%
Total Segment Profit (Loss)	263,978	(23,434)	287,412	(1,226.5)%
Interest Income	36,126	31,761	4,365	13.7%
Other Income (Loss), net	(1,567)	7,544	(9,111)	(120.8)%
Consolidated Income Before Taxes	$298,537	$15,871	$282,666	1,781.0%
(1)	We include interest expense in our segment profit (loss) given our interest expense is primarily attributed to debt associated with financing aircraft under our capacity purchase agreements and revenue earned under our capacity purchase agreements is intended to compensate us for our aircraft ownership costs, including interest expense.

SkyWest Airlines and SWC Segment Profit (Loss). SkyWest Airlines and SWC segment profit was $75.3 million for the nine months ended September 30, 2024, compared to a segment loss of $142.3 million for the nine months ended September 30, 2023.

SkyWest Airlines and SWC block hour production increased to 941,722, or 10.8%, for the nine months ended September 30, 2024, from 849,689 for the nine months ended September 30, 2023, primarily due to an increase in the number of available captains, which allowed for a higher scheduled utilization of our aircraft. Significant items contributing to the SkyWest Airlines and SWC segment profit for the nine months ended September 30, 2024 are set forth below.

SkyWest Airlines and SWC operating revenues increased $335.6 million, or 18.8%, from the nine months ended September 30, 2023, to the nine months ended September 30, 2024. SkyWest Airlines recognizes revenue attributed to flight operations received as fixed monthly payments per aircraft proportionate to the number of block hours completed during each reporting period, relative to the estimated number of block hours we anticipate completing over the remaining contract term. During the nine months ended September 30, 2024, SkyWest Airlines recognized $23.6 million of previously deferred revenue, net of unbilled revenue, related to fixed monthly payments we received associated with our flight operations revenues, compared to deferring $120.6 million of revenue, net of unbilled revenue, related to fixed monthly payments received associated with our flight operations revenues during the nine months ended September 30, 2023. Additionally, the increase in SkyWest Airlines and SWC operating revenues was attributed to an increase in block hour production during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.

SkyWest Airlines and SWC operating expenses and interest expense increased $118.0 million, or 6.1%, from the nine months ended September 30, 2023, to the nine months ended September 30, 2024, due to the following primary factors:

●	SkyWest Airlines and SWC’s salaries, wages and benefits expense increased $92.8 million, or 9.4%, primarily due to an increase in direct labor costs that resulted from the higher number of flights we operated during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.
●	SkyWest Airlines and SWC’s aircraft maintenance, materials and repairs expense increased $20.1 million, or 4.3%, primarily due to higher flight volume, which increased the maintenance activity and related expenses, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.
●	SkyWest Airlines and SWC’s depreciation and amortization expense decreased by $3.3 million, or 2.9%, primarily due to certain CRJ aircraft and engines that were depreciated to their estimated residual value since September 30, 2023.
●	SkyWest Airlines and SWC’s fuel expense increased $2.6 million, or 4.2%, due to an increase in the number of flights we operated under our prorate agreements and SWC and the corresponding increase in gallons of fuel we purchased, offset by a decrease in our average fuel cost per gallon from $3.71 for the nine months ended September 30, 2023, to $3.30 for the nine months ended September 30, 2024.
●	SkyWest Airlines and SWC’s remaining airline expense increased $5.8 million, or 2.0%, primarily related to an increase in other operating costs as a result of the higher number of flights we operated during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, such as crew per diem and crew hotel costs, offset by a decrease in aircraft rent expense due to the early lease buyouts of 35 CRJ aircraft in 2023.

SkyWest Leasing Segment Profit. SkyWest Leasing profit increased $69.8 million, or 58.8%, during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. For the nine months ended September 30, 2024, SkyWest Leasing recognized $1.5 million of previously deferred lease revenue, compared to deferring $59.3 million of lease revenue on the fixed monthly lease payments received for the nine months ended September 30, 2023, under the straight-line basis. Additionally, SkyWest Leasing profit increased due to additional lease revenue from the E175 aircraft placed under contract since September 30, 2023, a decrease in interest expense as a result of a lower outstanding debt balance for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, and a gain related to reclassifying assets held for sale as held and used during the nine months ended September 30, 2024.

Liquidity and Capital Resources

As of September 30, 2024, we had $836.0 million in cash and cash equivalents and marketable securities. As of September 30, 2024, we had $75.1 million available for borrowings under our line of credit. Given our available liquidity as of September 30, 2024, we believe the working capital currently available to us will be sufficient to meet our present financial requirements, including planned capital expenditures, scheduled lease payments and debt service obligations for at least the next 12 months.

Our total cash and marketable securities increased from $835.2 million as of December 31, 2023 to $836.0 million as of September 30, 2024, or by $0.8 million. At September 30, 2024, our total capital mix was 51.3% equity and 48.7% long-term debt, compared to 45.2% equity and 54.8% long-term debt at December 31, 2023. During the nine months ended September 30, 2024, we repurchased 0.5 million shares of our common stock for $38.4 million under share repurchase programs authorized by our Board of Directors.

As of September 30, 2024, and December 31, 2023, we had $47.1 million and $49.1 million, respectively, in letters of credit and surety bonds outstanding with various banks and surety institutions. We had no restricted cash as of September 30, 2024, and December 31, 2023.

Sources and Uses of Cash

Cash Position and Liquidity. The following table provides a summary of the net cash provided by (used in) our operating, investing and financing activities for the nine months ended September 30, 2024 and 2023, and our total cash and marketable securities positions as of September 30, 2024, and December 31, 2023 (in thousands):

	For the nine months ended September 30,
	2024	2023	$ Change	% Change
Net cash provided by operating activities	$506,565	$511,907	$(5,342)	(1.0)%
Net cash provided by (used in) investing activities	(119,001)	61,003	(180,004)	(295.1)%
Net cash used in financing activities	(358,232)	(550,564)	192,332	(34.9)%

	September 30,	December 31,
	2024	2023	$ Change	% Change
Cash and cash equivalents	$177,609	$148,277	$29,332	19.8%
Marketable securities	658,433	686,946	(28,513)	(4.2)%
Total	$836,042	$835,223	$819	0.1%

Cash Flows provided by Operating Activities

Our cash flows provided by operating activities was $506.6 million for the nine months ended September 30, 2024, compared to $511.9 million for the nine months ended September 30, 2023. Our operating cash flows are typically impacted by various factors including our net income, adjusted for non-cash expenses and gains such as depreciation expense, stock-based compensation expense and gains or losses on the disposal of assets; and timing of cash payments and cash receipts attributed to our various current asset and liability accounts, such as accounts receivable, inventory, accounts payable, accrued liabilities, deferred revenue and unbilled revenue.

The decrease in our cash flow from operations for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was primarily due to the timing of cash payments on our current liability accounts and a decrease in cash received in excess of revenue recognized for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, offset by the increase in net income, adjusted for non-cash items, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.

Cash Flows provided by (used in) Investing Activities

Our cash flows used in investing activities was $119.0 million for the nine months ended September 30, 2024, compared to cash flows provided by investing activities of $61.0 million for the nine months ended September 30, 2023. Our investing cash flows are typically impacted by various factors including our capital expenditures, such as the acquisition of aircraft and spare engines; deposit payments and refunds of previously made deposits on new aircraft; purchase and sales of marketable securities; proceeds from the sale of assets; and timing of cash payments and cash receipts attributed to our various long-term asset and long-term liability accounts.

Excluding the purchase and sale of marketable securities, which results in the transfer of dollars between our investments in marketable securities and our cash accounts, our cash used in investing activities decreased from $192.7 million for the nine months ended September 30, 2023, to $147.6 million for the nine months ended September 30, 2024. The decrease in cash used in investing activities, excluding the transfer of dollars between our investments in marketable securities and our cash accounts, was primarily due to a decrease of $55.5 million in aircraft deposits and $12.0 million in the acquisition of property and equipment for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, due to the early lease buyouts we executed during the nine months ended September 30, 2023. This was offset by an increase in our cash used to acquire other long-term assets, including our investment in Contour, for the nine months ended September 30, 2024.

Cash Flows provided by (used in) Financing Activities

Our cash flows used in financing activities was $358.2 million for the nine months ended September 30, 2024, compared to cash used in financing activities of $550.6 million for the nine months ended September 30, 2023. Our financing cash flows are typically impacted by various factors including proceeds from issuance of debt, principal payments on debt obligations, repurchases of our common stock and payment of cash dividends.

The $192.3 million decrease in cash used for financing activities for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was primarily due to a decrease of $207.8 million in cash used to purchase treasury stock, offset by an increase of $7.0 million in principal payments on long-term debt and an increase of $6.3 million for employee income taxes paid on vested equity awards during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.

Significant Commitments and Obligations

General

See Note 7, “Leases, Commitments and Contingencies,” to the condensed consolidated financial statements for our commitments and obligations for each of the next five years and thereafter.

Purchase Commitments and Options

As of September 30, 2024, we had a firm purchase commitment for 20 new E175 aircraft from Embraer with delivery dates anticipated into 2026. We also have a firm purchase commitment to purchase 11 used CRJ550 aircraft with anticipated delivery dates into 2025. One of such CR550 aircraft was acquired during the three months ended September, 30, 2024.

At the time of each aircraft acquisition, we evaluate the financing alternatives available to us, and select one or more of these methods to fund the acquisition. In recent years, we have issued long-term debt to finance our new aircraft. At present, we intend to fund our aircraft purchase commitments through a combination of cash on hand and debt financing. Based on current market conditions and discussions with prospective leasing organizations and financial institutions, we currently believe that we will be able to obtain financing for our committed acquisitions, as well as additional aircraft. We intend to finance the firm purchase commitment for 20 E175 aircraft with approximately 75-85% debt and the remaining balance with cash. We intend to fund the purchase of the remaining 10 used CRJ550 aircraft through cash on hand.

Aircraft Lease and Facility Obligations

We also have long-term lease obligations, primarily relating to our facilities, aircraft and engines. Excluding aircraft financed by our major airline partners that we operate for them under contract, we had eight aircraft under lease with remaining terms ranging from five years to six years as of September 30, 2024. Future minimum lease payments due under all long-term operating leases were approximately $127.6 million at September 30, 2024. Assuming a 6.3% discount rate, which is the average incremental borrowing rate we anticipate we would have incurred on debt obtained over a similar term to acquire these assets, the present value of these lease obligations would have been equal to approximately $85.3 million at September 30, 2024.

Long-term Debt Obligations

As of September 30, 2024, we had $2.7 billion of long-term debt, which consisted of $2.5 billion of debt used to finance aircraft and spare engines and $200.6 million of unsecured debt payable to U.S. Department of the Treasury. The average effective interest rate on our debt was approximately 4.1% at September 30, 2024.

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

We have guaranteed $25.6 million in promissory notes of third parties in event the third parties default on their payments. The third parties’ loans are secured by aircraft and engines.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

In the past, we have not experienced sustained material difficulties with fuel availability, and we currently expect to be able to obtain fuel at prevailing prices in quantities sufficient to meet our future needs. Pursuant to our contract flying arrangements, United, Delta, American and Alaska have agreed to bear the economic risk of fuel price fluctuations on our contracted flights. We bear the economic risk of fuel price fluctuations on our prorate and SWC operations. For the nine months ended September 30, 2024, approximately 13.2% of our total flying agreements revenue was derived from prorate agreements and SWC. For the nine months ended September 30, 2024, the average price per gallon of aircraft fuel was $3.30. For illustrative purposes only, we have estimated the impact of the market risk of fuel price fluctuations on our prorate and SWC operations using a hypothetical increase of 25% in the price per gallon we purchase. Based on this hypothetical assumption, we would have incurred an additional $16.3 million in fuel expense for the nine months ended September 30, 2024.

Interest Rates

As of September 30, 2024, our long-term debt had fixed interest rates. We currently intend to finance the acquisition of aircraft through manufacturer financing or long-term borrowings. Changes in interest rates may impact our actual cost to acquire future aircraft. To the extent we place new aircraft in service under our capacity purchase agreements with United, Delta, American, Alaska or other carriers, our capacity purchase agreements currently provide that reimbursement rates will be adjusted to reflect the interest rates effective at the closing of the respective aircraft financing. A hypothetical 50 basis point change in market interest rates would not have a material effect on our financial results.

Labor and Inflation Risk

The global economy has experienced, and continues to experience high rates of inflation. We cannot predict how long these inflationary pressures will continue, or how they may change over time, but we expect to see continued impacts on the global economy and our Company.

As a result, our costs have become, and we expect they will continue to be, subject to significant inflationary pressures, and we may not be able to fully offset such higher costs through price increases under our capacity purchase agreements. Salaries, wages and benefits expense represented 48.5% of our total operating expense for the nine months ended September 30, 2024. For illustrative purposes, a hypothetical increase of 25% to our salaries, wages and benefits during the nine months ended September 30, 2024, would have increased our operating expenses by approximately $270.9 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2024, those controls and procedures were effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

During the nine months ended September 30, 2024, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities. As of September 30, 2024, our management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on our financial position, liquidity or results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has adopted stock repurchase programs which authorize us to repurchase shares of our common stock in the public market or in private transactions, from time to time, at prevailing prices. Our current stock repurchase program was authorized in May 2023 for the repurchase of up to $250.0 million of our common stock. At September 30, 2024, $52.5 million remains available under the May 2023 authorization. The following table summarizes the repurchases under our stock purchase program during the three months ended September 30, 2024:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in Thousands)
July 1, 2024 - July 31, 2024	62,253	$80.27	62,253	$63,851
August 1, 2024 - August 31, 2024	137,252	$72.23	137,252	$53,937
September 1, 2024 - September 30, 2024	17,926	$77.63	17,926	$52,545
Total	217,431	$74.98	217,431	$52,545
(1)	In May 2023, our Board of Directors approved a stock purchase program, which superseded our prior repurchase program and authorized us to repurchase up to $250.0 million of our common stock. Purchases are made at management’s discretion based on market conditions and financial resources. As of September 30, 2024, we had repurchased 4,779,973 shares of our common stock for $197.5 million and had $52.5 million remaining availability under the May 2023 authorization.

ITEM 5.  OTHER INFORMATION

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-3 filed on November 18, 2005).
3.2	Amended and Restated Bylaws of SkyWest Inc., effective August 6, 2024 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on August 8, 2024).
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer
32.2	Certification of Chief Financial Officer
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, to be signed on its behalf by the undersigned, thereunto duly authorized, on November 1, 2024.

SKYWEST, INC.

By	/s/ Robert J. Simmons
Robert J. Simmons
Chief Financial Officer