Form 10-K
period 2024-12-31
SKYWEST INC
filed 2025-02-13
CIK 793733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of the registrant’s common stock held by non-affiliates (based upon the closing sale price of the registrant’s common stock on The Nasdaq Global Select Market) on June 30, 2024 was approximately $3,290,491,847.

As of February 7, 2025, there were 40,330,017 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s proxy statement to be used in connection with the registrant’s 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report as specified. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2024.

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

Cautionary Statement Concerning Forward-Looking Statements

Certain of the statements contained in this Report should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” “hope,” “likely,” and “continue” and similar terms used in connection with statements regarding our outlook, anticipated operations, the revenue environment, our contractual relationships, and our anticipated financial performance. These statements include, but are not limited to, statements about the continued demand for our product, the effect of economic conditions on SkyWest’s business, financial condition and results of operations, the scheduled aircraft deliveries, fleet expansion and anticipated fleet size for SkyWest in upcoming periods, expected production levels in future periods and associated staffing challenges, pilot attrition trends, SkyWest’s coordination with United Airlines, Inc. (“United”), Delta Air Lines, Inc. (“Delta”), American Airlines, Inc. (“American”) and Alaska Airlines, Inc. (“Alaska”) (each, a “major airline partner” and together, “major airline partners”) to optimize the delivery of aircraft under previously announced agreements and quickly placing new aircraft deliveries into service, the expected terms, timing and benefits related to SkyWest’s leasing, strategic partnership and joint venture transactions, SkyWest’s provision of assets to Corporate Flight Management, Inc. d/b/a Contour Airlines (“Contour”), scheduled flight service to smaller communities, increasing the utilization and efficiency of all fleet types as well as SkyWest’s future financial and operating results, plans, objectives, expectations, estimates, intentions and outlook, and other statements that are not historical facts. All forward-looking statements included in this Report are made as of the date hereof and are based on information available to SkyWest as of such date. SkyWest assumes no obligation to update any forward-looking statements unless required by law. Readers should note that many factors could affect the future operating and financial results of SkyWest and could cause actual results to vary materially from those expressed in forward-looking statements set forth in this Report. These factors include, but are not limited to the challenges of competing successfully in a highly competitive and rapidly changing industry; developments associated with fluctuations in the economy and the demand for air travel, including related to inflationary pressures, and related decreases in customer demand and spending; uncertainty regarding potential future outbreaks of infectious diseases or other health concerns, and the consequences of such outbreaks to the travel industry, including travel demand and travel behavior, and our major airline partners in general and the financial condition and operating results of SkyWest in particular; the prospects of entering into agreements with existing or other carriers to fly new aircraft; uncertainty regarding timing and performance of key third-party service providers; ongoing negotiations between SkyWest and its major airline partners regarding their contractual obligations; uncertainties regarding operation of new aircraft; the ability to attract and retain qualified pilots, including captains, and related staffing challenges; the impact of regulatory issues such as pilot rest rules and qualification requirements; the ability to obtain aircraft financing; the financial stability of SkyWest’s major airline partners and any potential impact of their financial condition on the operations of SkyWest; fluctuations in flight schedules, which are determined by the major airline partners for whom SkyWest conducts flight operations; variations in market and economic conditions; significant aircraft lease and debt commitments; estimated useful life of long-lived assets, residual aircraft values and related impairment charges; labor relations and costs; the impact of global instability; rapidly fluctuating fuel costs and potential fuel shortages; the impact of weather-related, natural disasters and other air safety incidents on air travel and airline costs; aircraft deliveries; uncertainty regarding ongoing hostility between Russia and the Ukraine, as well as Israel and Hamas, and the related impacts on macroeconomic conditions and on the international operations of any of our major airline partners as a result of such conflict; the availability of parts used in connection with maintenance and repairs of the aircraft; the availability of suitable replacement aircraft for aging aircraft; and other unanticipated factors.

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

ITEM 1. BUSINESS

General

Through SkyWest Airlines, we offer scheduled passenger service to destinations in the United States, Canada and Mexico. Substantially all of our flights are operated as United Express, Delta Connection, American Eagle or Alaska Airlines flights under code-share agreements with United, Delta, American or Alaska, respectively. Code-share agreement are commercial agreements between airlines that, among other things, allow one airline to use another airline’s flight designator codes on its flights. As of December 31, 2024, we offered approximately 2,190 daily departures, of which approximately 890 were United Express flights, 700 were Delta Connection flights, 380 were American Eagle flights and 220 were Alaska Airlines flights.

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

Fleet

SkyWest has been flying since 1972. During our long operating history, we have developed an industry-leading reputation for providing quality regional airline service. As of December 31, 2024, our fleet consisted of aircraft manufactured by Embraer S.A. (“Embraer”) and MHI RJ Aviation ULC, formerly known as Bombardier Aerospace (“Bombardier”), including the E175 regional jet aircraft (“E175”), the Canadair CRJ900 regional jet aircraft (“CRJ900”), the Canadair CRJ700 regional jet aircraft (“CRJ700”), including a 50-seat configuration of the CRJ700 aircraft, commonly referred to as a “CRJ550” and the Canadair CRJ200 regional jet aircraft (“CRJ200”). As of December 31, 2024, we had 624 total aircraft in our fleet, including 492 aircraft in scheduled service or under contract pursuant to our code-share agreements, summarized as follows:

	E175	CRJ900	CRJ700/CRJ550	CRJ200	Total
United	114	—	27	75	216
Delta	86	36	21	—	143
American	20	—	71	—	91
Alaska	42	—	—	—	42
Aircraft in scheduled service or under contract	262	36	119	75	492
SWC	—	—	—	18	18
Leased to third parties	—	5	35	—	40
Other (1)	—	8	20	46	74
Total Fleet	262	49	174	139	624
(1)	As of December 31, 2024, other aircraft included: supplemental spare aircraft supporting our code-share agreements that may be placed under future code-share or leasing arrangements, aircraft transitioning between code-share agreements with our major airline partners or aircraft that are scheduled to be disassembled for use as spare parts.

Bombardier and Embraer are the primary manufacturers of regional jets operated in the United States and offer many of the amenities of larger commercial jet aircraft, including flight attendant service, a stand-up cabin, overhead and under seat storage, lavatories and in-flight snack and beverage service. The Bombardier CRJ900, CRJ700 and CRJ550 aircraft and the Embraer E175 aircraft we operate are configured with a first-class seating section. The Bombardier CRJ200 aircraft we operate are configured with single-class seating. The speed of Bombardier and Embraer regional jets is comparable to larger aircraft operated by major airlines, and they have a range of approximately 1,600 miles and 2,100 miles, respectively. As of December 31, 2024, our fleet seat configuration by aircraft type is summarized as follows:

Manufacturer	Aircraft Type	Seat Configuration
Embraer	E175s	70-76
Bombardier	CRJ900s	70-76
Bombardier	CRJ550/CRJ700s	50-70
Bombardier	CRJ200s	30-50

SkyWest Leasing

SkyWest Leasing is a reportable segment that includes revenue associated with our financing of new aircraft with debt under our capacity purchase agreements, currently consisting of our E175 aircraft, and the depreciation and interest expense of our E175 aircraft. The SkyWest Leasing segment additionally includes the revenue and expense from leasing aircraft and engines to third parties. The SkyWest Leasing segment’s total assets and capital expenditures include the acquired E175 aircraft and aircraft and engines leased to third parties.

As of December 31, 2024, SkyWest Leasing leased 35 CRJ700 aircraft, five CRJ900 aircraft and regional jet aircraft engines to third parties.

SkyWest Charter (SWC)

In 2022, we formed a new subsidiary, SWC, which began operations in 2023. SWC offers on-demand charter service using CRJ200 aircraft in a 30-seat configuration. As of December 31, 2024, SWC had 18 aircraft available for on-demand charter service.

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

Generally, the airline industry is sensitive to changes in general economic conditions. Economic downturns, combined with competitive pressures, have contributed to a number of reorganizations, bankruptcies, liquidations and business combinations among major and regional carriers. The effect of economic downturns may be somewhat mitigated by our predominantly contract-based flying agreements. If, however, any of our major airline partners experience a prolonged decline in the number of passengers or are negatively affected by low ticket prices or high fuel prices, they may seek rate reductions in future code-share agreements, or materially reduce scheduled flights in order to reduce their costs. In addition, adverse weather conditions can impact our ability to complete scheduled flights and can have a negative impact on our operations and financial condition. Also, major airline scope limitations may restrict growth opportunities for the regional carriers. Additionally, attrition of our pilots or other workgroups may reduce our flying schedules and have a negative impact on our operations and financial condition.

Impact of Regional Airline Captain Availability on Production

As passenger demand in the airline industry recovered from the COVID-19 pandemic in 2020, the number of regional airline captains and first officers hired by major airlines and low-cost carriers significantly increased. As a result, we experienced a high level of captain and first officer attrition during 2022 and 2023. During 2024, captain attrition began to ease. Sequential fluctuations in the number of completed departures and completed block hours from 2022 to 2024 were primarily driven by available captains.

Capacity and flight schedule impact. We completed the following number of flights and related block hours in 2024, 2023 and 2022:

	For the year ended December 31,
	2024	2023	2022
Departures	766,742	691,962	739,388
Block hours	1,292,040	1,140,443	1,254,392

Liquidity

At December 31, 2024, we had $876.7 million in total available liquidity, consisting of $801.6 million in cash, cash equivalents and marketable securities, and $75.1 million available for borrowing under our line of credit.

Industry Overview

Majors, Low-Cost Carriers and Regional Airlines

The airline industry in the United States has traditionally been comprised of several major airlines, including Alaska, American, Delta and United. The major airlines offer scheduled flights to most major U.S. cities, numerous smaller U.S. cities, and cities throughout the world through a hub-and-spoke network.

Low-cost carriers, such as Southwest Airlines Co. (“Southwest”), JetBlue Airways Corporation (“JetBlue”), Spirit Airlines, Inc. (“Spirit”), Allegiant Travel Company (“Allegiant”), Frontier Group Holdings, Inc. (“Frontier”) and Breeze Aviation Group, Inc. (“Breeze”) generally have lower cost structures than major airlines, which permits them to offer flights to and from many of the same markets as the major airlines, but at lower prices. Low-cost carriers typically operate using a point-to-point network strategy, rather than a hub-and-spoke network.

Regional airlines, including SkyWest, typically operate smaller aircraft on shorter routes than major and low-cost carriers. Several regional airlines, including Endeavor, Envoy, Horizon, Piedmont and PSA, are wholly-owned subsidiaries of major airlines.

Regional airlines generally do not try to establish an independent route system and compete with the major airlines. Rather, regional airlines typically enter into agreements with one or more major airlines, pursuant to which the regional airline agrees to use its smaller, lower-cost aircraft to carry passengers booked and ticketed by the major airline between a hub of the major airline and a smaller outlying city. In exchange for such services, the major airline pays the regional airline either fixed fees to operate the flight, termed “capacity purchase agreement,” or “flying contract,” or the regional airline receives a percentage of applicable passenger ticket revenues on designated flights operated by the regional airline, termed “prorate agreement” as described in more detail below.

Code-Share Agreements

Regional airlines generally enter into code-share agreements with major airlines, pursuant to which the regional airline is authorized to use the major airline’s two-letter flight designator codes to identify the regional airline’s flights and fares in the central reservation systems, to paint its aircraft with the colors and/or logos of the major airline and to market and advertise its status as a carrier for the major airline. Code-share agreements also generally obligate the major airline to provide services such as reservations, ticketing, ground support and gate access to the regional airline, and the major airline often coordinates marketing, advertising and other promotional efforts. In exchange, the regional airline provides a designated number of low-capacity (usually between 50 and 76 seats) flights between larger airports served by the major airline and surrounding cities, usually in lower-volume markets. The financial arrangements between the regional airlines and their code-share partners usually involve either capacity purchase agreements or prorate agreements as explained below:

●	Capacity Purchase Agreements. Under a capacity purchase agreement, the major airline generally pays the regional airline a fixed-fee for each departure, flight hour (measured from takeoff to landing, excluding taxi time) and block hour (measured from takeoff to landing, including taxi time) and an amount per aircraft in service each month with additional incentives based on completion of flights, on-time performance and other operating metrics. The regional airline typically acquires or finances the aircraft used under the capacity purchase agreement, which is accounted for as a lease of the aircraft to our major airline partner. In addition, under a capacity purchase agreement, the major airline bears the risk of fuel price fluctuations and certain other costs. Regional airlines benefit from capacity purchase agreements because they are protected from some of the elements that typically cause volatility in airline financial performance, including variations in ticket prices, number of passengers onboard each flight and increasing fuel prices. However, regional airlines with capacity purchase agreements generally do not benefit from positive trends in ticket prices, ancillary revenue, such as baggage and food and beverage fees, the number of passengers enplaned or decreasing fuel prices, because the major airlines retain passenger fare volatility risk and fuel costs associated with the regional airline flight.
●	Prorate Agreements. Under a prorate agreement, the major airline and regional airline negotiate a passenger fare proration formula for specifically identified routes, pursuant to which the regional airline receives a percentage of the ticket revenues for those passengers traveling for one portion of their trip on the regional airline and the other portion of their trip on the major airline. On the other hand, the regional airline receives all of the passenger fare when a passenger purchases a ticket on a route solely operated by the regional airline. Substantially all costs associated with the regional airline flight are borne by the regional airline, including the fuel cost. In a prorate agreement, the regional airline may realize increased profits as ticket prices and passengers carried increase or fuel prices decrease and, correspondingly, the regional airline may realize decreased profits as ticket prices and passengers carried decrease or fuel prices increase.

We have code-share agreements with United, Delta, American and Alaska. During the year ended December 31, 2024, approximately 87% of our flying agreements revenue related to capacity purchase agreement flights, where United, Delta, American and Alaska controlled scheduling, ticketing, pricing, and seat inventories. The remainder of our flying agreements revenue during the year ended December 31, 2024, related to prorate flights for United or Delta, where we controlled scheduling, pricing and seat inventories on certain prorate routes, and shared passenger fares with United or Delta according to prorate formulas and SWC on-demand charter flights. The routes placed under our prorate agreements typically include flight service between one of our partners’ hub cities and a city not served under our capacity purchase agreements.

Under our capacity purchase agreements, our major airline partners compensate us for our costs of owning the aircraft on a monthly basis. The aircraft compensation structure varies by agreement but is intended to cover either our aircraft principal and interest debt service costs or our aircraft depreciation and interest expense while the aircraft is under contract. The number of aircraft under our capacity purchase agreements and our prorate agreements as of December 31, 2024 is reflected in the summary below. The following summaries of our code-share agreements with our major airline partners do not purport to be complete and are qualified in their entirety by reference to the applicable agreement.

United Express Agreements

Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
United Express Agreements (capacity purchase agreement)	• E175 • CRJ700/CRJ550 • CRJ200	114 27 50	• Individual aircraft have scheduled removal dates under the agreement between 2025 and 2033 • The average remaining term of the aircraft under contract is 2.5 years
United Express Prorate Agreement (prorate agreement)	• CRJ 200	25*	• Terminable with 120-day notice
Total under United Express Agreements		216

Delta Connection Agreements

Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
Delta Connection Agreement (capacity purchase agreement)	• E175 • CRJ900 • CRJ700	86 35 5	• Individual aircraft have scheduled removal dates from 2025 to 2034 • The average remaining term of the aircraft under contract is 4.2 years
Delta Connection Prorate Agreement (prorate agreement)	• CRJ900 • CRJ700/CRJ550	1* 16*	• Terminable with 30-day notice
Total under Delta Connection Agreements		143

American Capacity Purchase Agreement

Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
American Agreement (capacity purchase agreement)	• E175 • CRJ700	20 71	• Individual aircraft have scheduled removal dates from 2025 to 2032 • The average remaining term of the aircraft under contract is 4.6 years
Total under American Agreement		91

Alaska Capacity Purchase Agreement

Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
Alaska Agreement (capacity purchase agreement)	• E175	42	• Individual aircraft have scheduled removal dates from 2030 to 2034 • The average remaining term of the aircraft under contract is 6.5 years
*
Our prorate agreements are based on specific routes, not a specific aircraft count. The number of aircraft listed above for each prorate agreement approximates the number of aircraft we use to serve the prorate routes.

In addition to the aircraft operating under the respective agreements outlined above, we have agreed with our major airline partners to place additional aircraft under capacity purchase agreements as summarized below. We are coordinating with our major airline partners to optimize the timing of upcoming fleet deliveries and the delivery timing referenced below is subject to change.

●	Capacity purchase agreement with United for 15 new E175 aircraft. Seven new E175 aircraft are currently scheduled for delivery in 2025 and eight new E175 aircraft are scheduled for delivery in 2026. We anticipate financing the aircraft through debt.
●	Capacity purchase agreement with Alaska for one new E175 aircraft. The delivery date for the new E175 aircraft is currently scheduled for 2025. We anticipate financing the aircraft through debt.
●	Capacity purchase agreement with United for 30 used CRJ550 aircraft. Pursuant to these agreements, the Company is in the process of acquiring four used CRJ550s and will convert 26 of its CRJ700s to CRJ550s. The aircraft are anticipated to be placed into service between 2025 and the end of 2026.

United Express Agreements

We and United are parties to two United Express agreements: a United Express agreement to operate certain CRJ200 aircraft and CRJ700 aircraft, and a United Express agreement to operate E175 aircraft and CRJ550 aircraft (collectively, the “United Express Agreements”).

The United Express Agreements have a latest scheduled termination date in 2033. The United Express Agreements are subject to early termination in various circumstances including:

●	if we or United fail to fulfill an obligation under the United Express Agreements, subject to applicable notice and cure periods;
●	if our operations fall below certain performance levels or if we fail to meet certain safety standards;
●	subject to limitations imposed by the U.S. Bankruptcy Code, if either party becomes insolvent, fails to pay its debts when due, takes action leading to its cessation as a going concern, makes an assignment of substantially all of its assets, or ceases or suspends operations; or
●	subject to limitations imposed by the U.S. Bankruptcy Code, if bankruptcy proceedings are commenced by or against either party and certain specified conditions are not satisfied.

Delta Connection Agreements

We and Delta are parties to a Delta Connection Agreement (the “Delta Connection Agreement”), pursuant to which we provide contract flight services for Delta.

The Delta Connection Agreement has a latest scheduled termination date of 2034. The Delta Connection Agreement is subject to early termination in various circumstances including:

●	if we or Delta commit a material breach of the Delta Connection Agreement, subject to applicable notice and cure periods;
●	if we fail to conduct all flight operations and maintain all aircraft under the Delta Connection Agreement in compliance in all material respects with applicable government regulations;
●	if we fail to satisfy certain performance or safety requirements; or
●	if either party files for bankruptcy, reorganization or similar action (subject to limitations imposed by the U.S. Bankruptcy Code) or makes an assignment for the benefit of creditors.

American Agreement

We and American are parties to a Capacity Purchase Agreement (the “American Agreement”) for the operation of E175 and CRJ700 aircraft. The American Agreement has a latest scheduled termination date of 2032 and is subject to early termination in various circumstances including:

●	if we or American fail to fulfill certain obligations under the American Agreement, subject in certain cases to a 30-day notice and cure period;
●	if our operations fall below certain performance levels or safety standards;
●	subject to limitations imposed by the U.S. Bankruptcy Code, if either party makes a general assignment for the benefit of creditors or becomes insolvent; or
●	subject to limitations imposed by the U.S. Bankruptcy Code, if bankruptcy proceedings are commenced by or against either party and certain specified conditions are not satisfied.

Alaska Agreement

We and Alaska are parties to a capacity purchase agreement (the “Alaska Agreement”) for the operation of E175 aircraft. The Alaska Agreement has a latest scheduled termination date of 2034 and is subject to early termination in various circumstances including:

●	if we or Alaska fail to fulfill an obligation under the Alaska Agreement, subject to applicable notice and cure periods;
●	if our operational performance falls below certain performance levels or if we fail to satisfy certain safety requirements;
●	subject to limitations imposed by the U.S. Bankruptcy Code, if either party makes a general assignment for the benefit of creditors or becomes insolvent; or
●	subject to limitations imposed by the U.S. Bankruptcy Code, if bankruptcy proceedings are commenced by or against either party and certain specified conditions are not satisfied.

Training and Aircraft Maintenance

We provide substantially all training to our crew members and maintenance personnel at our training facilities. Our employees perform routine airframe and engine maintenance along with periodic inspections of equipment at our maintenance facilities. We also use third-party vendors for certain airframe and engine maintenance work.

Fuel

Our capacity purchase agreements with United, Delta, American and Alaska require the respective major airline partner to pay for fuel costs, either directly to the fuel vendor or to reimburse us for the fuel costs we incur under those agreements, thereby reducing our exposure to fuel price fluctuations. Under our prorate agreements with United and Delta, we are responsible for the costs to operate the flights, including fuel costs, and therefore we are exposed to fuel price fluctuations for flights operated under our prorate agreements. During the year ended December 31, 2024, our major airline partners purchased the majority of the fuel for our aircraft flying under their respective capacity purchase agreements directly from their fuel vendors or, when applicable, reimbursed us for the fuel costs we incurred under the capacity purchase agreements. Historically, we have not experienced sustained material problems with the availability of fuel and believe we will be able to obtain fuel in quantities sufficient to meet our existing and anticipated future requirements at competitive prices. We typically purchase fuel from third-party suppliers for our prorate agreements. A substantial increase in the price of jet fuel for flights we operate under our prorate agreements, or the lack of adequate fuel supplies in the future, could have a material adverse effect on our business, financial condition, results of operations or liquidity.

Human Capital Resources

Employee Profile

As of December 31, 2024, we employed 14,610 total employees, consisting of 5,048 pilots, 4,612 flight attendants, 1,716 airport operations personnel, 1,463 maintenance technicians, 887 other maintenance personnel, 198 dispatchers and 686 operational support and administrative personnel. Our total employees at December 31, 2024, included 1,734 part-time employees. As of December 31, 2024, all our employees are employed by SkyWest Airlines or to a limited extent, by SWC. Certain SkyWest Airlines employees also provide administrative support to the SkyWest Leasing segment. Approximately 89.2% of these employees were represented by in-house labor associations that have entered into collective bargaining agreements regarding employee compensation and work rules. None of these employees are currently represented by an outside union. Outside union organizing efforts among our employees do occur from time to time and may continue in the future. If unionization efforts are successful, we may be subjected to increased risks of work interruption or stoppage; and/or we may be limited in our ability to communicate with our employees, which would negatively impact our culture and working relationship with our employees. Additionally, an outside union may limit our ability to increase employee wages to market rates in a timely manner which could result in low employee job satisfaction and increased employee attrition. SkyWest Airlines has never experienced a work stoppage due to a strike or other labor dispute, and we consider our relationships with our employees to be good.

Our relations with labor are governed by the Railway Labor Act (the “RLA”), the federal law governing labor relations between air carriers and their employees. Under the RLA, a collective bargaining agreement between an airline and a labor representative does not expire, but instead becomes amendable as of a stated date. If either party wishes to modify the terms of any such agreement, it must notify the other party in the manner prescribed by the RLA and/or described in the agreement. After receipt of such notice, the parties must meet for direct negotiations, and if no agreement is reached, either party may request the National Mediation Board (“NMB”) to initiate a process including mediation, arbitration, and a potential “cooling off” period that must be followed before either party may engage in “self-help.” “Self-help” includes, among other things, a strike by the representative or the imposition of proposed changes to the collective bargaining agreement by the airline. If the NMB believes that self-help has the risk “substantially to interrupt interstate commerce to a degree such as to deprive any section of the country of essential transportation service,” it may recommend that the President establish a Presidential Emergency Board (“PEB”). The PEB would hear testimony and make a recommendation regarding how to resolve the outstanding issues.

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

School Partnerships and Development. We maintain relationships with numerous flight schools and educational institutions across the country that are focused on developing the next generation of aviation professionals. We have also developed relationships with numerous aviation mechanic schools. We typically recruit pilots and maintenance technicians that have completed required coursework from an accredited flight or maintenance school, respectively, and have obtained other applicable certifications. We also provide other programs to enhance our recruiting efforts towards individuals who are in process of completing their training, including a Pilot Pathway Program and an Aviation Maintenance Technician (AMT) Pathway Program.

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
●	The SkyWest AMT Pathway Program provides a career path for maintenance technicians seeking employment with SkyWest. Participants benefit from the SkyWest AMT Pathway Program through accelerated starting seniority at SkyWest, guaranteed final interview upon meeting requirements and access to mechanic advisors.

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

Diversity & Inclusion

Our approach is to hire the best qualified individuals, regardless of race, religion, gender, national origin, disability, sexual orientation or similar classifications. As of December 31, 2024, approximately 42% and 32% of our workforce were women and people of color, respectively. We believe every employee brings unique education, skills and life experiences to SkyWest that supplement our ability to achieve our commitment to excellence and to our customers and passengers. As part of SkyWest’s commitment to hire the best qualified individuals, we have:

●	Developed required training for all employees, which reviews our Company policies, provides opportunities to apply policy to real-world examples and reaffirms our approach of hiring the best qualified individuals regardless of race, religion, gender, national origin, sexual orientation or similar classifications.
●	Created ongoing opportunities to highlight employees from different cultures throughout the year on internal and external websites.

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

Employee Reporting

Our Code of Conduct contains general guidelines for conducting business in an ethical manner. We are committed to a working environment that is safe and supports open and honest communication. We have established a reporting system for any SkyWest employee to report a violation of Company policy including harassment, discrimination, drug and alcohol use, questionable financial practice, or a breach involving safety or security. A general grievance may also be filed even if an employee has already utilized their chain of command or chooses to remain anonymous. Our Code of Conduct also forbids retaliation against any employee who, in good faith, reports a suspected violation of law or policy. Reports can be filed using a toll-free ethics and grievance hotline or by using an online reporting system on SkyWest’s intranet.

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

As the largest regional airline in the United States, we remain committed to working with our major airline partners to lower our environmental footprint while continuing to offer the best service to our customers and the communities we serve. Our largest source of emissions and environmental impact comes from utilizing jet fuel on flights operated under our code-share agreements with our major airline partners. Under our capacity purchase agreements, our major airline partners purchase the aircraft fuel we consume, select the aircraft type we operate, and set flight schedules, all of which are variables which impact fuel consumption efficiencies. During 2024, we produced approximately 5.6 million metric tons of CO2e from fuel burned, using industry emissions factors, on flights we operated under our code-share agreements. We are largely dependent on direction from our major airline partners regarding long-term fuel saving initiatives such as engine innovations reducing fuel consumption, use of sustainable alternative fuels, carbon sequestration programs, air traffic flow routing efficiencies, and similar initiatives. Each of our major airline partners may pursue alternative strategies and goals to reduce carbon emissions on flights we operate under our code-share agreements that may impact the rate at which we are able to reduce our carbon emissions, if at all. We anticipate our major airline partners will take responsibility for carbon emissions incurred on our contract flights.

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

We have entered into a strategic partnership with Eve UAM, LLC (“Eve UAM”), an Embraer company, to develop a network of deployment for Eve UAM’s electric vertical takeoff and landing (“eVTOL”) aircraft. Subject to an agreement of key commercial terms, this partnership includes the option for SkyWest to purchase up to 100 eVTOL aircraft.

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

Seasonality

Our results of operations for any interim period are not necessarily indicative of those for the entire year, in part because the airline industry is subject to seasonal fluctuations and changes in general economic conditions. Our operations are somewhat favorably affected by pleasure travel on our prorate routes, historically contributing to increased travel in the summer months, and are unfavorably affected by decreased business travel during the months from November through January and by inclement weather which can result in cancelled flights, principally during the winter months. Additionally, a significant portion of our capacity purchase agreements are based on completing flights and we typically have more scheduled flights during the summer months. We generally experience a significantly higher number of weather cancellations during the winter months, which negatively impacts our revenue during such months.

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

Risks That May Disrupt Our Operations

We may experience disruption in service due to delays from key third-party aircraft maintenance service providers.

We rely on third-party vendors for a variety of services, parts and functions critical to our business, particularly related to airframe and engine maintenance and repair. Even though we strive to formalize agreements with key vendors that define expected service levels and availability of parts, our use of outside vendors, including, but not limited to aircraft maintenance, ground handling, fueling, telecommunication systems and information technology services, increases our exposure to several risks. Current economic conditions have resulted in delays from third-party service providers for spare aircraft parts and third-party service providers have recently experienced challenges in retaining trained technicians. Delays from third-party service providers could negatively impact our ability to timely maintain our fleet currently in service. Additionally, as our captain attrition levels eased during 2024, our plans for 2025 include bringing certain CRJ aircraft out of storage and placing such aircraft into service. Delays in receiving spare parts and/or outsourced maintenance services could delay our efforts to place stored aircraft back into service.

Further, in the event that one or more vendors experiences labor shortages, aircraft part shortages, goes into bankruptcy, ceases operation or fails to perform as promised, replacement services may not be readily available at competitive rates, or at all. If one of our vendors fails to perform adequately, we may experience increased costs, delays, maintenance issues, safety issues or negative public perception of our airline. Vendor bankruptcies, unionization, regulatory compliance issues or significant changes in the competitive marketplace among suppliers could adversely affect vendor services or force us to renegotiate existing agreements on less favorable terms. These events could result in disruptions in our operations or increases in our cost structure.

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

Our operations also rely on retaining qualified pilots, including captains and first officers. Our pilots may seek employment at major airlines, low-cost carriers or cargo carriers, which generally offer higher salaries and more extensive benefit programs than regional airlines. In recent years, we have experienced elevated levels of pilot attrition, particularly attrition of our captains. Recent shortages of captains caused a sequential reduction in our annual block hours in 2022 and 2023. Although captain attrition levels eased in 2024, future elevated pilot attrition levels could constrain our flight schedules. Operating at reduced flying schedules results in operating inefficiencies which negatively impacts our financial results. If we request our major airline partners to reduce our flight schedules due to pilot or other labor shortages, our major airline partners may seek to enforce financial penalties or reduce the compensation otherwise payable to us under our capacity purchase agreements, which would likely have a negative impact on our revenues and adversely impact our financial condition.

We have experienced, and may continue to experience, difficulty recruiting and retaining other operational personnel.

In addition to pilots, our operations rely on recruiting and retaining other qualified personnel, including, but not limited to, flight attendants, maintenance technicians, dispatch personnel, crew support and other operational personnel. Our operational personnel may seek employment at major airlines, which generally offer higher salaries and more extensive benefit programs than regional airlines. Should the attrition of our employees sharply increase, we may not be able to hire sufficient personnel to replace those leaving. In the event we are unable to hire and retain other qualified personnel, we may be unable to operate requested flight schedules under our capacity purchase agreements, which could result in a reduction in revenue and operating inefficiencies, such as incremental new-hire training costs, and our business and financial condition could be adversely affected.

Various negative economic or industry conditions may result in reductions to our flight schedules, which could materially and adversely affect our operations and financial condition.

Our operations and financial condition are affected by many changing economic and other conditions beyond our control, including, among others:

●	disruptions in the credit markets, which may impact availability of price competitive financing;
●	actual or potential changes in international, national, regional and local economic, business and financial conditions, including recession, inflation, higher interest rates, public health emergencies, including pandemics, wars (including the ongoing conflict between Russia and Ukraine and Israel and Hamas), terrorist attacks or political instability;
●	impact on workforce availability and economic uncertainty;
●	future public health threats, outbreaks of diseases or other illnesses could negatively affect travel behavior and the industry;
●	changes in consumer preferences, perceptions, spending patterns or demographic trends;
●	changes in the competitive environment due to industry consolidation, new airlines entering the market, our major airline partners operating smaller sized aircraft that may reduce the demand for regional aircraft and other factors;
●	actual or potential disruptions to U.S. air traffic control systems;
●	interference on aviation equipment from the deployment of 5G wireless telecommunications systems;
●	price of jet fuel and oil that may negatively impact the number of flights we are scheduled to operate by our major airline partners under our capacity purchase agreements and may negatively impact the profitability of our prorate agreements;
●	weather and natural disasters.

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

The performance and reliability of our technology are critical to our ability to compete effectively. Any internal technological error, failure or large-scale external interruption in the information systems, networks, hardware, software and technological infrastructure we depend on, such as U.S. air traffic control systems, power, telecommunications or the internet (collectively, “IT Systems”), may disrupt our internal network, impact our ability to conduct our business and result in lower revenue and/or increased costs. Our IT Systems (including those provided by third parties) and information about our employees and other individuals and proprietary information belonging to our business such as trade secrets (“Confidential Information”) are vulnerable to a variety of sources of interruption due to events beyond our control, including natural disasters, terrorist attacks, telecommunications or IT System failures, computer viruses, hackers and other security issues.

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

There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information. Because we rely on third-party vendors and service providers for functions critical to our business, including information technology infrastructure and services, successful cyberattacks that disrupt or result in unauthorized access to third-party IT Systems can materially impact our operations and financial results. Remote and hybrid working arrangements at our company (and at many third-party service providers) also increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks.

We and certain of our third-party service providers have in the past experienced cybersecurity incidents. For example, as previously disclosed, our flight service was interrupted in 2021 due to a cyberattack that resulted in the installation of malware on our systems. The incident was considered fully remediated and settled through our insurer in 2023, and we are not aware of any ongoing liability. We cannot assure our cybersecurity risk management program will prevent such incidents from occurring in the future. While no incidents have had a material impact on our operations or financial results to date, we cannot guarantee that material incidents will not occur in the future as further described in “Item 1C. Cybersecurity”. Although we previously carried cybersecurity insurance coverage in the past, we currently do not have cybersecurity insurance coverage. Any cybersecurity incident or other adverse impact to the availability, integrity or confidentiality of our IT Systems or Confidential Information could compromise our ability to operate flights or technology systems, result in the loss of Confidential Information, legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, liability or regulatory penalties, disruption to our operations, damage to our reputation, loss of existing or future customers and/or significant incident response, system restoration or remediation and future compliance costs. Any or all of the foregoing could adversely affect our business, results of operations and financial condition.

Interruptions or disruptions in service at one of our hub airports, due to weather, system malfunctions or for any other reason, could have a material adverse impact on our operations.

We currently operate primarily through hubs supporting our major airline partners’ route networks across the United States. Nearly all of our flights either originate from or fly into one of these hubs. Our revenues depend primarily on our completion of flights and secondarily on service factors such as timeliness of departure and arrival. Any interruptions or disruptions could, therefore, severely and adversely affect us. Extreme weather such as hurricanes or tornados can cause flight disruptions, and, during periods of storms or adverse weather, our flights may be canceled or significantly delayed. We operate a significant number of flights to and from airports with potential winter related or other weather difficulties, including but not limited to, Chicago, Denver, Detroit, Minneapolis, Salt Lake City and San Francisco. A significant interruption or disruption in service at one of our hubs, due to adverse weather, system malfunctions, air traffic control disruptions, airport construction, security closures or otherwise, could result in the cancellation or delay of a significant portion of our flights and, as a result, could have a severe adverse impact on our operations and financial performance.

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

Changes to U.S. tariff and import/export regulations may have a negative effect on our suppliers and/or service providers and, in turn, could have a material adverse impact on our financial condition.

The United States has recently enacted and proposed to enact significant new tariffs. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. There continues to exist significant uncertainty about the future relationship between the United States and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly impact the cost of aircraft parts and supplies sourced internationally or impact the cost of service providers located outside of the United States, which in turn would negatively impact us.

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

Past terrorist attacks and their aftermath have negatively impacted the airline industry in general, including our operations. If additional terrorist attacks are launched against the airline industry, there will be lasting consequences of such attacks, which may include loss of life, property damage, increased security and insurance costs, increased concerns about future terrorist attacks, increased government regulation and airport delays due to heightened security. Additionally, terrorist attacks and the fear of such attacks could negatively impact the airline industry, and result in decreased passenger traffic and yields, increased flight delays or cancellations associated with new government mandates, as well as increased security, fuel and other costs. We cannot provide any assurance that these events will not harm the airline industry generally or our operations or financial condition in particular.

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

As of December 31, 2024, 359 out of our total 492 aircraft in scheduled service were operating under a capacity purchase agreement or a prorate agreement with either United or Delta. If our code-share relationship with United or Delta were terminated, our operations would be significantly impacted and we would not likely have an immediate source of revenue or earnings to offset such loss. A termination of either of these relationships would likely have a material adverse effect on our financial condition, operating revenues and net income unless we are able to enter into satisfactory substitute arrangements for the utilization of the affected aircraft by other code-share partners, or, alternatively, obtain the airport facilities and gates and make the other arrangements necessary to fly as an independent airline. We may not be able to enter into substitute code-share agreements, and any such arrangements we might secure may not be as favorable to us as our current agreements. Operating an airline independent from major airline partners would be a significant departure from our business plan and would likely require significant time and resources and may not be a viable alternative.

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

Under our capacity purchase agreements with our major airline partners, a portion of our compensation is based on pre-determined rates that are applied to our production, such as block hours, for the period. We also receive fixed monthly payments related to overhead costs and aircraft ownership costs from our major airline partners. Reduced utilization of our aircraft under our capacity purchase agreements will likely have a material adverse impact on the results of our operations and financial condition. During the year ended December 31, 2022, we amended our capacity purchase agreements with certain major airline partners that reduced certain future contractual fixed monthly payments and increased future contractual variable payments. A compensation structure that is weighted more to utilization and less to fixed payments could have a material adverse impact on the results of our operations and financial condition if utilization levels decrease. Additionally, amendments to our capacity purchase agreements that result in changes to our future scheduled fixed monthly payments will likely impact the timing of our revenue recognition. During the year ended December 31, 2024, the revenue we recognized was $44.9 million more than the fixed monthly cash payments received.

Although we currently anticipate we will recognize previously deferred revenue throughout 2025, future contract amendments or reduced utilization levels of our aircraft could negatively impact the timing of our revenue recognition.

Our major airline partners may experience events that negatively impact their financial strength or operations, which may also negatively impact our operations.

Our business model relies significantly on our major airline partners, and we may be negatively affected by their financial and operating strength. Events impacting airline travel, including pandemics or recessions, that negatively impact the financial strength of our major airline partners or have a long-term effect on the use of our major airline partners by airline travelers would likely have a material adverse effect on our business, financial condition and results of operations. If our major airline partners experience adverse effects to their operational or financial condition, they may be unable to make payments due to us under their capacity purchase agreements or may need to reduce utilization of our aircraft. Additionally, if one of our major airline partners undergoes bankruptcy, our agreement with such partner may not be assumed in bankruptcy and could be terminated. This and other events, which are outside of our control, could have a material adverse effect on our business, financial condition and results of operations.

Our growth may be limited with our major airline partners' flight systems.

Additional growth opportunities within our major airline partners’ flight systems are limited by various factors, including a limited number of regional aircraft each major airline partner can operate in its regional network due to scope limitations in its own labor agreements. Except as contemplated by our existing code-share agreements, we cannot be sure that our major airline partners will contract with us to fly any additional aircraft. We may not receive additional growth opportunities, or we may agree to modifications to our code-share agreements at less favorable terms in order to obtain additional aircraft, or for other reasons. Certain of our competitor regional airlines may agree to flying contract terms at lower rates or unfavorable contract terms, which could affect the terms offered to us. Even if we are offered growth opportunities by our major airline partners, those opportunities may involve economic terms or financing commitments that are unacceptable to us. Additionally, our major airline partners may reduce the number of regional jets in their system by not renewing or extending existing flying agreements with regional operators. Any one or more of these factors may reduce or eliminate our ability to expand our flight operations with our existing major airline partners.

There are long-term risks related to supply and demand of regional aircraft associated with our regional airline services strategy.

Various factors could change our major airline partners’ long-term strategy in using regional aircraft to support their network objectives. Such changes could result in a reduction in the number of regional aircraft our major airline partners operate in the future. If our major airline partners’ future strategies include a material reduction in regional aircraft generally or for specific aircraft types that we operate, the resulting decrease in demand in the aircraft we operate could have a material negative impact on our business and financial condition. Additionally, future developments of electric-powered aircraft designed to operate on routes typically served by regional aircraft could impact our major airline partners’ strategy and result in a reduction of demand or increase our capital expenditures and could have a material negative impact on our business and financial condition.

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

Revenue levels from our prorate agreements with our major airline partners may not continue to increase and are terminable upon notice of 120 days or less. Additionally, revenue levels from our SWC operation may not continue to increase.

While our prorate agreements and SWC revenue increased $76.0 million, or 19.9%, for the year ended December 31, 2024, compared to the year ended December 31, 2023, there is no assurance our prorate revenue or SWC revenue will continue to increase in 2025 or thereafter. Future increases in prorate revenue is based on several factors subject to change including, but not limited to, passenger demand on prorate routes, approval of new routes with our major airline partners, maintenance required to return parked aircraft for service and labor availability. Additionally, there is no assurance we will continue to be awarded subsidy contracts under the Essential Air Service (EAS) program on applicable prorate routes from the DOT going forward. Additionally, there is no assurance the EAS program will continue to receive funding by the U.S. Government. Future increases in SWC revenue is also based on several factors subject to change including, but not limited to, corporate or institutional demand for charter flights, competition for charter business and availability of other charter alternatives, such as ground transportation. Additionally, SWC applied for commuter authority from the DOT in 2022, which if approved, may allow SWC to expand its route strategy. There is no assurance that the DOT will approve SWC’s commuter authority application.

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

We have previously experienced disagreements with our major airline partners regarding the interpretation of various provisions of our code-share agreements. Some of those disagreements have resulted in litigation, and we may be subject to additional disputes and litigation in the future. Furthermore, there can be no assurance that any or all future disputes and related proceedings, if commenced, would be resolved in our favor. An unfavorable result in any such proceeding could have adverse financial consequences or require us to modify our operations. Such disagreements and their consequences could have an adverse effect on our operating results and financial condition.

We operate on-demand charter flights through our wholly-owned subsidiary, SWC, and such operations involve significant risk.

In 2022 we formed a new subsidiary, SWC, which had its first revenue generating charter flight in 2023. SWC offers on-demand charter service using CRJ200 aircraft in a 30 or less seat configuration under its own FAA operating certificate. As we grow operations, there may be significant risks, including that SWC may divert management’s attention or the Company’s resources from our core business and strategies and that the objectives of SWC may not materialize or may take longer to materialize than anticipated, including but not limited to SWC’s pending application with the DOT to operate under commuter authority.

The airline industry is highly competitive, which could adversely affect our operating results and financial condition.

The airline industry is highly competitive. We compete with other regional airlines on various factors including, but not limited to, labor resources, including pilots and mechanics; low operating costs; financial resources, including the ability to finance aircraft at competitive terms; geographical infrastructure; and overall customer service levels relating to on-time arrival and flight completion percentages. Our major airline partners rely on us to fly passengers from various locations into their hubs under our code-share agreements at competitive terms. We not only compete with other regional airlines, some of which are owned by or operated as code-share partners of major airlines, but we also indirectly face competition from low-cost carriers, such as Southwest, Allegiant, Spirit, JetBlue, Breeze and others, who compete with our major airline partners on many routes we operate. Certain of our competitors, including wholly-owned regional airline subsidiaries of our major airline partners, may have access to significantly greater financial and other resources than we do. Moreover, federal deregulation of the industry allows competitors to rapidly enter our markets and to quickly discount and restructure fares. The inability to remain competitive on the various factors valued by our major airline partners could adversely affect our operating results and financial condition.

Risks Related to Our Operating Costs and Personnel

Increases in labor costs, including pilot costs, flight attendant costs, maintenance costs and overhead costs may result in lower operating margins under our capacity purchase agreements.

Our business is labor intensive, requiring large numbers of pilots, flight attendants, mechanics and other personnel. Labor costs constitute a significant percentage of our total operating costs. Increases in our labor costs could result in a material reduction in our earnings. For example, during the years ended December 31, 2024 and 2023, our salary, wage and benefit costs constituted approximately 48.3% and 46.7% of our total operating costs, respectively. Various factors may result in higher attrition rates that could cause us to significantly increase compensation to our labor groups, such as higher compensation offered by other airlines and companies in the airline industry and/or general labor costs increases in the United States. Our inability to offset increased labor costs through rate increases under our capacity purchase agreements with all our major airline partners could negatively impact our operating costs. Currently, we believe our labor costs are competitive relative to other regional airlines. However, we cannot provide assurance that our labor costs going forward will remain competitive because of changes in supply and demand for labor in the regional airline industry. We compete against other airlines and businesses for labor in many highly skilled positions. If we are unable to hire, train and retain qualified employees at a reasonable cost, sustain employee engagement in our strategic vision, or if we are unsuccessful at implementing succession plans for our key staff, we may be unable to grow or sustain our business. Labor costs to recruit, incentivize and retain skilled employees may significantly increase in the future due to increased competition for the limited number of qualified industry personnel. Attrition rates that exceed our ability to hire and replace applicable workgroups could negatively impact our ability to generate revenue, negatively impact our operating results, increase our training and labor costs and our business prospects could be harmed.

Additionally, under our capacity purchase agreements with United, Delta, American and Alaska, a portion of our compensation is based upon pre-determined rates typically applied to production statistics (such as departures, block hours, flight hours and number of aircraft in service each month). The primary operating costs intended to be compensated by the pre-determined rates include our labor and training costs, certain aircraft maintenance expenses and overhead costs. During the year ended December 31, 2024, approximately 92.2% of our code-share operating costs were reimbursable at pre-determined rates and 7.8% of our code-share operating costs were directly reimbursed costs, often referred to as pass-through costs. Additionally, our aircraft maintenance costs may increase annually as our fleet ages at a higher rate than our pre-determined rates in our capacity purchase agreements. Also, on an individual aircraft basis, various in-depth maintenance procedures are typically scheduled to occur at multi-year intervals, which can result in maintenance expense fluctuations year-to-year. If our operating costs for labor, aircraft maintenance and overhead costs exceed the compensation earned from our pre-determined rates under our capacity purchase agreements, our financial position and operating results will be negatively affected.

Increased labor costs, pilot and other labor availability, labor disputes and unionization of our workforces may adversely affect our ability to conduct our business and reduce our profitability.

Any new labor agreement entered into by other regional carriers with their work forces may result in higher industry wages and increase pressure on us to increase the wages and benefits of our employees. If our labor agreements become uncompetitive, we may experience higher employee attrition and low employee job satisfaction, which may negatively impact our operating and financial results.

Our employees are represented by in-house associations; however, organizing efforts to join national unions among those employees occur from time to time. Such efforts will likely continue in the future and may ultimately result in some or all of our employees being represented by one or more national unions. If our employees were to unionize or be deemed to be represented by one or more national unions, negotiations with these unions could divert management’s attention and disrupt operations. Additionally, representation by a national union may limit our ability to have open communications with our employees, negatively impact our company culture and deter our ability to amend our compensation packages for market conditions in a timely manner. Moreover, we cannot predict the outcome of any future negotiations relating to union representation or collective bargaining agreements. A national union soliciting to represent our employees may represent employees at mainline carriers or other regional airlines and may have conflicting interests with those of our employees or SkyWest. Future collective bargaining agreements involving a national union and our employees may negatively impact our relationship with our employees and have an adverse impact on our operating and financial results.

We may experience an increase in fuel prices in our prorate and SWC operations.

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

Pursuant to our capacity purchase agreements, our major airline partners have agreed to bear the economic risk of fuel price fluctuations on our contracted flights. However, we bear the economic risk of fuel price fluctuations on our prorate and SWC operations. As of December 31, 2024, we operated 25 CRJ200s under a prorate agreement with United and one CRJ900 and 16 CRJ700s or CRJ550s under a prorate agreement with Delta. As of December 31, 2024, we had 18 CRJ200s available for on-demand charter service through SWC. Our operating and financial results with respect to these prorate agreements and charter services can be negatively affected by the price of jet fuel in the event we are unable to increase our passenger fares. Additionally, in the event of prolonged low fuel prices, our competitors may lower their passenger ticket prices on routes that compete with our prorate or charter markets, which could negatively impact our prorate and charter revenue.

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

We may experience credit losses in excess of our estimated credit loss reserves.

Our financial results include estimated credit loss reserves associated with our accounts receivables, notes receivables and third-party debt guarantees. Our actual credit losses may exceed our estimated allowances, for a number of factors including but not limited to, counterparties’ bankruptcy, undervalued collateral and/or inability to liquidate collateral, which could negatively impact our financial condition and financial results.

We have guaranteed the indebtedness of third parties that may default on their debt and require us to pay.

In 2022, we agreed to guarantee debt for a 14 CFR Part 135 air carrier. The debt is secured by the Part 135 air carrier’s aircraft and engines and has a five-year term. At December 31, 2024, the outstanding debt for the guarantee was $14.1 million. In 2023, we agreed to guarantee debt for an aviation school. The debt is secured by the school’s aircraft and engines and has a five-year term. At December 31, 2024, the outstanding debt for the guarantee was $10.6 million. The purpose of these arrangements is to increase the potential number of commercial pilots in the Company’s hiring pipeline. In the event of default, if we are unable to sell the collateral, or the fair value is less than the required payment, it could negatively impact our financial condition and financial results. Additionally, there is no guarantee that the relationship with the entities will have a favorable effect on our ability to recruit pilots.

Risks Related to Operating and Leasing Regional Jet Aircraft and Engines

We are reliant on two aircraft manufacturers and one engine manufacturer.

We operate aircraft manufactured by Bombardier and Embraer. The issuance of FAA or manufacturer directives restricting or prohibiting the use of any Bombardier or Embraer aircraft types we operate could negatively impact our business and financial results. We are also dependent upon General Electric as the sole manufacturer of engines used on the aircraft we operate. Our operations could be materially and adversely affected by the failure or inability of Bombardier, Embraer, General Electric or other certified replacement part companies to provide sufficient parts or related maintenance and support services to us on a timely manner. Additionally, timing and availability of new aircraft deliveries could be delayed beyond our control.

We have a significant amount of contractual long-term debt obligations.

As of December 31, 2024, we had a total of approximately $2.7 billion in total long-term debt obligations. Our long-term debt obligations included $2.5 billion of debt used to finance aircraft and spare engines and $200.6 million related to borrowings under the Payroll Support Program Agreements with U.S. Department of the Treasury (“Treasury”). Our high level of fixed obligations could impact our ability to obtain additional financing to support additional expansion plans or divert cash flows from operations and expansion plans to service the fixed obligations.

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

In addition, we may seek material amounts of additional financial liquidity in the short-term, which may include drawing down on SkyWest Airlines’ line of credit, the issuance of secured debt securities and/or the entry into other debt facilities, among other financial instruments. There can be no assurance as to the timing of any such drawdown or issuance, which may be in the near term, or that any such additional financing will be completed on favorable terms, or at all.

If our liquidity is materially diminished, we might not be able to timely pay our leases and debts or comply with certain covenants under SkyWest Airlines’ line of credit or with other material provisions of our contractual obligations.

We expect to issue debt to finance our anticipated aircraft purchases.

As of December 31, 2024, we have firm purchase commitments for 16 E175 aircraft and spare engines totaling $481.5 million. Over the next several years, if we continue to add new aircraft to our fleet, we anticipate using significant amounts of capital to acquire these aircraft.

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

As of December 31, 2024, we had approximately $5.6 billion of property and equipment and related assets, net of accumulated depreciation. In accounting for these long-lived assets, we make estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. Factors indicating potential impairment include, but are not limited to, amendments to our capacity purchase agreements that impact the anticipated cash flows for our aircraft, significant decreases in the market value of the long-lived assets, a significant change in the condition of the long-lived assets and operating cash flow losses associated with the use of the long-lived assets. In the event the estimated fair value of any of our aircraft types is determined to be lower than the net book value of the applicable aircraft type, such aircraft type in our fleet may be impaired and may result in a material impairment charge. An impairment on any of our aircraft types we operate or an increased level of depreciation expense resulting from a change to our depreciation policy and assumptions could result in a material negative impact to our financial results. Future decisions to sell specific aircraft could potentially result in write-downs for aircraft held-for sale.

We lease aircraft and engines to third parties and the lessee may default under the lease terms, which could negatively affect our financial condition, cash flow and results of operations.

We leased five CRJ900 aircraft, 35 CRJ700 aircraft, and several CRJ aircraft engines to third parties as of December 31, 2024. In the event a lessee defaults under the terms of the lease agreement, we may incur additional costs, including legal and other expenses necessary to repossess the aircraft or engines, particularly if the lessee is contesting the proceedings or is in bankruptcy. We could also incur substantial maintenance, refurbishment or repair costs if a defaulting lessee fails to pay such costs and where such maintenance, refurbishment or repairs are necessary to put the aircraft or engines in suitable condition for remarketing or sale. We may also incur storage costs associated with any aircraft or engine that we repossess and are unable to place immediately with another lessee. Even if we are able to immediately place a repossessed aircraft or engine into service ourselves, or place the aircraft and engines under another lessee, we may not be able to do so at a similar or favorable lease rate. A lessee default under one of our lease agreements could negatively affect our financial condition, cash flow and results of operations.

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

As of December 31, 2024, we held a warrant giving us the right to acquire 1,500,000 shares of common stock of Eve at an exercise price of $0.01 per share. At December 31, 2024, the fair value of the warrant was $8.2 million and future reductions in the trading market price of Eve’s common stock will likely negatively impact our net income.

We have invested in Contour, which involves significant risk and may not produce a satisfactory return on our investment.

As of December 31, 2024, we have invested $25.0 million in Contour, a 14 CFR Part 135 air carrier. This strategic investment involves significant risks, including:

●	we may not realize a satisfactory return on our investment;
●	the investment may divert management’s attention from our core business; and
●	Contour could have operational or financial goals that are not consistent with our investment objectives, including the strategies and objectives for increasing value for Contour’s shareholders.

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

During 2024, we produced approximately 5.6 million metric tons of CO2e primarily from jet fuel emissions, using industry emissions factors for jet fuel gallons consumed on flights we operated under our code-share agreements. Under our flying contracts, our major airline partners are responsible for fuel procurement and selection of the type of aircraft we operate and have significant control over our flight schedules. Accordingly, we anticipate our major airline partners will take responsibility for carbon emissions incurred on our contract flights. Each of our major airline partners may have different goals, strategies and timelines to reduce carbon emissions on our flights. We are largely dependent on the direction from our major airline partners regarding long-term fuel saving initiatives such as engine innovations reducing fuel consumption, use of sustainable alternative fuels, carbon sequestration programs, air traffic flow routing efficiencies, among other initiatives. Each of our major airline partners may pursue alternative strategies and goals to reduce carbon emissions on flights we operate under our code-share agreements that may impact the rate at which we are able to reduce our carbon emissions, if at all. There is no assurance our major airline partners will take responsibility for carbon emissions incurred under our contract flights and no assurance future long-term fuel saving initiatives will materialize. In the event we pursue initiatives to reduce our carbon emissions, the cost could materially and adversely affect our business plans and results of operations.

Risks Related to Dividends, Share Repurchases and Our Common Stock

We cannot assure that we will resume dividend payments in the future and we cannot assure that we will continue stock repurchases in the future.

Historically, we have paid dividends and repurchased shares of our common stock in varying amounts. From April 2020 through September 30, 2022, we were restricted from paying dividends and repurchasing shares of our common stock under three Payroll Support Program Agreements and under a loan agreement with Treasury. During 2023, we resumed repurchasing shares of our common stock. We have not paid a dividend since 2020.

 There can be no assurance that we will resume our past practice of paying dividends on our common stock or that we will have the financial resources to pay such dividends. The future payment of dividends will depend upon our financial condition, alternative uses of the Company’s cash and results of operations and other factors deemed relevant by our board of directors.

In May 2023, our board of directors approved a share repurchase program, pursuant to which we are authorized to repurchase up to $250 million of our common stock. Under our May 2023 repurchase program we are authorized to repurchase such shares of common stock at prevailing market prices in the open market, in privately negotiated transactions or by other means in accordance with federal securities laws. Depending on market conditions and other factors, such repurchases may commence or be suspended from time to time by management without prior notice. The actual timing, number and value of shares repurchased will be determined by our management in its discretion. The number of shares of common stock that we may repurchase, including pursuant to the share repurchase program, will depend upon our financial condition and results of operations and other factors deemed relevant by our board of directors. There also can be no assurance that we will continue repurchasing shares of common stock under our May 2023 authorization, that our board of directors will approve additional share repurchase programs in the future or that we will have the financial resources to repurchase shares of common stock in the future.

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

Volatility in our common stock price may prevent holders from selling shares at or above the prices paid for them. During the year ended December 31, 2024, our common stock closing price varied between a high of $115.11 and a low of $48.82. The market price of our common stock may fluctuate significantly for a variety of reasons, including: general market, political and other economic conditions; labor availability, including regional airline pilots; new regulatory pronouncements or changes in regulatory guidelines; announcements concerning the airline industry, our major airline partners or competitors; the market’s reaction to our quarterly or annual earnings or those of other companies in the airline industry; failure to meet financial analysts’ performance expectations or changes in recommendations by financial analysts for our common stock or the stock of other airlines; significant sales of our common stock, and other risks described in these “Risk Factors.” In recent periods, the stock market has experienced extreme declines and volatility, significantly impacting the market price of securities issued by many companies, including us and other companies in our industry.

Provisions of our articles of incorporation, by-laws and code-share agreements may limit the ability or desire of others to gain control of our Company.

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

For the year ended December 31, 2024, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors – Cybersecurity incidents, hardware or software failures or other information technology disruptions may negatively impact our operations, reputation and financial condition.”

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

ITEM 2. PROPERTIES

Flight Equipment

As of December 31, 2024, our fleet used by our SkyWest Airlines segment under our code-share agreements consisted of the following types of owned and leased aircraft:

	Number of	Number of		Scheduled	Average
	Owned	Leased	Passenger	Flight	Cruising	Average
Aircraft Type	Aircraft	Aircraft	Capacity	Range (up to miles)	Speed (mph)	Age (years)
E175s	212	50	70-76	2,100	530	6.5
CRJ900s	12	24	70-76	1,500	530	14.0
CRJ700s and CRJ550s	117	2	50-70	1,600	530	19.1
CRJ200s	75	—	50	1,500	530	21.8

Several factors may impact our fleet size throughout 2025 and thereafter, including, but not limited to, contract expirations that are not renewed, labor shortages, reductions in our prorate fleet, lease expirations that are not extended and growth opportunities. Our actual future fleet size and/or mix of aircraft types and future aircraft scheduled utilization will likely vary, and may vary materially, from our current fleet size and/or mix and aircraft utilization. The number of leased aircraft in the table above are aircraft we lease from our major airline partners for a de minimis monthly cost under capacity purchase agreements (also referred to as partner-financed aircraft).

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

ITEM 3. LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities. As of December 31, 2024, our management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on our financial position, liquidity or results of operations. However, the ultimate resolution of these matters is inherently uncertain.

ITEM 4. MINE SAFETY DISCLOSURES

The disclosure required by this item is not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on The Nasdaq Global Select Market under the symbol “SKYW.” As of February 7, 2025, there were approximately 3,458 stockholders of record of our common stock. Securities held of record do not include shares held in securities position listings. The transfer agent for our common stock is Zions First National Bank, Salt Lake City, Utah.

Dividends

We did not declare dividends for the years ended December 31, 2024 and 2023.

Issuer Purchases of Equity Securities

Our Board of Directors has adopted a stock repurchase program which authorizes us to repurchase shares of our common stock in the public market or in private transactions, from time to time, at prevailing prices. Our stock repurchase program adopted in May 2023 authorized the repurchase of up to $250.0 million of our common stock. The following table summarizes the repurchases under our stock repurchase program during the three months ended December 31, 2024:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in Thousands)
October 1, 2024 - October 31, 2024	12,500	$91.23	12,500	$51,405
November 1, 2024 - November 30, 2024	25,142	$110.53	25,142	$48,626
December 1, 2024 - December 31, 2024	9,685	$106.03	9,685	$47,599
Total	47,327	$104.51	47,327	$47,599
(1)	In May 2023, our Board of Directors approved a stock purchase program, which superseded our prior repurchase program and authorized us to repurchase up to $250.0 million of our common stock. Purchases are made at management’s discretion based on market conditions and financial resources. As of December 31, 2024, we had repurchased 4,827,300 shares of our common stock for $202.4 million and had $47.6 million remaining availability under the May 2023 authorization.

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

The following graph compares the cumulative total shareholder return on our common stock over the five-year period ended December 31, 2024, with the cumulative total return during such period of the Nasdaq Stock Market (U.S. Companies) and the Nasdaq Stock Market Transportation Index. The following graph assumes an initial investment of $100.00 with dividends reinvested. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

	INDEXED RETURNS
	Base
	Period	Years Ending
Company Name / Index	2019	2020	2021	2022	2023	2024
SkyWest, Inc.	100	62.59	61.02	25.63	81.05	155.47
NASDAQ Composite	100	144.92	177.06	119.45	172.77	223.87
NASDAQ Transportation Index	100	130.86	165.47	140.02	168.12	171.24

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents factors that had a material effect on our results of operations during the years ended December 31, 2024 and 2023. Also discussed is our financial condition as of December 31, 2024 and 2023. You should read this discussion in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this Report or incorporated herein by reference. This discussion and analysis contains forward-looking statements. Please refer to the sections of this Report entitled “Cautionary Statement Concerning Forward-Looking Statements” and “Item 1A. Risk Factors” for discussion of some of the uncertainties, risks and assumptions associated with these statements.

This section of this Annual Report on Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Annual Report on Form 10-K can be found in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Overview

We have the largest regional airline operation in the United States. As of December 31, 2024, we offered scheduled passenger and air freight service with approximately 2,190 total daily departures to destinations in the United States, Canada and Mexico. Our fleet of E175, CRJ900, CRJ700 and CRJ550 have a multiple-class seat configuration, whereas our CRJ200 have a single-class seat configuration. During 2022, we formed SWC, which offers on-demand charter services using CRJ200 aircraft in a 30-seat configuration. As of December 31, 2024, we had 624 total aircraft in our fleet, including 492 aircraft in scheduled service or under contract pursuant to our code-share agreements, summarized as follows:

	E175	CRJ900	CRJ700/CRJ550	CRJ200	Total
United	114	—	27	75	216
Delta	86	36	21	—	143
American	20	—	71	—	91
Alaska	42	—	—	—	42
Aircraft in scheduled service or under contract	262	36	119	75	492
SWC	—	—	—	18	18
Leased to third parties	—	5	35	—	40
Other (1)	—	8	20	46	74
Total Fleet	262	49	174	139	624
(1)	As of December 31, 2024, other aircraft included: supplemental spare aircraft supporting our code-share agreements that may be placed under future code-share or leasing arrangements, aircraft transitioning between code-share agreements with our major airline partners or aircraft that are scheduled to be disassembled for use as spare parts.

Our business model is based on providing scheduled regional airline service under code-share agreements (commercial agreements between airlines that, among other things, allow one airline to use another airline’s flight designator codes on its flights) with our major airline partners. Our success is principally centered on our ability to meet the needs of our major airline partners by providing a reliable and safe operation at attractive economics. During the year ended December 31, 2024, we made changes to our fleet, including the addition of five new E175 aircraft and 20 partner-financed E175 aircraft.

We anticipate our fleet will continue to evolve, as we are scheduled to add a total of 15 new E175 aircraft with United from 2025 to 2026 and one new E175 aircraft with Alaska in 2025. We also have multiple agreements with United to place 30 used CRJ550 aircraft into service throughout 2025 and 2026. Timing of placing these additional aircraft into service, including delivery timing on acquired aircraft, may be subject to change as we are coordinating with our major airline partners in response to labor availability or other factors. Our primary objective in the fleet changes is to improve our profitability by adding new E175 aircraft and used CRJ700, CRJ550, CRJ900 and E175 aircraft, commonly referred to as “dual-class CRJ aircraft,” to capacity purchase agreements or prorate agreements, and potentially removing older aircraft from service that typically require higher maintenance costs.

For the year ended December 31, 2024, approximately 43.9% of our aircraft in scheduled service or under contract were operated for United, approximately 29.1% were operated for Delta, approximately 18.5% were operated for American and approximately 8.5% were operated for Alaska.

Historically, multiple contractual relationships with major airlines have enabled us to reduce our reliance on any single major airline code and to enhance and stabilize operating results through a mix of our capacity purchase agreements and our prorate flying agreements. For the year ended December 31, 2024, our capacity purchase revenue represented approximately 86.6% of our total flying agreements revenue and our prorate and SWC revenue, combined, represented approximately 13.4% of our total flying agreements revenue. On capacity purchase routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on completed block hours (measured from takeoff to landing, including taxi time), flight departures, the number of aircraft under contract and other operating measures. We control scheduling, pricing and seat inventories on certain prorate routes, and we share passenger fares with our major airline partners according to prorate formulas. We are also responsible for the operating costs of the prorate flights, including fuel and airport costs.

Financial Highlights

We had total operating revenues of $3.5 billion for the year ended December 31, 2024, a 20.2% increase compared to total operating revenues of $2.9 billion for the year ended December 31, 2023. We had net income of $323.0 million, or $7.77 per diluted share, for the year ended December 31, 2024, compared to net income of $34.3 million, or $0.77 per diluted share, for the year ended December 31, 2023. The significant items affecting our revenue and operating expenses during the year ended December 31, 2024, are outlined below:

Revenue

The number of aircraft we have in scheduled service or under contract pursuant to our code-share agreements and the number of block hours we incur on our flights are primary drivers of our flying agreements revenue under our capacity purchase agreements. The number of flights we operate and the corresponding number of passengers we carry are the primary drivers of our revenue under our prorate flying agreements. The number of aircraft we have in scheduled service or under contract pursuant to our code-share agreements increased from 485 as of December 31, 2023, to 492 as of December 31, 2024, or by 1.4%; and the number of block hours increased from 1.14 million in 2023 to 1.29 million in 2024, or by 13.3%, due to an increase in scheduled daily utilization of our aircraft driven by an increase in the number of available captains.

Our capacity purchase revenue increased $502.4 million, or 20.5%, from 2023 to 2024, primarily as a result of an increase in completed block hours for the comparable period and recognizing previously deferred revenue for the year ended December 31, 2024, compared to deferring the recognition of revenue on fixed monthly payments we received during the year ended December 31, 2023. As a result of a higher number of passengers carried on our prorate routes and an increase in the number of prorate and charter flights operated year-over-year, our prorate and SWC revenue increased $76.0 million, or 19.9%, in 2024, as compared to 2023.

Operating Expenses

Our total operating expenses increased $201.9 million, or 7.1%, for the year ended December 31, 2024, compared to the year ended December 31, 2023. The increase in operating expenses was primarily due to an increase in our direct operating expenses associated with the increase in the number of flights we operated for the year ended December 31, 2024, compared to the year ended December 31, 2023. Departures increased from 691,962 for the year ended December 31, 2023 to 766,742 for the year ended December 31, 2024, or by 10.8%, and our total block hours increased 13.3% in 2024, as compared to 2023. Additional details regarding the increase in our operating expenses are described in the section of this Report entitled “Results of Operations.”

Fleet Activity

The following table summarizes our fleet scheduled for service or under contract as of 2024:

Aircraft in Service or Under Contract	December 31, 2023	Additions	Removals	December 31, 2024
E175s	237	25	—	262
CRJ900s	41	—	(5)	36
CRJ700/CRJ550s	118	23	(22)	119
CRJ200s	89	—	(14)	75
Total	485	48	(41)	492

During 2024, we took delivery of five new E175 aircraft and placed the aircraft into service under capacity purchase agreements and we placed 20 partner-financed E175 aircraft into service under a capacity purchase agreement. We placed 23 SkyWest owned CRJ550 aircraft into service under a capacity purchase agreement or prorate agreement, while removing 22 CRJ700 aircraft from flying agreements. We also removed 14 CRJ200 aircraft from service during 2024. We are evaluating alternative uses for the CRJ200 aircraft removed from service.

Results of Operations

2024 Compared to 2023

Operational Statistics

The following table sets forth our major operational statistics and the associated percentage changes for the periods identified below. The increase in block hours, departures and passengers carried during the year ended December 31, 2024, compared to the year ended December 31, 2023, was primarily due to an increase in the number of available captains during 2024, compared to 2023, which allowed for a higher scheduled utilization of our aircraft.

	For the year ended December 31,
Block hours by aircraft type:	2024	2023	% Change
E175s	792,318	677,886	16.9%
CRJ900s	84,883	76,588	10.8%
CRJ700s	244,909	218,059	12.3%
CRJ200s	169,930	167,910	1.2%
Total block hours	1,292,040	1,140,443	13.3%

Departures	766,742	691,962	10.8%
Passengers carried	42,335,302	38,597,309	9.7%
Passenger load factor	82.8%	83.6%	(0.8)	pts
Average passenger trip length (miles)	464	453	2.4%

Operating Revenues

The following table summarizes our operating revenue for the periods indicated (dollar amounts in thousands):

	For the year ended December 31,
	2024	2023	$ Change	% Change
Flying agreements	$3,412,798	$2,834,397	$578,401	20.4%
Lease, airport services and other	115,122	101,035	14,087	13.9%
Total operating revenues	$3,527,920	$2,935,432	$592,488	20.2%

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

We disaggregate our flying agreements revenue into the following categories (dollar amounts in thousands):

	For the year ended December 31,
	2024	2023	$ Change	% Change
Capacity purchase agreements flight operations revenue	$2,415,598	$1,976,743	$438,855	22.2%
Capacity purchase agreements aircraft lease revenue	539,810	476,265	63,545	13.3%
Prorate agreements and SWC revenue	457,390	381,389	76,001	19.9%
Flying agreements revenue	$3,412,798	$2,834,397	$578,401	20.4%

The increase in “Capacity purchase agreements flight operations revenue” of $438.9 million, or 22.2%, was primarily due to a 13.3% increase in block hour production and a decrease in deferred revenue related to fixed monthly payments for flight operations received under our capacity purchase agreements for the year ended December 31, 2024, compared to the year ended December 31, 2023. Under our capacity purchase agreements, we are paid a fixed amount per month per aircraft over the contract term. We recognize the total projected fixed monthly payments per aircraft as revenue proportionately to the number of block hours we complete for each reporting period, relative to the estimated number of block hours we anticipate completing over the remaining contract term. Under our capacity purchase agreements, the performance obligation of each completed flight is measured in block hours incurred for each completed flight. Beginning January 1, 2024, certain scheduled fixed monthly payments under our capacity purchase agreements transitioned to variable payments, which was the primary driver in recognizing previously deferred revenue during the year ended December 31, 2024, whereas we deferred recognizing revenue associated with the fixed monthly payments for the year ended December 31, 2023. Based on the number of completed block hours during the year ended December 31, 2024, we recognized $43.4 million of previously deferred revenue, net of unbilled revenue, related to the non-lease fixed monthly payments we received associated with our flight operations revenues. For the year ended December 31, 2023, we deferred recognizing $164.0 million of revenue, net of unbilled revenue, related to the non-lease fixed monthly payments received associated with our flight operations revenues. The timing of our revenue recognition related to the fixed payments associated with our flight operations will be adjusted over the remaining contract term for each capacity purchase agreement based on the number of block hours we complete each reporting period relative to the number of block hours we anticipate completing over the remaining contract term of each capacity purchase agreement.

The increase in “Capacity purchase agreements aircraft lease revenue” of $63.5 million, or 13.3%, was primarily due to a transition from certain scheduled fixed monthly lease payments to variable lease payments under our capacity purchase agreements beginning January 1, 2024. Under our capacity purchase agreements, a portion of the consideration we are paid is designed as reimbursement for certain aircraft ownership costs and is considered lease revenue, including fixed monthly payments and variable payments. We recognize the fixed monthly lease payments as lease revenue using the straight-line basis over the capacity purchase agreement term and variable lease payments are recognized in the period when the block hours are completed. We recognized $1.5 million of previously deferred lease revenue during the year ended December 31, 2024, using the straight-line basis for fixed monthly lease payments, whereas we deferred recognizing $78.5 million during the year ended December 31, 2023.

The deferred revenue balance applicable to each contract will be recorded as revenue over the term of each respective contract. For clarity, under our “Capacity purchase agreements flight operations revenue” and “Capacity purchase agreements aircraft lease revenue” combined, we recognized $44.9 million of previously deferred revenue, net of unbilled revenue, during the year ended December 31, 2024, compared to deferring revenue, net of unbilled revenue, of $242.5 million during the year ended December 31, 2023. Our total deferred revenue balance, associated with our “Capacity purchase agreements flight operations revenue” and our “Capacity purchase agreements aircraft lease revenue,” net of unbilled revenue, was $322.4 million as of December 31, 2024, compared to total deferred revenue, net of unbilled revenue of $367.3 million as of December 31, 2023.

The increase in prorate agreements and SWC revenue of $76.0 million, or 19.9%, was primarily due to an increase in prorate passengers and passenger revenue we received on routes we operated under our prorate agreements during the year ended December 31, 2024, compared to the year ended December 31, 2023. Additionally, a portion of the increase was attributed to an increase in SWC revenue for the year ended December 31, 2024, compared to the year ended December 31, 2023, as SWC began operations in 2023.

The increase in lease, airport services and other revenues of $14.1 million, or 13.9%, was primarily due to an increase in the number of leased assets and lease rates for leases to third parties during 2024 compared to 2023.

Operating Expenses

Individual expense components attributable to our operations are set forth in the following table (dollar amounts in thousands):

	For the year ended December 31,
	2024	2023	$ Change	% Change
Salaries, wages and benefits	$1,463,932	$1,322,615	$141,317	10.7%
Aircraft maintenance, materials and repairs	712,642	673,453	39,189	5.8%
Depreciation and amortization	383,880	383,115	765	0.2%
Aircraft fuel	87,409	85,913	1,496	1.7%
Airport-related expenses	85,836	72,640	13,196	18.2%
Aircraft rentals	5,257	25,507	(20,250)	(79.4)%
Other operating expenses	294,307	268,120	26,187	9.8%
Total operating expenses	$3,033,263	$2,831,363	$201,900	7.1%

Salaries, wages and benefits. The $141.3 million, or 10.7%, increase in salaries, wages and benefits was due to an increase in direct labor costs that resulted from the higher number of flights we operated during the year ended December 31, 2024, compared to the year ended December 31, 2023.

Aircraft maintenance, materials and repairs. The $39.2 million, or 5.8%, increase in aircraft maintenance expense was primarily due to higher flight volume, which increased our maintenance activity and related expenses, for the year ended December 31, 2024, compared to the year ended December 31, 2023.

Depreciation and amortization. The $0.8 million, or 0.2%, increase in depreciation and amortization expense was primarily due to an increase in depreciation expense related to the acquisition of five new E175 aircraft and spare engines since December 31, 2023, significantly offset by lower depreciation on our older CRJ fleet that reached our previously estimated useful life estimates during the 2024 year.

Aircraft fuel. The $1.5 million, or 1.7%, increase in fuel cost was primarily due to an increase in the number of flights we operated under our prorate agreements and under SWC and the corresponding increase in gallons of fuel we purchased, offset by a decrease in our average fuel cost per gallon from $3.70 in 2023 to $3.19 in 2024. We purchase and incur expense for all fuel on flights operated under our prorate agreements and SWC. All fuel costs incurred under our capacity purchase agreements are either purchased directly by our major airline partner, or if purchased by us, we record the direct reimbursement as a reduction to our fuel expense. The following table summarizes the gallons of fuel we purchased under our prorate agreements and SWC, for the periods indicated:

	For the year ended December 31,
(in thousands)	2024	2023	% Change
Fuel gallons purchased	27,386	23,198	18.1%
Fuel expense	$87,409	$85,913	1.7%

Airport-related expenses. Airport-related expenses include airport-related customer service costs such as outsourced airport gate and ramp agent services, airport security fees, passenger interruption costs, deicing, landing fees and station rents. For clarity, our employee airport customer service labor costs are reflected in salaries, wages and benefits and customer service labor costs we outsource to third parties are included in airport-related expenses. The $13.2 million, or 18.2%, increase in airport-related expenses for the year ended December 31, 2024, compared to the year ended December 31, 2023, was primarily due to an increase in subcontracted airport services, weather related aircraft deicing costs and landing fees as a result of an increase in the number of flights we operated under our prorate agreements.

Aircraft rentals. The $20.3 million, or 79.4%, decrease in aircraft rentals was primarily related to early lease buyouts we executed during 2023. During 2023, we acquired 26 CRJ700 aircraft, eight CRJ200 aircraft and one CRJ900 aircraft under early lease buyouts.

Other operating expenses. Other operating expenses primarily consist of property taxes, hull and liability insurance, simulator costs, crew per diem, crew hotel costs and credit loss reserves. The $26.2 million, or 9.8%, increase in other operating expenses was primarily related to an increase in other operating costs, such as crew per diem and crew hotel costs, as a result of the higher number of flights we operated during 2024, compared to 2023.

Summary of interest expense, interest income, other income (expense) and provision for income taxes:

Interest Expense. The $16.6 million, or 12.7%, decrease in interest expense was primarily related to a decrease in outstanding debt from $3.0 billion at December 31, 2023 to $2.7 billion at December 31, 2024. Our average effective interest rate for 2024 and 2023 was 4.2% and 4.1%, respectively.

Interest income. Interest income increased $4.0 million, from $43.9 million during the year ended December 31, 2023 to $47.9 million during the year ended December 31, 2024. Our interest income increased primarily from an increase in average interest rates attributed to our marketable securities for the year ended December 31, 2024, compared to the year ended December 31, 2023.

Other income, net. Other income, net decreased $19.4 million in 2024, compared to 2023. Other income, net primarily consists of the realized and unrealized gains or losses on our investments in other companies, income or loss related to our equity method investments and gains or losses on the sale of assets. The decrease in other income, net was primarily due to a decrease in gains from the sale of assets and a decrease in unrealized gains on our investments in other companies for the year ended December 31, 2024, compared to the year ended December 31, 2023.

Provision for income taxes. For the years ended December 31, 2024, and December 31, 2023, our effective income tax rates were 25.3% and 14.8%, respectively, which included the statutory federal income tax rate of 21% and other reconciling income tax items, including state income taxes and the impact of non-deductible expenses. For the year ended December 31, 2023, the lower effective tax rate was primarily related to a benefit of $7.6 million for the release of a previously recorded uncertain tax position liability. Our income tax provision rate may fluctuate each reporting period based on various factors including, but not limited to, the amount of our non-deductible operating expenses, relative to our income before income taxes.

Net Income. Primarily due to the factors described above, we generated net income of $323.0 million, or $7.77 per diluted share, for the year ended December 31, 2024, compared to net income of $34.3 million, or $0.77 per diluted share, for the year ended December 31, 2023.

Our Business Segments 2024 compared to 2023:

Our reporting segments consist of (1) the operations of SkyWest Airlines and SWC, which had its first revenue generating flight in 2023, (collectively, “SkyWest Airlines and SWC”) and (2) SkyWest Leasing activities.

Our chief operating decision maker analyzes the profitability of operating aircraft under our code-share agreements separately from the profitability of financing new aircraft acquired through debt and cash placed under our capacity purchase agreements, currently consisting of our E175 fleet, and our return on such aircraft financing. The SkyWest Airlines and SWC segment includes revenue earned under the applicable capacity purchase agreements attributed to operating such aircraft and the respective operating costs, and revenue and operating expenses attributed to other flying or airport services agreements and charter flight services. The SkyWest Leasing segment includes applicable revenue earned under the applicable capacity purchase agreements attributed to the ownership of new aircraft acquired through the issuance of debt and the respective depreciation and interest expense of such aircraft. The SkyWest Leasing segment also includes the activity of acquiring and leasing used regional jet aircraft and spare engines to third parties and other activities. The SkyWest Leasing segment’s total assets and capital expenditures include new aircraft acquired through the issuance of debt and our aircraft and engines leased to third parties. Additionally, aircraft removed from SkyWest Airlines operations and held for sale are included in the SkyWest Leasing segment.

Corporate overhead expenses, primarily consisting of administrative labor costs, were allocated to the operating expenses of SkyWest Airlines and SWC and SkyWest Leasing. Overhead expenses allocated to SkyWest Leasing reflect our estimated labor expense incurred to support SkyWest Leasing activities.

The following table sets forth our SkyWest Airlines and SWC segment data for the years ended December 31, 2024 and 2023 (in thousands):

	For the year ended December 31,
	(dollar amounts in thousands)
	2024	2023	$ Change	% Change
Operating revenues	$2,905,339	$2,392,174	$513,165	21.5%
Salaries, wages and benefits	1,461,271	1,319,954	141,317	10.7%
Aircraft maintenance, materials and repairs	684,805	657,392	27,413	4.2%
Depreciation and amortization	145,052	149,264	(4,212)	(2.8)%
Interest expense	12,916	17,053	(4,137)	(24.3)%
Other segment items(1)	462,404	413,722	48,682	11.8%
SkyWest Airlines and SWC Segment profit (loss)(2)	$138,891	$(165,211)	$304,102	(184.1)%
(1)	Other segment items include aircraft fuel; airport related expenses; aircraft rentals; other operating expenses consisting primarily of property taxes, hull and liability insurance, simulator costs, crew per diem and crew hotel costs; interest income and other income, net.
(2)	Segment profit (loss) is equal to income before income taxes. As a result of adopting ASC 2023-07, the Company included interest income and other income in the recast segment profit (loss) for each segment for the year ended December 31, 2023.

SkyWest Airlines and SWC Segment Profit (Loss). SkyWest Airlines and SWC segment profit was $138.9 million for the year ended December 31, 2024, compared to a segment loss of $165.2 million for the year ended December 31, 2023.

SkyWest Airlines and SWC block hour production increased 13.3%, from 1,140,443 for the year ended December 31, 2023 to 1,292,040 for the year ended December 31, 2024, primarily due to an increase in the number of available captains, which allowed for a higher scheduled utilization of our aircraft. Significant items contributing to the SkyWest Airlines and SWC segment profit for the year ended December 31, 2024 are set forth below.

SkyWest Airlines and SWC operating revenues increased $513.2 million, or 21.5%, from 2024 to 2023. SkyWest Airlines recognizes revenue attributed to flight operations received as fixed monthly payments per aircraft proportionate to the number of block hours completed during each reporting period, relative to the estimated number of block hours we anticipate completing over the remaining contract term. During the year ended December 31, 2024, SkyWest Airlines recognized $43.4 million of previously deferred revenue, net of unbilled revenue, related to fixed monthly payments we received associated with our flight operations revenues, compared to deferring $164.0 million of revenue, net of unbilled revenue, related to fixed monthly payments received associated with our flight operations revenues during the year ended December 31, 2023. Additionally, the increase in SkyWest Airlines and SWC operating revenues was attributed to an increase in block hour production during the year ended December 31, 2024, compared to the year ended December 31, 2023.

SkyWest Airlines and SWC’s salaries, wages and benefits expense increased $141.3 million, or 10.7%, primarily due to an increase in direct labor costs that resulted from the higher number of flights we operated during the year ended December 31, 2024, compared to the year ended December 31, 2023.

SkyWest Airlines and SWC’s aircraft maintenance, materials and repairs expense increased $27.4 million, or 4.2%, primarily due to higher flight volume, which increased the maintenance activity and related expenses, for the year ended December 31, 2024, compared to the year ended December 31, 2023.

SkyWest Airlines and SWC’s depreciation and amortization expense decreased $4.2 million, or 2.8%, primarily due to lower depreciation on our older CRJ fleet that reached our previously estimated useful life estimates during the 2024 year.

SkyWest Airlines and SWC’s interest expense decreased $4.1 million, or 24.3%, primarily due a decrease in outstanding debt from December 31, 2023 to December 31, 2024.

SkyWest Airlines and SWC’s other segment items increased $48.7 million, or 11.8%, primarily related to an increase in other operating costs, such as crew per diem and crew hotel costs, as a result of the higher number of flights we operated during the year ended December 31, 2024, compared to the year ended December 31, 2023, offset by a decrease in aircraft rent expense due to the early lease buyouts of 35 CRJ aircraft in 2023.

The following table sets forth our SkyWest Leasing segment data for the years ended December 31, 2024 and 2023 (in thousands):

	For the year ended December 31,
	(dollar amounts in thousands)
	2024	2023	$ Change	% Change
Operating revenues	$622,581	$543,258	$79,323	14.6%
Salaries, wages and benefits	2,661	2,661	—	—%
Aircraft maintenance, materials and repairs	27,837	16,061	11,776	73.3%
Depreciation and amortization	238,828	233,851	4,977	2.1%
Interest expense	101,424	113,877	(12,453)	(10.9)%
Other segment items(1)	(41,421)	(28,712)	(12,709)	44.3%
SkyWest Leasing Segment profit(2)	$293,252	$205,520	$87,732	42.7%
(1)	Other segment items for SkyWest Leasing primarily consists of interest income and other income, net; and aircraft rentals and other operating expenses consisting primarily of property taxes.
(2)	Segment profit is equal to income before income taxes. As a result of adopting ASC 2023-07, the Company included interest income and other income in the recast segment profit (loss) for each segment for the year ended December 31, 2023.

SkyWest Leasing Segment Profit. SkyWest Leasing profit increased $87.7 million, or 42.7%, during 2024, compared to 2023. For the year ended December 31, 2024, SkyWest Leasing recognized $1.5 million of previously deferred lease revenue, compared to deferring $78.5 million of lease revenue on the fixed monthly lease payments received for the year ended December 31, 2023, under the straight-line basis. Additionally, SkyWest Leasing profit increased due to additional lease revenue from the E175 aircraft placed under contract since December 31, 2023, a decrease in interest expense as a result of a lower outstanding debt balance for the year ended December 31, 2024, compared to the year ended December 31, 2023, and a gain related to reclassifying assets held for sale as held and used during the year ended December 31, 2024.

Liquidity and Capital Resources

As of December 31, 2024, we had $801.6 million in cash, cash equivalents and marketable securities and $75.1 million available for borrowings under our line of credit. Given our available liquidity as of December 31, 2024, we believe the working capital currently available to us will be sufficient to meet our present financial requirements, including planned capital expenditures, scheduled lease payments and debt service obligations for at least the next 12 months.

Our total of cash, cash equivalents and marketable securities decreased from $835.2 million as of December 31, 2023, to $801.6 million as of December 31, 2024, or by $33.6 million. Our total long-term debt, including current maturities decreased from $3.0 billion as of December 31, 2023, to $2.7 billion as of December 31, 2024, or by $0.3 billion, primarily due to scheduled debt payments for the 2024 year, partially offset by debt issued to finance five new E175 aircraft. Additionally, we used $43.3 million to repurchase 0.6 million shares of our common stock during the year ended December 31, 2024. At December 31, 2024, our total capital mix (measured as a ratio of total stockholder equity and total long-term debt, including current maturities) was 47.4% equity and 52.6% total long-term debt, compared to 41.3% equity and 58.7% total long-term debt at December 31, 2023.

As of December 31, 2024 and 2023, we had $47.1 million and $49.1 million, respectively, in letters of credit and surety bonds outstanding with various banks and surety institutions. We had no restricted cash as of December 31, 2024 and 2023.

Sources and Uses of Cash

Cash Position and Liquidity. The following table provides a summary of the net cash provided by (used in) our operating, investing and financing activities for the years ended December 31, 2024 and 2023, and our total cash and marketable securities positions as of December 31, 2024 and December 31, 2023 (in thousands).

	For the year ended December 31,
	2024	2023	$ Change	% Change
Net cash provided by operating activities	$692,462	$736,334	$(43,872)	(6.0)%
Net cash used in investing activities	(228,627)	(23,228)	(205,399)	884.3%
Net cash used in financing activities	(384,750)	(667,813)	283,063	(42.4)%

	December 31,	December 31,
	2024	2023	$ Change	% Change
Cash and cash equivalents	$227,362	$148,277	$79,085	53.3%
Marketable securities	574,266	686,946	(112,680)	(16.4)%
Total	$801,628	$835,223	$(33,595)	(4.0)%

Cash Flows provided by Operating Activities

Our cash flows provided by operating activities was $692.5 million for the year ended December 31, 2024, compared to $736.3 million for the year ended December 31, 2023. Our operating cash flows are typically impacted by various factors including our net income, adjusted for non-cash expenses and gains such as depreciation expense, asset impairment charges, stock-based compensation expense and gains or losses on the disposal of assets; and timing of cash payments and cash receipts attributed to our various current asset and liability accounts, such as accounts receivable, inventory, accounts payable, accrued liabilities, deferred revenue and unbilled revenue.

The decrease in our cash flow from operations for the year ended December 31, 2024, compared to the year ended December 31, 2023, was primarily due to the timing of cash payments on our current liability accounts, timing of cash receipts on our accounts receivables and a decrease in cash received in excess of revenue recognized for the year ended December 31, 2024, compared to the year ended December 31, 2023, offset by an increase in net income, adjusted for non-cash items and deferred income taxes, for the year ended December 31, 2024, compared to the year ended December 31, 2023.

Cash Flows used in Investing Activities

Our cash flows used in investing activities was $228.6 million for the year ended December 31, 2024, compared to $23.2 million for the year ended December 31, 2023. Our investing cash flows are typically impacted by various factors including our capital expenditures, such as the acquisition of aircraft and spare engines; deposit payments; purchase and sales of marketable securities; proceeds from the sale of assets; and timing of cash payments and cash receipts attributed to our various long-term asset and long-term liability accounts.

Excluding the purchase and sale of marketable securities, which results in the transfer of dollars between our investments in marketable securities and our cash accounts, our cash used in investing activities increased from $284.6 million for the year ended December 31, 2023, to $341.2 million for the year ended December 31, 2024. The increase in cash used in investing activities, excluding the transfer of dollars between our investments in marketable securities and our cash accounts, was primarily due to an increase of $59.4 million used in the acquisition of property and equipment for the year ended December 31, 2024, compared to the year ended December 31, 2023, primarily due to the acquisition of five new E175 aircraft in 2024. Additionally, there was an increase in our cash used to acquire other long-term assets, including our investment in Contour, for the year ended December 31, 2024, offset by a decrease of $47.5 million in aircraft deposits in 2024, compared to 2023.

Cash Flows used in Financing Activities

Our cash flows used in financing activities was $384.8 million for the year ended December 31, 2024, compared to cash used in financing activities of $667.8 million for the year ended December 31, 2023. Our financing cash flows are typically impacted by various factors including proceeds from issuance of debt, principal payments on debt obligations, repurchases of our common stock and payment of cash dividends.

The $283.1 million decrease in cash used in financing activities for the year ended December 31, 2024, compared to the year ended December 31, 2023, was primarily due to a decrease of $248.6 million in cash used to purchase treasury stock and an increase of $46.5 million in proceeds from the issuance of long-term debt, offset by an increase of $5.3 million in principal payments on long-term debt and an increase of $6.3 million for employee income taxes paid on vested equity awards during the year ended December 31, 2024, compared to the year ended December 31, 2023.

Significant Commitments and Obligations

General

The following table summarizes our commitments and obligations as noted for each of the next five years and thereafter (in thousands):

	Total	2025	2026	2027	2028	2029	Thereafter
Operating lease payments for aircraft and facility obligations	$129,331	$21,105	$18,115	$15,822	$11,517	$9,774	$52,998
Firm aircraft and spare engine commitments	481,499	252,330	229,169	—	—	—	—
Interest commitments (1)	406,781	104,591	84,403	62,115	46,320	34,938	74,414
Principal maturities on long-term debt	2,692,619	539,865	517,924	471,919	300,945	206,586	655,380
Total commitments and obligations	$3,710,230	$917,891	$849,611	$549,856	$358,782	$251,298	$782,792
(1)	At December 31, 2024, all of our total long-term debt had fixed interest rates.

In addition to the table above, in 2024, we entered into a master equipment purchase agreement with another airline to acquire certain airframes and engines and lease the assets back to the airline under a five-year term. At December 31, 2024, we estimate the remaining financing obligation under the agreement will be between $60.0 million and $70.0 million and anticipate closing on the remaining financings during 2025.

Purchase Commitments and Options

We are coordinating with our major airline partners and aircraft manufacturers on the timing of upcoming fleet deliveries under previously announced deals. The anticipated future aircraft delivery dates are subject to change. As of December 31, 2024, we had a firm purchase commitment for 16 new E175 aircraft from Embraer with delivery dates anticipated into 2026.  We also have a firm purchase commitment to purchase four used CRJ550 aircraft with anticipated delivery dates in 2025.

At the time of each aircraft acquisition, we evaluate the financing alternatives available to us, and select one or more of these methods to fund the acquisition. In recent years, we have issued long-term debt to finance our new aircraft. At present, we intend to fund our aircraft purchase commitments through a combination of cash on hand and debt financing. Based on current market conditions and discussions with prospective leasing organizations and financial institutions, we currently believe that we will be able to obtain financing for our committed acquisitions, as well as additional aircraft. We intend to finance the firm purchase commitment for 16 E175 aircraft with approximately 75-85%

debt and the remaining balance with cash. We intend to fund the purchase of the four used CRJ550 aircraft through cash on hand.

Aircraft Lease and Facility Obligations

We also have long-term lease obligations, primarily relating to our facilities, aircraft and engines. Excluding aircraft financed by our major airline partners that we operate for them under contract, we had eight aircraft under lease with remaining terms ranging from four to six years as of December 31, 2024. These eight leased aircraft are subleased to a third party. Future minimum lease payments due under all long-term operating leases were approximately $129.3 million at December 31, 2024. Assuming a 6.2% discount rate, which is the average incremental borrowing rate we anticipate we would have incurred on debt obtained over a similar term to acquire these assets, the present value of these lease obligations would have been equal to approximately $87.7 million at December 31, 2024.

Long-term Debt Obligations

As of December 31, 2024, we had $2.7 billion of long-term debt, which consisted of $2.5 billion of debt used to finance aircraft and spare engines and $200.6 million of unsecured debt payable to Treasury. The average effective interest rate on our debt obligations was approximately 4.2% at December 31, 2024.

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

We have guaranteed $24.7 million in promissory notes of third parties in event the third parties default on their payments. The third parties’ loans are secured by aircraft and engines.

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

Revenue Recognition

Flying agreements and airport customer service and other revenues are recognized when service is provided. Under our capacity purchase and prorate flying agreements with our major airline partners, our performance obligation is determined on a per completed flight basis. Under our capacity purchase agreements, the performance obligation of each completed flight is measured using block hours incurred for each completed flight, which factors the duration of each flight. Under our airport customer service agreements, our performance obligation is measured on a per departure basis for each flight we provide customer service.

A portion of our compensation under our capacity purchase agreements is designed to reimburse us for the use of the aircraft we provide under such agreements. This compensation is deemed to be lease revenue, because the agreements identify the “right of use” or a specific type and number of aircraft over the agreement term. We allocate the total consideration received under our capacity purchase agreements between the lease and non-lease components based on stand-alone selling prices. A portion of the consideration received for the use of the aircraft is a fixed monthly payment per aircraft. We recognize the fixed monthly lease payments as lease revenue using the straight-line basis over the capacity purchase agreement term and variable lease payments in the period when the block hours are completed. We recognized $1.5 million of previously deferred lease revenue during the year ended December 31, 2024, under the straight-line basis.

Additionally, a portion of our compensation under our capacity purchase agreements relates to operating the aircraft, identified as the non-lease component of the capacity purchase agreement. We recognize revenue attributed to the non-lease component received as fixed monthly payments per aircraft proportionate to the number of block hours completed during each reporting period, relative to the estimated number of block hours we anticipate completing over the remaining contract term. In 2024, we recognized $35.5 million of previously deferred fixed monthly payments and unbilled revenue increased $7.9 million. The amount of deferred revenue and unbilled revenue from fixed monthly payments we recognize will increase or decrease in future reporting periods depending on the number of block hours we complete during such reporting period and our then-current forecast of block hours we anticipate completing over the remaining contract term based on information available to us as that time.

Our revenues could be impacted by several factors, such as our flight schedules, passenger fares we receive under our prorate agreements, terminations, extensions or other amendments to our code-share agreements, our estimates used to determine the amount of revenue we defer under our capacity purchase agreements, and our ability to earn incentive payments contemplated under applicable agreements. In the event contracted rates are not finalized at a quarterly or annual financial statement date, we record that period’s revenues based on the lower of the prior period’s approved rates or our estimate of rates that will be implemented upon completion of negotiations. Also, in the event we have a reimbursement dispute with a major airline partner at a quarterly or annual financial statement date, we evaluate the dispute under established revenue recognition criteria and, provided the revenue recognition criteria have been met, we recognize revenue for that period based on our estimate of the resolution of the dispute. Our rates were finalized under our code-share agreements as of December 31, 2024.

Long-Lived Assets

As of December 31, 2024, we had approximately $5.6 billion of property and equipment and related assets net of accumulated depreciation. In accounting for these long-lived assets, we make estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the condition of the long-lived assets and operating cash flow losses associated with the use of the long-lived assets. When considering whether or not impairment of long-lived assets exists, we group similar assets together at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and compare the undiscounted cash flows for each asset group to the net carrying amount of the assets supporting the asset group. Asset groupings are done at the fleet type or contract level.

During 2023, we recorded a non-cash impairment loss of $2.3 million related to a change in the estimate of fair value for 14 CRJ700 aircraft that were classified as held for sale in 2022. We presented the $54.3 million of assets held for sale at the lower of their current carrying value or their fair market value less costs to sell and included the amount in “Other current assets” on the Company’s consolidated balance sheet. In March 2024, we decided not to sell the 14 CRJ700 aircraft based on improved pilot availability and reclassified the aircraft as held for use assets in “Aircraft and rotable spares” on the Company’s consolidated balance sheet. We remeasured the fair value of the held for use assets at the time of the reclassification and, as a result, we recorded a $4.2 million gain (pre-tax) for the year ended December 31, 2024, as an offset to “Other Operating Expenses” in our consolidated statement of income, primarily due to the elimination of the estimated costs to sell the assets. The fair values were based upon observable and unobservable inputs, including market trends and conditions. The gain of $4.2 million is included in “Other operating expenses” on the Company’s consolidated statements of comprehensive income and in the SkyWest Leasing segment for the year ended December 31, 2024. The impairment of $2.3 million is included in “Other operating expenses” on the Company’s consolidated statements of comprehensive income and in the SkyWest Leasing segment for the year ended December 31, 2023.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

In the past, we have not experienced sustained material difficulties with fuel availability, and we currently expect to be able to obtain fuel at prevailing prices in quantities sufficient to meet our future needs. Pursuant to our contract flying agreements, United, Delta, American and Alaska have agreed to bear the economic risk of fuel price fluctuations on our contracted flights. We bear the economic risk of fuel price fluctuations on our prorate and SWC operations. For each of the years ended December 31, 2024, 2023 and 2022, approximately 13%, 13% and 12% of our total flying agreements revenue was derived from prorate agreements and SWC. For the years ended December 31, 2024, 2023 and 2022, the average price per gallon of aircraft fuel was $3.19, $3.70 and $4.14, respectively. For illustrative purposes only, we have estimated the impact of the market risk of fuel price fluctuations on our prorate and SWC operations using a hypothetical increase of 25% in the price per gallon we purchase. Based on this hypothetical assumption, we would have incurred an additional $21.9 million, $21.5 million and $27.1 million in fuel expense for the years ended December 31, 2024, 2023 and 2022, respectively.

Interest Rates

As of December 31, 2024, our long-term debt had fixed interest rates. We currently intend to finance the acquisition of aircraft through long-term debt. Changes in interest rates may impact our actual cost to acquire future aircraft. To the extent we place new aircraft in service under our capacity purchase agreements with United, Delta, American, Alaska or other carriers, our capacity purchase agreements currently provide that reimbursement rates will be adjusted to reflect the interest rates effective at the closing of the respective aircraft financing. As such, a hypothetical 50 basis point change in market interest rates would not have a material effect on our financial results.

Labor and Inflation Risk

The global economy has experienced, and continues to experience high rates of inflation. We cannot predict how long these inflationary pressures will continue, or how they may change over time, but we expect to see continued impacts on the global economy and our Company.

As a result, our costs have become, and we expect they will continue to be, subject to inflationary pressures, and we may not be able to fully offset such higher costs through price increases under our capacity purchase agreements. Salaries, wages and benefits expense represented 48.3% of our total operating expense for year ended December 31, 2024. For illustrative purposes, a hypothetical increase of 25% to our salaries, wages and benefits during the year ended December 31, 2024, would have increased our operating expenses by approximately $366.0 million.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of SkyWest, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SkyWest, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 13, 2025 expressed an unqualified opinion thereon.

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

Calculation of deferred revenue
Description of the Matter

At December 31, 2024, the Company’s deferred revenue balance totaled $337.5 million, of which $54.8 million was presented as a component of other current liabilities and $282.7 million was included in other long-term liabilities on the balance sheet. As discussed in Note 1 to the consolidated financial statements, under the Company’s capacity purchase agreements, the Company is paid a fixed amount per aircraft each month over the contract term. The Company recognizes revenue related to the fixed amount per aircraft each month based upon completed block hours proportionate to total forecasted block hours over the remaining contract term. To calculate the amount of revenue to be recognized, the Company estimates revenue per block hour using historical data and forecasted block hour activity.

Auditing the forecasted block hours over the remaining term of the contract, which is the primary input used in the deferred revenue calculation, required extensive audit effort due to the estimation uncertainty of the forecasted block hours over the remaining contract term.

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

To test the Company’s deferred revenue liability, we performed audit procedures that included, among others, assessing the methodology and assumptions used by the Company in the deferred revenue calculation, including testing of the forecasted block hours and validating completeness and accuracy of the underlying data used by the Company. Specifically, we compared management’s forecasted block hours to historical flight activity and existing flight schedules with partner airlines. We evaluated management’s ability to accurately forecast flight activity by performing hindsight analyses comparing actual historical results to past forecasts. We also performed sensitivity analyses to understand the impact of fluctuations in forecasted block hours to the deferred revenue liability.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2003.

Salt Lake City, Utah

February 13, 2025

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

ASSETS

	December 31,	December 31,
	2024	2023
CURRENT ASSETS:
Cash and cash equivalents	$227,362	$148,277
Marketable securities	574,266	686,946
Receivables, net	122,778	82,854
Inventories, net	139,002	127,114
Other current assets	53,659	86,705
Total current assets	1,117,067	1,131,896

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	8,774,570	8,323,107
Deposits on aircraft	65,612	77,282
Buildings, ground equipment and other	292,682	282,398
Total property and equipment, gross	9,132,864	8,682,787
Less-accumulated depreciation and amortization	(3,545,456)	(3,199,820)
Total property and equipment, net	5,587,408	5,482,967

OTHER ASSETS:
Operating lease right-of-use assets	87,731	86,727
Long-term receivables and other assets	347,661	324,703
Total other assets	435,392	411,430
Total assets	$7,139,867	$7,026,293

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(Dollars in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,	December 31,
	2024	2023
CURRENT LIABILITIES:
Current maturities of long-term debt	$535,589	$443,869
Accounts payable and accrued liabilities	527,351	470,251
Accrued salaries, wages and benefits	226,770	194,881
Current maturities of operating lease liabilities	20,467	19,335
Taxes other than income taxes	22,581	26,077
Other current liabilities	96,833	99,879
Total current liabilities	1,429,591	1,254,292

LONG-TERM DEBT, net of current maturities	2,136,786	2,562,183

DEFERRED INCOME TAXES PAYABLE	787,968	687,600

NONCURRENT OPERATING LEASE LIABILITIES	67,264	67,392

OTHER LONG-TERM LIABILITIES	309,477	341,324

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 83,638,680 and 82,840,372 shares issued as of December 31, 2024, and December 31, 2023, respectively	777,090	754,362
Retained earnings	2,594,173	2,271,211
Treasury stock, at cost, 43,310,324 and 42,615,347 shares as of December 31, 2024, and December 31, 2023, respectively	(962,650)	(912,396)
Accumulated other comprehensive income	168	325
Total stockholders’ equity	2,408,781	2,113,502
Total liabilities and stockholders’ equity	$7,139,867	$7,026,293

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
OPERATING REVENUES:
Flying agreements	$3,412,798	$2,834,397	$2,899,837
Lease, airport services and other	115,122	101,035	105,088
Total operating revenues	3,527,920	2,935,432	3,004,925
OPERATING EXPENSES:
Salaries, wages and benefits	1,463,932	1,322,615	1,211,551
Aircraft maintenance, materials and repairs	712,642	673,453	644,157
Depreciation and amortization	383,880	383,115	394,552
Aircraft fuel	87,409	85,913	108,456
Airport-related expenses	85,836	72,640	71,549
Aircraft rentals	5,257	25,507	75,353
Other operating expenses	294,307	268,120	318,145
Total operating expenses	3,033,263	2,831,363	2,823,763
OPERATING INCOME	494,657	104,069	181,162
OTHER INCOME (EXPENSE):
Interest income	47,961	43,928	17,605
Interest expense	(114,340)	(130,930)	(127,083)
Other income, net	3,865	23,242	20,899
Total other expense, net	(62,514)	(63,760)	(88,579)
INCOME BEFORE INCOME TAXES	432,143	40,309	92,583
PROVISION FOR INCOME TAXES	109,181	5,967	19,630
NET INCOME	$322,962	$34,342	$72,953

BASIC EARNINGS PER SHARE	$8.02	$0.78	$1.44
DILUTED EARNINGS PER SHARE	$7.77	$0.77	$1.44
Weighted average common shares:
Basic	40,262	43,940	50,548
Diluted	41,547	44,599	50,644

COMPREHENSIVE INCOME:
Net income	$322,962	$34,342	$72,953
Net unrealized appreciation (depreciation) on marketable securities, net of taxes	(157)	4,127	(3,802)
TOTAL COMPREHENSIVE INCOME	$322,805	$38,469	$69,151

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

						Accumulated
						Other
	Common Stock		Retained	Treasury Stock		Comprehensive
	Shares	Amount	Earnings	Shares	Amount	Income (Loss)	Total
Balance at December 31, 2021	82,336	$722,310	$2,163,916	(31,956)	$(618,712)	$—	$2,267,514
Net income	—	—	72,953	—	—	—	72,953
Exercise of common stock options and vested employee stock awards	151	142	—	—	—	—	142
Employee income tax paid on vested equity awards	—	—	—	(38)	(1,150)	—	(1,150)
Sale of common stock under employee stock purchase plan	106	2,815	—	—	—	—	2,815
Stock based compensation expense	—	9,159	—	—	—	—	9,159
Net unrealized depreciation on marketable securities, net of tax of $1,224	—	—	—	—	—	(3,802)	(3,802)
Balance at December 31, 2022	82,593	$734,426	$2,236,869	(31,994)	$(619,862)	$(3,802)	$2,347,631
Net income	—	—	34,342	—	—	—	34,342
Exercise of common stock options and vested employee stock awards	130	57	—	—	—	—	57
Employee income tax paid on vested equity awards	—	—	—	(32)	(585)	—	(585)
Sale of common stock under employee stock purchase plan	117	2,754	—	—	—	—	2,754
Stock based compensation expense	—	17,125	—	—	—	—	17,125
Treasury stock purchases and related excise tax	—	—	—	(10,589)	(291,949)	—	(291,949)
Net unrealized appreciation on marketable securities, net of tax of $1,329	—	—	—	—	—	4,127	4,127
Balance at December 31, 2023	82,840	$754,362	$2,271,211	(42,615)	$(912,396)	$325	$2,113,502
Net income	—	—	322,962	—	—	—	322,962
Vested employee stock awards	270	—	—	—	—	—	—
Employee income tax paid on vested equity awards	—	—	—	(117)	(6,930)	—	(6,930)
Sale of common stock under employee stock purchase plan	48	2,864	—	—	—	—	2,864
Issuance of common stock upon warrant exercise, net	481	—	—	—	—	—	—
Stock based compensation expense	—	19,864	—	—	—	—	19,864
Treasury stock purchases	—	—	—	(578)	(43,324)	—	(43,324)
Net unrealized depreciation on marketable securities, net of tax of $51	—	—	—	—	—	(157)	(157)
Balance at December 31, 2024	83,639	$777,090	$2,594,173	(43,310)	$(962,650)	$168	$2,408,781

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$322,962	$34,342	$72,953
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	383,880	383,115	394,552
Stock based compensation expense	19,864	17,125	9,159
Decrease in credit loss reserves	(3,628)	(185)	(4,591)
Gain on disposal of fixed assets	(8,245)	(14,295)	(7,948)
Loss (gain) on investments in other companies	6,815	479	(11,380)
Net increase in deferred income taxes	100,368	539	23,825
Impairment (gain) on assets held for sale	(4,157)	2,318	51,384
Changes in operating assets and liabilities:
Decrease (increase) in receivables	(41,171)	19,818	(32,959)
Decrease (increase) in income tax receivable	(7,504)	997	7,815
Increase in inventories	(11,888)	(3,905)	(16,628)
Decrease (increase) in other current assets	(13,813)	1,593	(2,871)
Decrease (increase) in operating lease right-of-use assets	(1,004)	25,954	86,588
Increase (decrease) in operating lease liabilities	1,004	(54,984)	(76,812)
Increase (decrease) in deferred revenue	(40,012)	229,862	40,812
Decrease (increase) in unbilled revenue	(7,871)	12,601	(11,491)
Increase (decrease) in accounts payable and other current liabilities	(3,138)	80,960	(42,032)
NET CASH PROVIDED BY OPERATING ACTIVITIES	692,462	736,334	480,376

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(1,430,733)	(1,339,465)	(1,834,403)
Sales of marketable securities	1,543,256	1,600,877	1,488,359
Acquisition of property and equipment:
Aircraft and rotable spare parts	(265,854)	(238,068)	(632,460)
Buildings and ground equipment	(44,895)	(13,258)	(13,031)
Proceeds from the sale of property and equipment	5,154	15,879	16,983
Deposits on aircraft	(17,535)	(65,000)	(37,100)
Aircraft deposits applied towards acquired aircraft	—	11,649	138,383
Decrease (increase) in investments and financing activities with third parties and other assets	(18,020)	4,158	(31,625)
NET CASH USED IN INVESTING ACTIVITIES	(228,627)	(23,228)	(904,894)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	116,165	69,689	684,502
Principal payments on long-term debt	(452,855)	(447,604)	(415,050)
Payment of debt issuance cost	(670)	(175)	(2,178)
Net proceeds from issuance of common stock	2,864	2,811	2,957
Employee income tax paid on vested equity awards	(6,930)	(585)	(1,150)
Purchase of treasury stock and related excise tax	(43,324)	(291,949)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(384,750)	(667,813)	269,081

Increase (decrease) in cash and cash equivalents	79,085	45,293	(155,437)
Cash and cash equivalents at beginning of period	148,277	102,984	258,421
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$227,362	$148,277	$102,984

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	Year Ended December 31,
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:	2024	2023	2022
Non-cash investing and financing activities:
Acquisition of property and equipment	$99,266	$12,583	$16,826
Derecognition of right of use assets	$—	$(39,247)	$—
Derecognition of operating lease liabilities	$—	$39,247	$—
Cash paid during the period for:
Interest, net of capitalized amounts	$113,571	$128,288	$125,321
Income taxes	$18,588	$13,610	$1,166

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

(1) Nature of Operations and Summary of Significant Accounting Policies

SkyWest, Inc. (the “Company”), through its subsidiary, SkyWest Airlines, Inc. (“SkyWest Airlines”) operates the largest regional airline in the United States. As of December 31, 2024, SkyWest Airlines offered scheduled passenger service under code-share agreements with United Airlines, Inc. (“United”), Delta Air Lines, Inc. (“Delta”), American Airlines, Inc. (“American”) and Alaska Airlines, Inc. (“Alaska”) with approximately 2,190 total daily departures to destinations in the United States, Canada and Mexico. Additionally, the Company provides airport customer service and ground handling services for other airlines throughout its system. In 2022, the Company formed SkyWest Charter, LLC (“SWC”), which began operations in 2023. SWC offers an on-demand charter flight service. As of December 31, 2024, the Company had 624 total aircraft in its fleet, including 492 aircraft in scheduled service or under contract pursuant to its code-share agreements, summarized as follows:

	E175	CRJ900	CRJ700/CRJ550	CRJ200	Total
United	114	—	27	75	216
Delta	86	36	21	—	143
American	20	—	71	—	91
Alaska	42	—	—	—	42
Aircraft in scheduled service or under contract	262	36	119	75	492
SWC	—	—	—	18	18
Leased to third parties	—	5	35	—	40
Other (1)	—	8	20	46	74
Total Fleet	262	49	174	139	624
(1)	As of December 31, 2024, other aircraft included: supplemental spare aircraft supporting the Company’s code-share agreements that may be placed under future code-share or leasing arrangements, aircraft transitioning between code-share agreements with the Company’s major airline partners or aircraft that are scheduled to be disassembled for use as spare parts.

For the year ended December 31, 2024, approximately 43.9% of the Company’s aircraft in scheduled service was operated for United, approximately 29.1% was operated for Delta, approximately 18.5% was operated for American and approximately 8.5% was operated for Alaska.

SkyWest Airlines has been a code-share partner with Delta since 1987, United since 1997, Alaska since 2011 and American since 2012. As of December 31, 2024, SkyWest Airlines operated as a Delta Connection carrier primarily in Salt Lake City, Detroit and Minneapolis, a United Express carrier primarily in Los Angeles, San Francisco, Denver, Houston, Chicago and the Pacific Northwest, an American carrier primarily in Chicago, Dallas, Los Angeles and Phoenix and an Alaska carrier primarily in the Pacific Northwest.

SkyWest Airlines operates the following aircraft manufactured by MHI RJ Aviation ULC, formerly known as Bombardier Aerospace (“Bombardier”): CRJ900s, CRJ700s, including a 50-seat configuration of the CRJ700, commonly referred to as a “CRJ550,” and CRJ200s, and E175s manufactured by Embraer. The CRJ700, CRJ550, CRJ900 and E175 aircraft, commonly referred to as “dual-class aircraft,” have a first class seat configuration typically configured between 50 to 76 seats. SkyWest Airlines operates the CRJ200 as a single-class, 50-seat aircraft and SWC operates the CRJ200 in a 30-seat configuration.

Basis of Presentation

The Company’s consolidated financial statements include the accounts of the Company and the SkyWest Airlines and SWC and SkyWest Leasing segments, with all inter-company transactions and balances having been eliminated.

In preparing the accompanying consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after December 31, 2024, through the filing date of the Company’s annual report with the U.S. Securities and Exchange Commission.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had no restricted cash as of December 31, 2024 and 2023.

Marketable Securities

The Company’s investments in debt securities are classified as available-for-sale and are reported at fair market value with the net unrealized appreciation (depreciation) reported as a component of accumulated other comprehensive income in stockholders’ equity. At the time of sale, any realized appreciation or depreciation, calculated by the specific identification method, is recognized in other income and expense. The Company’s position in marketable securities as of December 31, 2024 and 2023 was as follows (in thousands):

		Gross unrealized	Gross unrealized
At December 31, 2024	Amortized Cost	holding gains	holding losses	Fair market value
Marketable securities:
Bond and bond funds	$462,111	$313	$(91)	$462,333
Commercial Paper	111,933	—	—	111,933
Total marketable securities	$574,044	$313	$(91)	$574,266

		Gross unrealized	Gross unrealized
At December 31, 2023	Amortized Cost	holding gains	holding losses	Fair market value
Marketable securities:
Bond and bond funds	$676,644	$430	$—	$677,074
Commercial Paper	9,872	—	—	9,872
Total marketable securities	$686,516	$430	$—	$686,946

As of December 31, 2024 and 2023, the Company had classified $574.3 million and $686.9 million of marketable securities, respectively, as short-term because it had the intent to maintain a liquid portfolio and the ability to redeem the securities within one year.

Inventories

Inventories include expendable parts, fuel and supplies and are valued at cost (FIFO basis) less an allowance for obsolescence based on historical part turnover, excess parts and management’s expectations of future operations. Expendable inventory parts are charged to expense as used. An obsolescence allowance for flight equipment expendable parts is accrued based on estimated lives of the corresponding fleet types, anticipated part usage and salvage values. The inventory allowance as of December 31, 2024 and 2023, was $28.8 million and $26.1 million, respectively.

Property and Equipment

Property and equipment are stated at cost and depreciated over their useful lives to their estimated residual values using the straight-line basis. The Company revises its estimated useful life and residual values assumptions when facts and circumstances occur, particularly as the Company’s CRJ fleet ages. In the fourth quarter of 2024, the Company extended the CRJ700 contract with American and entered into agreements with United to place 40 CRJ550s under contract. As a result, the Company extended the estimated useful lives of its CRJ700/CRJ550 fleet an average of three years and revised the residual values of the assets accordingly. This resulted in a $3.0 million decrease in depreciation expense for the month ended December 31, 2024. The decrease in depreciation related to these CRJ assets is expected to be significantly offset in 2025 by any depreciation expense from new investments in capital expenditures, including the eight E175 aircraft the Company anticipates taking delivery of throughout 2025. The following summarizes the Company’s useful life and residual value assumptions as of December 31, 2024:

Assets	Depreciable Life	Current Residual Value
Aircraft, rotable spares, and spare engines	up to 27 years	up to 20%
Ground equipment	up to 10 years	0%
Office equipment	up to 5 years	0%
Leasehold improvements	Shorter of 15 years or lease term	0%
Buildings	20 - 39.5 years	0%

Impairment of Long-Lived Assets

As of December 31, 2024, the Company had approximately $5.6 billion of property and equipment, net of accumulated depreciation. In accounting for these long-lived assets, the Company makes estimates about the expected useful lives of the assets, the expected residual values of such assets, and the potential for impairment based on projected future cash flows and estimated fair value of the assets. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the condition of the long-lived assets and operating cash flow losses associated with the use of the long-lived assets. On a periodic basis, the Company evaluates whether impairment indicators are present. When considering whether or not impairment of long-lived assets exists, the Company groups similar assets together at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and compare the undiscounted cash flows for each asset group to the net carrying amount of the assets supporting the asset group. Asset groupings are done at the aircraft type level.

Capitalized Interest

Interest is capitalized on aircraft purchase deposits as a portion of the cost of the asset and is depreciated over the estimated useful life of the asset. During the years ended December 31, 2024, 2023 and 2022, the Company capitalized interest costs of approximately $3.3 million, $1.5 million and $1.9 million, respectively.

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

Flying Agreements and Airport Customer Service and Other Revenues

The Company recognizes revenue under its flying agreements and under its lease, airport services and other service agreements when the service is provided under the applicable agreement. Under the Company’s capacity purchase agreements with United, Delta, American and Alaska (each, a “major airline partner”), the major airline partner generally pays the Company a fixed-fee for each departure, flight hour (measured from takeoff to landing, excluding taxi time) or block hour (measured from takeoff to landing, including taxi time) incurred, and an amount per aircraft in service each month, with additional incentives based on flight completion, on-time performance or other performance metrics. The major airline partner also directly pays for or reimburses the Company for certain direct expenses incurred under the capacity purchase agreement, such as fuel, airport landing fees and airport rents. Under the capacity purchase agreements, the Company’s performance obligation is met when each flight is completed, measured in completed block hours, and is reflected in flying agreements revenue. The transaction price for the capacity purchase agreements is determined from the fixed-fee consideration, incentive consideration and directly reimbursed expenses earned as flights are completed over the agreement term. For the years ended December 31, 2024, 2023 and 2022, capacity purchase agreements represented approximately 86.6%, 86.5% and 88.0% of the Company’s flying agreements revenue, respectively.

Under the Company’s prorate agreements, the major airline partner and the Company negotiate a passenger fare proration formula, pursuant to which the Company receives a percentage of the ticket revenues for those passengers traveling for one portion of their trip on a Company airline and the other portion of their trip on the major airline partner. Under the Company’s prorate flying agreements, the performance obligation is met and revenue is recognized when each flight is completed based upon the portion of the prorate passenger fare the Company determines that it will receive for each completed flight. The transaction price for the prorate agreements is determined from the proration formula derived from each passenger ticket amount on each completed flight over the agreement term. Certain routes under the Company’s prorate agreements are subsidized by the U.S. Department of Transportation under the Essential Air Service (“EAS”) program, a program created to ensure small communities in the United States maintain a minimum level of scheduled air service. The EAS contracts are generally between two to three years in duration and the Company recognizes EAS revenue on a per-completed-flight basis pursuant to the terms of each contract. In the event the Company receives upfront consideration for an EAS contract, the Company recognizes the revenue on a per-completed flight basis over the EAS contract term. Under the Company’s charter operations, SWC, the Company negotiates a fare for the charter flight with the customer. The performance obligation is met and revenue is recognized upon completion of the flight. For the years ended December 31, 2024, 2023 and 2022, prorate flying agreements and SWC revenue represented approximately 13.4%, 13.5%, and 12.0% of the Company’s flying agreements revenue, respectively.

The following table represents the Company’s flying agreements revenue by type for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	For the year ended December 31,
	2024	2023	2022
Capacity purchase agreements flight operations revenue (non-lease component)	$2,415,598	$1,976,743	$2,028,308
Capacity purchase agreements fixed aircraft lease revenue	303,134	296,047	504,529
Capacity purchase agreements variable aircraft lease revenue	236,676	180,218	17,664
Prorate agreements and SWC revenue	457,390	381,389	349,336
Flying agreements revenue	$3,412,798	$2,834,397	$2,899,837

The Company allocates the total consideration received under its capacity purchase agreements between lease and non-lease components based on stand-alone selling prices. A portion of the Company’s compensation under its capacity purchase agreements relates to operating the aircraft, identified as the non-lease component of the capacity purchase agreement. The Company recognizes revenue attributed to the non-lease component received as fixed-fees for each departure, flight hour or block hour on an as-completed basis for each reporting period. The Company recognizes revenue attributed to the non-lease component received as fixed monthly payments per aircraft proportionate to the number of block hours completed during each reporting period, relative to the estimated number of block hours the Company anticipates completing over the remaining contract term. Accordingly, the Company’s revenue recognition will likely vary from the timing of cash receipts under the Company’s capacity purchase agreements. The Company refers to cash received under its capacity purchase agreements prior to recognizing revenue as “deferred revenue,” and the Company refers to revenue recognized prior to billing its major airline partners under its capacity purchase agreements as “unbilled revenue” for each reporting period. In 2024, the Company recognized $35.5 million of previously deferred revenue associated with the non-lease fixed monthly payments under certain agreements and increased unbilled revenue by $7.9 million under certain other agreements, compared to deferring revenue of $151.4 million and decreasing unbilled revenue by $12.6 million in 2023, and deferring revenue of $18.7 million and recognizing $11.5 million of unbilled revenue in 2022.

A portion of the Company’s compensation under its capacity purchase agreements is designed to reimburse the Company for certain aircraft ownership costs. The consideration for aircraft ownership costs varies by agreement but is intended to cover either the Company’s aircraft principal and interest debt service costs, its aircraft depreciation and interest expense or its aircraft lease expense costs while the aircraft is under contract. The consideration received for the use of the aircraft under the Company’s capacity purchase agreements is accounted for as lease revenue, inasmuch as the agreements identify the “right of use” of a specific type and number of aircraft over a stated period of time. The lease revenue associated with the Company’s capacity purchase agreements is accounted for as an operating lease and is reflected as flying agreements revenue on the Company’s consolidated statements of comprehensive income. The Company recognizes fixed monthly lease payments as lease revenue using the straight-line basis over the capacity purchase agreement term and variable lease payments in the period when the block hours are completed. The Company recognized $1.5 million of previously deferred lease revenue during the year ended December 31, 2024, whereas the Company deferred recognizing lease revenue of $78.5 million and $22.1 million during the years ended December 31, 2023 and 2022, respectively, for the fixed monthly lease payments under the straight-line basis. The Company has not separately stated aircraft rental income and aircraft rental expense in the consolidated statement of comprehensive income because the use of the aircraft is not a separate activity of the total service provided under the capacity purchase agreements.

The Company’s total deferred revenue balance as of December 31, 2024, was $337.5 million, including $54.8 million in other current liabilities and $282.7 million in other long-term liabilities. The Company’s unbilled revenue balance as of December 31, 2024, was $15.1 million, including $1.1 million in other current assets and $14.0 million in other long-term assets. The Company’s total deferred revenue balance as of December 31, 2023, was $374.6 million, including $61.0 million in other current liabilities and $313.6 million in other long-term liabilities. The Company’s unbilled revenue balance as of December 31, 2023, was $7.3 million, including $1.2 million in other current assets and $6.1 million in other long-term assets.

The Company’s capacity purchase and prorate agreements include weekly provisional cash payments from the respective major airline partner based on a projected level of flying each month. The Company and each major airline partner subsequently reconcile these payments to the actual completed flight activity on a monthly or quarterly basis.

In several of the Company’s agreements, the Company is eligible to receive incentive compensation upon the achievement of certain performance criteria. The incentives are defined in the agreements and are measured and determined on a monthly or annual basis. At the end of each period during the term of an agreement, the Company calculates the incentives achieved during that period and recognizes revenue attributable to that agreement accordingly, subject to the variable constraint guidance under Accounting Standard Codification (“ASC”) Topic 606.

The following summarizes the significant provisions of each code-share agreement the Company has with each major airline partner through SkyWest Airlines:

United Express Agreements

Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
United Express Agreements (capacity purchase agreement)	• E175 • CRJ700/CRJ550 • CRJ200	114 27 50	• Individual aircraft have scheduled removal dates under the agreement between 2025 and 2033 • The average remaining term of the aircraft under contract is 2.5 years
United Express Prorate Agreement (prorate agreement)	• CRJ 200	25*	• Terminable with 120-day notice
Total under United Express Agreements		216

Delta Connection Agreements

Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
Delta Connection Agreement (capacity purchase agreement)	• E175 • CRJ900 • CRJ700	86 35 5	• Individual aircraft have scheduled removal dates from 2025 to 2034 • The average remaining term of the aircraft under contract is 4.2 years
Delta Connection Prorate Agreement (prorate agreement)	• CRJ900 • CRJ700/CRJ550	1* 16*	• Terminable with 30-day notice
Total under Delta Connection Agreements		143

American Capacity Purchase Agreement

Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
American Agreement (capacity purchase agreement)	• E175 • CRJ700	20 71	• Individual aircraft have scheduled removal dates from 2025 to 2032 • The average remaining term of the aircraft under contract is 4.6 years
Total under American Agreement		91

Alaska Capacity Purchase Agreement

Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
Alaska Agreement (capacity purchase agreement)	• E175	42	• Individual aircraft have scheduled removal dates from 2030 to 2034 • The average remaining term of the aircraft under contract is 6.5 years
*	The Company’s prorate agreements are based on specific routes, not a specific aircraft count. The number of aircraft listed above for each prorate agreement approximates the number of aircraft the Company uses to serve the prorate routes.

In addition to the contractual agreements described above, as of December 31, 2024, SkyWest Airlines reached agreements with certain major airline partners to place additional aircraft under capacity purchase agreements as summarized below. The Company is coordinating with its major airline partners to optimize the timing of upcoming fleet deliveries and the delivery timing referenced below is subject to change.

●	Capacity purchase agreement with United for 15 new E175 aircraft. Seven new E175 aircraft are currently scheduled for delivery in 2025 and eight new E175 aircraft are scheduled for delivery in 2026. The Company anticipates financing the aircraft through debt.
●	Capacity purchase agreement with Alaska for one new E175 aircraft. The delivery date for the new E175 aircraft is currently scheduled for 2025. The Company anticipates financing the aircraft through debt.
●	Capacity purchase agreement with United for 30 used CRJ550 aircraft. Pursuant to these agreements, the Company is in the process of acquiring four used CRJ550s and will convert 26 of its CRJ700s to CRJ550s. The aircraft are anticipated to be placed into service in 2025 through the end of 2026.

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

Lease, airport services and other revenues primarily consist of revenue generated from aircraft and spare engines leased to third parties and from airport customer service agreements, such as gate and ramp agent services at various airports where the Company has been contracted by third parties to provide such services. The following table represents the Company’s lease, airport services and other revenues for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	For the year ended December 31,
	2024	2023	2022
Operating lease revenue	$56,063	$47,554	$48,714
Operating lease revenue relating to variable lease payments	28,877	18,420	17,050
Airport customer service and other revenue	30,182	35,061	39,324
Lease, airport services and other	$115,122	$101,035	$105,088

The following table summarizes future minimum rental income under operating leases primarily related to leased aircraft and engines that had remaining non-cancelable lease terms as of December 31, 2024 (in thousands):

2025	$42,869
2026	37,194
2027	37,180
2028	36,293
2029	34,853
Thereafter	20,208
Total future minimum rental income under operating leases	$208,597

Of the Company’s $5.6 billion of property and equipment, net of accumulated depreciation as of December 31, 2024, $202.3 million of regional jet aircraft and spare engines were leased to third parties under operating leases. The Company’s mitigation strategy for the residual asset risks of these assets includes leasing aircraft and engine types that can be operated by the Company in the event of a default. Additionally, the operating leases typically have specified lease return condition requirements paid by the lessee to the Company and the Company typically maintains inspection rights under the leases.

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

As of December 31, 2024, the Company had $122.8 million in accounts receivable of which $105.2 million is related to flying agreements. As of December 31, 2023, the Company had $82.9 million in accounts receivable of which $73.6 million is related to flying agreements.

Allowance for Credit Losses

The Company has an allowance for credit losses associated with its accounts receivable, notes receivable and third-party debt guarantees. The Company monitors publicly available credit ratings for entities for which the Company has a significant receivable balance or guarantee. As of December 31, 2024, the Company had gross receivables of $125.9 million in current assets and gross receivables of $225.2 million in other long-term assets. As of December 31, 2023, the Company had gross receivables of $86.1 million in current assets and gross receivables of $199.8 million in other long-term assets. The Company has established credit loss reserves based on publicly available historic default rates issued by a third party for companies with similar credit ratings, factoring in the term of the respective accounts receivable, notes receivable or guarantee. During the year ended December 31, 2024, the Company recorded $3.6 million of adjustments to the credit loss reserve. During the year ended December 31, 2023, the Company recorded $0.2 million of adjustments to the credit loss reserve and wrote-off $18.5 million in receivables that were fully reserved as of December 31, 2022. There were no other significant changes in the outstanding accounts receivable, notes receivable, guarantees or credit ratings of the entities.

The following table summarizes the changes in allowance for credit losses:

Allowance for Credit Losses
Balance at December 31, 2021	$41,976
Adjustments to credit loss reserves	(4,591)
Write-offs charged against allowance	—
Balance at December 31, 2022	$37,385
Adjustments to credit loss reserves	(185)
Write-offs charged against allowance	(18,501)
Balance at December 31, 2023	$18,699
Adjustments to credit loss reserves	(3,628)
Write-offs charged against allowance	—
Balance at December 31, 2024	$15,071

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

	Year Ended December 31,
	2024	2023	2022
Treasury Warrants (1)	—	286	640
Unvested Employee Equity Awards	—	15	219
Total antidilutive securities	—	301	859
(1)	Warrants originally issued to U.S. Department of the Treasury (“Treasury”) to purchase shares of SkyWest common stock issued pursuant to the three Payroll Support Program Agreements and a loan agreement with the U.S. Treasury. See Note 9, “Capital Transactions” for further discussion on the warrants issued to Treasury.

Additionally, for the years ended December 31, 2024, 2023 and 2022, 209,000, 334,000 and 146,000 performance share units (“PSUs”) (at target performance) were excluded from the computation of Diluted EPS since the Company had not achieved the minimum target thresholds for these PSUs as of December 31, 2024, 2023 and 2022, respectively.

The calculation of the weighted average number of common shares outstanding for Basic EPS and Diluted EPS are as follows for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net income	$322,962	$34,342	$72,953
Denominator:
Basic earnings per share weighted average shares	40,262	43,940	50,548
Dilution due to employee equity awards and warrants	1,285	659	96
Diluted earnings per share weighted average shares	41,547	44,599	50,644

Basic earnings per share	$8.02	$0.78	$1.44
Diluted earnings per share	$7.77	$0.77	$1.44

Comprehensive Income

Comprehensive income includes charges and credits to stockholders’ equity that are not the result of transactions with the Company’s shareholders, including changes in unrealized appreciation or depreciation on marketable debt securities.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for receivables and accounts payable approximate fair values because of the immediate or short-term maturity of these financial instruments. Marketable securities are reported at fair value based on market quoted prices in the consolidated balance sheets. Certain investments in other companies are reported at fair value based on market quoted prices or using the Black Scholes Option Pricing model in the consolidated balance sheets. The fair value of the Company’s long-term debt, as disclosed in Note 3, is estimated based on current rates offered to the Company for similar debt.

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

Recent Accounting Pronouncements

At December 31, 2024, the Company adopted Accounting Standards Update No. 2023-07, “Segment Reporting (ASC Topic 280) – Improvements to Reportable Segment Disclosures,” issued by the Financial Accounting Standards Board (FASB). The standard is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU also expands disclosure requirements to enable users of financial statements to better understand the entity’s measurement and assessment of segment performance and resource allocation. As required by the standard, the Company recast prior year segment disclosures to conform to the current year presentation. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements. For further details, refer to Note 2, “Segment Reporting.”

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

In March 2024, the FASB issued Accounting Standards Update No. 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (ASC Subtopic 220-40) – Disaggregation of Income Statement Expenses”, which enhances the transparency and comparability of financial statements by requiring companies to disclose more granular information about expense components. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.

(2) Segment Reporting

GAAP requires disclosures related to components of a company for which separate financial information is available to, and regularly evaluated by, the Company’s chief operating decision maker when deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the chief executive officer.

The Company’s two reportable segments consist of (1) the operations of SkyWest Airlines and SWC and (2) SkyWest Leasing activities.

The Company’s chief operating decision maker analyzes the profitability of operating new aircraft financed through the issuance of debt, including the Company’s E175 fleet, separately from the profitability of the Company’s capital deployed for ownership and financing of such aircraft. The SkyWest Airlines and SWC segment includes revenue earned under the applicable capacity purchase agreements attributed to operating such aircraft and the respective operating costs, and revenue and operating expenses attributed to prorate agreements and airport services agreements. The SkyWest Leasing segment includes applicable revenue earned under the applicable capacity purchase agreements attributed to the ownership of new aircraft acquired through the issuance of debt and the respective depreciation and interest expense of such aircraft. The SkyWest Leasing segment also includes the activity of leasing regional jet aircraft and spare engines to third parties and other activities. The SkyWest Leasing segment’s total assets and capital expenditures include new aircraft acquired through the issuance of debt and assets leased to third parties. Additionally, aircraft removed from SkyWest Airlines’ operations and held for sale are included in the SkyWest Leasing segment.

The chief operating decision maker assesses performance for each segment and decides how to allocate resources based on income before income taxes. The chief operating decision maker uses the segment profit or loss measure when assessing performance of the segment and monitors budget versus actual results to allocate resources for each segment predominantly in the annual budget and forecasting process.

The following represents the Company’s segment data for the years ended December 31, 2024, 2023, and 2022 (in thousands). As required by the adoption of ASC 2023-07, the Company recast the 2023 and 2022 segment disclosures to conform to the current year presentation.

	Year ended December 31, 2024
	SkyWest Airlines	SkyWest
	and SWC	Leasing	Consolidated
Operating revenues	$2,905,339	$622,581	$3,527,920

Salaries, wages and benefits	1,461,271	2,661	1,463,932
Aircraft maintenance, materials and repairs	684,805	27,837	712,642
Depreciation and amortization	145,052	238,828	383,880
Interest expense	12,916	101,424	114,340
Other segment items(1)	462,404	(41,421)	420,983
Segment profit(2)	$138,891	$293,252	$432,143

Total assets (as of December 31, 2024)	$2,810,521	$4,329,346	$7,139,867
Capital expenditures (including non-cash)	$310,636	$128,584	$439,220

	Year ended December 31, 2023
	SkyWest Airlines	SkyWest
	and SWC	Leasing	Consolidated
Operating revenues	$2,392,174	$543,258	$2,935,432

Salaries, wages and benefits	1,319,954	2,661	1,322,615
Aircraft maintenance, materials and repairs	657,392	16,061	673,453
Depreciation and amortization	149,264	233,851	383,115
Interest expense	17,053	113,877	130,930
Other segment items(1)	413,722	(28,712)	385,010
Segment profit (loss)(2)	$(165,211)	$205,520	$40,309

Total assets (as of December 31, 2023)	$2,537,834	$4,488,459	$7,026,293
Capital expenditures (including non-cash)	$113,783	$150,126	$263,909

	Year ended December 31, 2022
	SkyWest Airlines	SkyWest
	and SWC	Leasing	Consolidated
Operating revenues	$2,492,318	$512,607	$3,004,925

Salaries, wages and benefits	1,208,890	2,661	1,211,551
Aircraft maintenance, materials and repairs	628,974	15,183	644,157
Depreciation and amortization	182,475	212,077	394,552
Interest expense	12,805	114,278	127,083
Other segment items(1)	499,806	35,193	534,999
Segment profit (loss)(2)	$(40,632)	$133,215	$92,583

Total assets (as of December 31, 2022)	$2,977,804	$4,436,749	$7,414,553
Capital expenditures (including non-cash)	$82,891	$579,426	$662,317
(1)	Other segment items includes aircraft fuel; airport related expenses; aircraft rentals; other operating expenses consisting primarily of property taxes, hull and liability insurance, simulator costs, crew per diem and crew hotel costs; interest income and other income, net.
(2)	Segment profit (loss) is equal to income before income taxes. As a result of adopting ASC 2023-07, the Company included interest income and other income in the recast segment profit (loss) for each segment during the years ended December 31, 2023 and 2022.

(3) Long-term Debt

Long-term debt consisted of the following as of December 31, 2024 and 2023 (in thousands):

	December 31,	December 31,
	2024	2023
Notes payable to banks, due in quarterly installments, plus interest at 2.33% to 5.95% through 2036, secured by aircraft	$2,055,330	$2,302,578
Notes payable to banks, due in monthly or semi-annual installments, plus interest at 2.90% to 5.94% through 2032, secured by aircraft and engines	436,649	527,092
Notes payable to U.S. Government, interest due semi-annually at 1.00% through 2025 and based on SOFR plus 2.0% from 2025 through 2031, unsecured	200,640	200,640
Long-term debt	2,692,619	3,030,310
Current portion of long-term debt	(539,061)	(447,534)
Less long-term portion of unamortized debt issue cost, net	(16,772)	(20,593)
Long-term debt, net of current maturities and debt issue costs	$2,136,786	$2,562,183

Current portion of long-term debt	$539,061	$447,534
Less current portion of unamortized debt issue cost, net	(3,472)	(3,665)
Current portion of long-term debt, net of debt issue costs	$535,589	$443,869

As of December 31, 2024 and 2023, the Company had $2.7 billion and $3.0 billion, respectively, of total long-term debt. The average effective interest rate on the Company’s debt was approximately 4.2% and 4.1% at December 31, 2024 and 2023, respectively.

During 2024, the Company took delivery of five new E175 aircraft that the Company financed through $116.2 million of long-term debt. The debt associated with the five E175 aircraft has 12-year terms, is due in quarterly installments, and is secured by the E175 aircraft.

The aggregate amounts of principal maturities of long-term debt as of December 31, 2024 were as follows (in thousands):

2025	$539,865
2026	517,924
2027	471,919
2028	300,945
2029	206,586
Thereafter	655,380
$2,692,619

As of December 31, 2024 and 2023, SkyWest Airlines had a $100.0 million line of credit. The line of credit includes minimum liquidity and profitability covenants and is secured by certain assets. As of December 31, 2024 and 2023, SkyWest Airlines had no amounts outstanding under the line of credit facility. However, at December 31, 2024 and 2023, the Company had $24.9 million and $29.2 million, respectively, in letters of credit issued under the facility which reduced the amount available under the facility to $75.1 million and $70.8 million, respectively. The line of credit expires March 25, 2028 and has a variable interest rate of 3.5% plus the one month SOFR rate.

As of December 31, 2024 and 2023, the Company had $47.1 million and $49.1 million, respectively, in letters of credit and surety bonds outstanding with various banks and surety institutions.

The Company’s debt agreements are not traded on an active market and are recorded at carrying value on the Company’s consolidated balance sheet. The fair value of the Company’s long-term debt is estimated based on current rates offered to the Company for similar debt. The fair value of debt is estimated using inputs classified as Level 2 within the fair value hierarchy. The carrying value and fair value of the Company’s long-term debt as of December 31, 2024 and 2023, were as follows (in thousands):

	December 31, 2024	December 31, 2023
Carrying value	$2,692,619	$3,030,310
Fair value	$2,612,838	$2,918,012

(4) Income Taxes

The provision for income taxes includes the following components (in thousands):

	Year ended December 31,
	2024	2023	2022
Current tax provision (benefit):
Federal	$5,917	$4,962	$(7,319)
State	2,776	1,794	1,813
	8,693	6,756	(5,506)
Deferred tax provision (benefit):
Federal	86,301	(678)	21,587
State	14,187	(111)	3,549
	100,488	(789)	25,136
Provision for income taxes	$109,181	$5,967	$19,630

The following is a reconciliation between a federal income tax rate of 21% and the effective tax rate which is derived by dividing the provision for income taxes by the income before the provision for income taxes (in thousands):

	Year ended December 31,
	2024	2023	2022
Computed provision for income taxes at the statutory rate	$90,750	$8,465	$19,442
Increase (decrease) in income taxes resulting from:
State income tax provision, net of federal income tax benefit	16,586	2,056	4,295
Non-deductible expenses	6,045	3,578	546
Valuation allowance changes affecting the provision for income taxes	(630)	(1,085)	1,716
Tax expense (benefit) from share-based compensation	(913)	939	534
Change in unrecognized tax benefit	(654)	(7,556)	(7,319)
Other, net	(2,003)	(430)	416
Provision for income taxes	$109,181	$5,967	$19,630

For the year ended December 31, 2024 and December 31, 2023, the Company released a $0.6 million and $1.1 million, respectively, valuation allowance related to certain deferred tax assets associated with state net operating losses with a limited carry forward period. For the year ended December 31, 2022, the Company recorded a $1.7 million valuation allowance against certain deferred tax assets associated with state net operating losses with a limited carry forward period. The decrease in this valuation allowance in 2024 was primarily based on changes in the Company's state income tax projections by jurisdiction which increased the amount of deferred tax assets that are anticipated to be utilized prior to the deferred tax assets expiring.

The Company recorded a $0.9 million benefit, a $0.9 million expense and $0.5 million expense from share-based compensation in 2024, 2023, and 2022, respectively, relating to ASU 2016-09 which requires excess tax benefits and deficiencies to be recognized in the income tax provision during the period stock options are exercised and stock awards vest.

The Company recorded a $0.7 million, $7.6 million, and $7.3 million tax benefit for the release of uncertain tax position under ASC Topic 740 in 2024, 2023 and 2022, respectively.

The significant components of the Company’s net deferred tax assets and liabilities as of December 31, 2024 and 2023, are as follows (in thousands):

	As of December 31,
	2024	2023
Deferred tax assets:
Accrued benefits	$34,096	$28,889
Net operating loss carryforward	89,030	130,478
Aircraft credits	86,965	93,189
Deferred revenue	83,724	91,809
Operating lease liabilities	21,452	21,207
Interest deduction limitation	2,333	11,563
Accrued reserves and other	47,486	64,971
Total deferred tax assets	365,086	442,106
Valuation allowance	—	(630)
Deferred tax liabilities:
Accelerated depreciation	(1,131,670)	(1,108,042)
Operating lease right-of-use assets	(21,384)	(21,034)
Total deferred tax liabilities	(1,153,054)	(1,129,076)
Net deferred tax liability	$(787,968)	$(687,600)

The Company’s deferred tax liabilities were primarily generated through accelerated depreciation, combined with shorter depreciable tax lives, allowed under the IRS tax code for purchased aircraft and support equipment compared to the Company’s depreciation policy under GAAP for such assets (see Note 1, “Nature of Operations and Summary of Significant Accounting Policies”).

At December 31, 2024 and 2023, the Company had federal net operating losses of approximately $377.9 million and $566.3 million and state net operating losses of approximately $280.3 million and $316.2 million, respectively.  The estimated effective tax rate applicable to the federal and state net operating losses at December 31, 2024, was 21.0% and 3.45%, respectively. The Company anticipates that the federal and state net operating losses will start to expire in 2035 and 2025, respectively. The Company has no ongoing federal or state examinations. Federal tax years 2021, 2022 and 2023 are open to examination.

Under ASC Topic 740, the accounting guidance related to uncertainty in tax positions requires that the impact of a tax position be recognized in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. A reconciliation of the beginning and ending amount of unrecognized tax benefits for the year ended December 31, 2024, 2023 and 2022 is as follows (in thousands):

	Year ended December 31,
	2024	2023	2022
Unrecognized tax benefits at the beginning of year	$654	$8,210	$15,529
Gross increases - current year tax positions	—	—	—
Gross increases - prior year tax positions	—	191	343
Gross decreases - prior year tax positions	(654)	(7,747)	(7,662)
Unrecognized tax benefits at end of year	$—	$654	$8,210

Interest and penalties in year-end balance	$—	$—	$607

For the years ended December 31, 2023 and 2022, the Company recorded $191,000, and $343,000, respectively, of interest expense related to uncertain tax positions not offset by the Company's tax attributes. The Company did not record a similar expense for the year ended December 31, 2024.

(5) Commitments and Contingencies

Self-Insurance

The Company self-insures a portion of its potential losses from claims related to workers’ compensation, environmental issues, property damage, medical insurance for employees and general liability. Losses are accrued based on an estimate of the ultimate aggregate liability for claims incurred, using standard industry practices and the Company’s actual experience. The Company uses judgment and estimates in determining the ultimate aggregate liabilities for claims incurred in its workers’ compensation liability. The Company also used assumptions in determining the workers compensation liability such as an estimation of loss payment and loss reporting development patterns. At December 31, 2024 and 2023, the Company’s accrued workers’ compensation liability totaled $18.5 million and $20.6 million, respectively, of which $9.0 million and $7.3 million, respectively, was short-term and included in other current liabilities. Actual results could differ from these estimates.

Legal Matters

The Company is subject to certain legal actions which it considers routine to its business activities. As of December 31, 2024, management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations.

Concentration Risk and Significant Customers

The Company requires no collateral from its major airline partners or customers, but monitors the financial condition of its major airline partners. Under the majority of the Company’s code-share agreements, the Company receives weekly payments from its major code-share partners that approximate a significant percentage of the compensation earned for such period. Additionally, the Company provides certain customer service functions at multiple airports for various airlines and the Company maintains a credit loss reserve based upon expected collectability of all accounts receivable. For the years ended December 31, 2024, 2023, and 2022, the Company’s contractual relationships with Delta and United combined accounted for approximately 72.3%, 70.9% and 72.5%, respectively of the Company’s total revenues.

Employees Under Collective Bargaining Agreements

As of December 31, 2024, the Company had approximately 15,000 employees. Although no SkyWest Airlines employees are represented by a national union, the majority of SkyWest Airline employees are covered by a written, stable and binding collective bargaining agreement under the Railway Labor Act, entered into between SkyWest Airlines and long-established labor associations, such as the SkyWest Airlines Pilot Association (“SAPA”).

Aircraft and Other Purchase Commitments

As of December 31, 2024, the Company had a purchase commitment to purchase eight new E175 aircraft in 2025 and eight new E175 aircraft in 2026.

In addition to the above, in 2024, the Company entered into a master equipment purchase agreement with another airline to acquire certain airframes and engines and lease the assets back to the airline under a five-year term. At December 31, 2024, the Company estimates the remaining financing obligation under the agreement will be between $60.0 million and $70.0 million and anticipates closing on the remaining financings during 2025.

Guarantees

In 2022, the Company agreed to guarantee $19.8 million of debt for a 14 CFR Part 135 air carrier. The debt is secured by the Part 135 air carrier’s aircraft and engines and has a five-year term. In exchange for providing the guarantee, the Company received 6.5% of the guaranteed amount as consideration, payable in the estimated value of common stock of the Part 135 air carrier, all of which was sold in 2023. The balance of the debt under the guarantee was $14.1 million as of December 31, 2024.

In 2023, the Company agreed to guarantee up to $12.0 million of debt for an aviation school. The debt is secured by the school’s aircraft and engines and has a five-year term. In exchange for providing the guarantee, the Company receives 2.0% of the guaranteed amount annually as consideration in cash. The balance of the debt under the guarantee was $10.6 million as of December 31, 2024.

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

Aircraft

As of December 31, 2024, excluding aircraft financed by the Company’s major airline partners that the Company operates for them under contract, the Company leased eight aircraft under long-term lease agreements with remaining terms ranging from four to six years. These eight aircraft are subleased to a third-party. During the year ended December 31, 2023, the Company acquired 35 CRJ aircraft under early lease buyout arrangements with the lessors for $142.4 million. The aircraft were in the Company’s operating fleet when the lease buyouts occurred.

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

Leases

As of December 31, 2024, the Company’s right-of-use assets were $87.7 million, the Company’s current maturities of operating lease liabilities were $20.4 million, and the Company’s noncurrent lease liabilities were $67.3 million. During 2024, the Company paid $28.9 million under operating leases reflected as a reduction from operating cash flows.

The table below presents lease related terms and discount rates as of December 31, 2024:

Weighted-average remaining lease term for operating leases	11.0 years
Weighted-average discount rate for operating leases	6.2%

The Company’s lease costs for 2024, 2023 and 2022 included the following components (in thousands):

	For the year ended December 31,
	2024	2023	2022
Operating lease cost	$28,260	$48,169	$97,998
Variable and short-term lease cost	2,534	2,840	1,830
Sublease income	(5,050)	(5,402)	(7,089)
Total lease cost	$25,744	$45,607	$92,739

As of December 31, 2024, the Company leased aircraft, airport facilities, office space, and other property and equipment under non-cancelable operating leases, which are generally on a long-term, triple-net lease basis pursuant to which the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. The Company expects that, in the normal course of business, such operating leases that expire will be renewed or replaced by other leases.

The following table summarizes future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms as of December 31, 2024 (in thousands):

2025	$21,105
2026	18,115
2027	15,822
2028	11,517
2029	9,774
Thereafter	52,998
Total future minimum operating lease payments	$129,331

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

As of December 31, 2024 and 2023, the Company held certain assets that are required to be measured at fair value on a recurring basis. Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of December 31, 2024
	Total	Level 1	Level 2	Level 3
Marketable Securities
Bonds and bond funds	$462,333	$—	$462,333	$—
Commercial paper	111,933	—	111,933	—
	574,266	—	574,266	—
Investments in Other Companies	8,160	—	—	8,160
Cash and Cash Equivalents	227,362	227,362	—	—
Total Assets Measured at Fair Value	$809,788	$227,362	$574,266	$8,160

	Fair Value Measurements as of December 31, 2023
	Total	Level 1	Level 2	Level 3
Marketable Securities
Bonds and bond funds	$677,074	$—	$677,074	$—
Commercial paper	9,872	—	9,872	—
	686,946	—	686,946	—
Investments in Other Companies	15,402	2,925	—	12,477
Cash and Cash Equivalents	148,277	148,277	—	—
Total Assets Measured at Fair Value	$850,625	$151,202	$686,946	$12,477

The Company’s “Marketable Securities” classified as Level 2 securities primarily utilize broker quotes in a non-active market for valuation of these securities. See Note 12, “Investments in Other Companies” regarding the Company’s investments in other companies.

The Company did not make any significant transfers of securities between Level 1, Level 2 and Level 3 during the year ended December 31, 2024. The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

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

In March 2024, the Company decided not to sell the 14 CRJ700 aircraft based on improved pilot availability and reclassified them as held for use assets in “Aircraft and rotable spares” on the Company’s consolidated balance sheet. The Company remeasured the fair value of the held for use assets at the time of the reclassification and, as a result, in 2024, the Company recorded a $4.2 million gain (pre-tax), as an offset to “Other Operating Expenses” in the Company’s consolidated statement of income, primarily due to the elimination of the estimated costs to sell the assets.

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

Stock Compensation

On May 7, 2019, the Company’s shareholders approved the adoption of the SkyWest, Inc. 2019 Long-Term Incentive Plan, which provided for the issuance of up to 4,500,000 shares of common stock to the Company’s directors, employees, consultants and advisors (the “2019 Incentive Plan”). On May 7, 2024, the Company’s shareholders approved the amendment and restatement of the 2019 Incentive Plan (“Restated 2019 Incentive Plan”), providing an additional 1,298,000 shares of common stock to be issued. The Restated 2019 Incentive Plan provides for awards in the form of options to acquire shares of common stock, stock appreciation rights, restricted stock grants, restricted stock units and performance awards. The Restated 2019 Incentive Plan is subject to a fungible ratio concept, such that the issuance of stock options and stock appreciation rights reduces the number of available shares under the Restated 2019 Incentive Plan on a 1-for-1 basis, and the issuance of other awards reduces the number of available shares under the Restated 2019 Incentive Plan on a 1.65-for-1 basis. The Restated 2019 Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”). As of December 31, 2024, the Restated 2019 Incentive Plan had 3.5 million plan shares remaining available for future issuance, based on target payout for granted and unvested PSUs.

Stock Options

During the years ended December 31, 2024, 2023 and 2022, the Company did not grant any options to purchase shares of common stock to its employees. The Company had no outstanding stock options as of December 31, 2024 and 2023. The following table summarizes the stock option activity for the years ended December 31, 2024, 2023 and 2022.

	2024					2023		2022
			Weighted
		Weighted	Average		Aggregate		Weighted		Weighted
		Average	Remaining		Intrinsic		Average		Average
	Number of	Exercise	Contractual		Value	Number of	Exercise	Number of	Exercise
	Options	Price	Term		($000)	Options	Price	Options	Price
Outstanding at beginning of year	—	$—	—	years	$—	6,816	$14.78	16,633	$14.62
Granted	—	—				—	—	—	—
Exercised	—	—				(3,848)	14.78	(9,817)	14.52
Cancelled	—	—				(2,968)	14.78	—	—
Outstanding at end of year	—	$—				—	$—	6,816	$14.78
Exercisable at December 31, 2024	—	$—	—	years	$—
Exercisable at December 31, 2023	—	$—	—	years	$—

The total intrinsic value of options to acquire shares of the Company’s common stock that were exercised was $0.1 million for the years ended December 31, 2023 and 2022. The Company did not have any option exercises for the year ended December 31, 2024.

Restricted Stock Units (“RSUs”)

During the year ended December 31, 2024, the Company granted 50,577 restricted stock units to certain of the Company’s employees under the 2019 Incentive Plan. The restricted stock units granted during the year ended December 31, 2024, have a three-year cliff-vesting period, during which the recipient must remain employed with the Company or its subsidiaries. The weighted average fair value of the restricted stock units at the date of grants made during the year ended December 31, 2024, was $59.57 per share.

The following table summarizes the activity of restricted stock units granted to certain Company employees for the years ended December 31, 2024, 2023, and 2022:

		Weighted-Average
		Grant-Date Fair
	Number of RSUs	Value
Non-vested RSUs outstanding at December 31, 2021	200,173	$52.45
Granted	66,680	32.86
Vested	(86,534)	48.69
Cancelled	(20,297)	44.91
Non-vested RSUs outstanding at December 31, 2022	160,022	$47.28
Granted	127,348	18.77
Vested	(65,283)	61.45
Cancelled	(19,175)	28.11
Non-vested RSUs outstanding at December 31, 2023	202,912	$26.64
Granted	50,577	59.57
Vested	(32,273)	44.87
Cancelled	(8,372)	23.36
Non-vested RSUs outstanding at December 31, 2024	212,844	$31.83

Performance Share Units

During the year ended December 31, 2024, the Compensation Committee granted PSUs, which are performance-based restricted stock units, to certain Company employees. The PSUs have a three-year vesting period, during which the recipient must remain employed with the Company. The number of PSUs awardable may exceed the target amount granted depending on the Company’s performance over three one-year measurement periods against the pre-established targets. The Company’s compensation expense for PSUs is based upon the projected number of PSUs estimated to be awarded at the conclusion of the performance period. During the 2024 year, the Company granted 118,021 PSUs at target performance, all of which were outstanding as of December 31, 2024 and have a potential payout of 236,042 shares, or 200% of target, if the Company’s performance exceeds the pre-established goals for a maximum payout associated with this grant. During the 2023 year, the Company granted 391,810 PSUs at target performance, all of which were outstanding as of December 31, 2024 and have a potential payout of 979,525 shares, or 250% of target, if the Company’s performance exceeds the pre-established goals for a maximum payout associated with this grant. During the 2022 year, the Company granted 225,345 PSUs at target performance, of which 219,054 were outstanding as of December 31, 2024 and have a potential payout of 547,635 shares, or 250% of target, if the Company’s performance exceeds the pre-established goals for a maximum payout associated with this grant. During 2024, the Compensation Committee determined the Company achieved 150% of target and awarded 74,445 additional shares related to the performance share grant in 2021 based on the Company’s performance for the 2021 and 2022 performance periods, measured against the pre-established targets for each period. The Compensation Committee determines the achievement of performance results and corresponding vesting of performance shares for each year’s grant following the conclusion of the respective performance period.

The following table summarizes the activity of PSUs for the years ended December 31, 2024, 2023 and 2022. The number of PSUs granted in the table reflects target performance for the grant in each respective year. The number of achieved PSUs (above or below the target grant) are reflected in the year the grant vests as additional or forfeited PSUs, as indicated in the table:

		Weighted-Average
		Grant-Date Fair
	Number of PSUs	Value
Non-vested PSUs outstanding at December 31, 2021	292,792	$49.39
Granted	225,345	32.73
PSUs forfeited from the 2019 grant due to performance	(45,695)	48.87
Vested	(30,480)	48.87
Cancelled	(13,032)	41.81
Non-vested PSUs outstanding at December 31, 2022	428,930	$40.96
Granted	391,810	18.65
PSUs forfeited from the 2020 grant due to performance	(35,328)	61.45
Vested	(23,528)	61.45
Cancelled	(2,154)	48.07
Non-vested PSUs outstanding at December 31, 2023	759,730	$27.85
Granted	118,021	59.57
Additional PSUs awarded from the 2021 grant due to performance	74,445	44.87
Vested	(223,311)	44.87
Cancelled	—	—
Non-vested PSUs outstanding at December 31, 2024	728,885	$29.51

During the year ended December 31, 2024, the Company granted 14,179 fully-vested shares of common stock and 2,632 restricted stock units to the Company’s directors with a weighted average grant-date fair value of $61.13. During the years ended December 31, 2023 and 2022, the Company granted fully-vested shares of common stock to the Company’s directors in the amounts of 37,534 and 24,423 shares, respectively, with a weighted average grant-date fair value of $18.65 and $32.86, respectively. During the years ended December 31, 2024, 2023 and 2022, the Company recorded equity-based compensation expense of $19.9 million, $17.1 million and $9.2 million, respectively.

As of December 31, 2024, the Company had $20.1 million of total unrecognized compensation cost related to non-vested restricted stock grants and non-vested performance stock units. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and estimates of the Company’s future performance for unvested PSUs. The Company expects to recognize this cost over a weighted average period of 1.7 years.

Taxes

The Company’s treatment of stock option grants of non-qualified options, restricted stock units and performance shares results in the creation of a deferred tax asset, which is a temporary difference, until the time that the option is exercised or the restrictions lapse.

Warrants

In 2020 and 2021, the Company issued to Treasury warrants to purchase shares of the Company’s common stock under the Payroll Support Programs and Secured Loan. The warrants had a five-year term from the date of issuance. The weighted average grant-date fair value of these warrants was estimated using the Black-Scholes option pricing model. The current holder of the warrants exercised all 785,226 warrants in 2024. The Company settled the exercise through net share issuances of a total of 481,201 shares of common stock to the holder. As of December 31, 2024, the Company had no warrants issued and outstanding. The Company did not issue any warrants for the years ended December 31, 2024 and 2023.

(10) Retirement Plans and Employee Stock Purchase Plans

SkyWest Retirement Plan

The Company sponsors the SkyWest, Inc. Employees’ Retirement Plan (the “SkyWest Plan”). Subject to certain specified exceptions, all employees of the Company are eligible to participate in the SkyWest Plan. Employees may elect to make contributions to the SkyWest Plan. Generally, the Company matches 100% of such contributions up to levels ranging from 2% to 12% of compensation, based on position and years of service. Eligible employees who are SAPA pilots and SWC captains are eligible for non-elective profit sharing contributions ranging from 0% to 20%, based on position and years of service. Additionally, a discretionary contribution may be made by the Company. The Company’s combined contributions to the SkyWest Plan were $64.2 million, $59.3 million and $45.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

The following table summarizes purchases made under the 2009 Employee Stock Purchase Plans during the years ended December 31, 2024, 2023 and 2022:

	Year ended December 31,
	2024	2023	2022
Number of shares purchased	47,344	117,350	105,606
Average price of shares purchased	$60.49	$23.47	$26.66

The 2009 Stock Purchase Plan is a non-compensatory plan under the accounting guidance. Therefore, no compensation expense was recorded for the years ended December 31, 2024, 2023, and 2022.

(11) Stock Repurchase

The Company’s Board of Directors adopted stock repurchase programs in both February 2019 and May 2023, which authorize the Company to repurchase shares of the Company’s common stock in the public market or in private transactions, from time to time, at prevailing prices. The Company’s February 2019 stock repurchase program authorized up to $250.0 million for the repurchase of the Company’s common stock. In May 2023, the Company’s Board of Directors authorized up to $250.0 million for the repurchase of the Company’s common stock, superseding the February 2019 authorization. At December 31, 2024, $47.6 million remained available under the May 2023 authorization.

During the year ended December 31, 2024, the Company repurchased 0.6 million shares of common stock for $43.3 million at a weighted average price per share of $74.94 under the May 2023 stock repurchase program. The Company did not record any excise tax related to the stock repurchases as Treasury Stock in the Company’s Stockholders Equity for the year ended December 31, 2024. During the year ended December 31, 2023, the Company repurchased 10.6 million shares of common stock for $289.1 million at a weighted average price per share of $27.30, of which $130.0 million was repurchased under the February 2019 stock repurchase program and $159.1 million was repurchased under the May 2023 stock repurchase program. The Company also recorded $2.9 million of excise tax related to the stock repurchases as Treasury Stock in the Company’s Stockholders Equity for the year ended December 31, 2023. The Company did not have any stock repurchases during the year ended December 31, 2022.

Additionally, during the years ended December 31, 2024, 2023 and 2022, the Company paid $6.9 million, $0.6 million and $1.2 million, respectively, for a net settlement of the income tax obligation on employee equity awards that vested during the applicable periods.

(12) Investments in Other Companies

Equity Method Investments

During 2019, the Company created a joint venture with Regional One, Inc. (“Regional One”) and, as of December 31, 2024, has invested a total of $26.6 million for a 75% ownership interest in Aero Engines, LLC. (“Aero Engines”). The primary purpose of Aero Engines is to lease engines to third parties. Aero Engines requires unanimous approval from the Company and Regional One for all material transactions. Although the Company determined Aero Engines is a variable interest entity, Aero Engines has no primary beneficiary as no one party has power over Aero Engines. Accordingly, the Company accounts for its investment in Aero Engines under the equity method. The Company’s exposure in its investment in Aero Engines primarily consists of the Company’s portion of income or loss from Aero Engines’ engine lease agreements with third parties and the Company’s ownership percentage in Aero Engines’ engines book value. Aero Engines had no debt outstanding as of December 31, 2024. As of December 31, 2024, the Company’s investment balance in Aero Engines was $23.9 million and has been recorded in “Other Assets” on the Company’s consolidated balance sheet. The Company’s portion of the income generated by Aero Engines for the year ended December 31, 2024, was $2.2 million, which is recorded in “Other income, net” on the Company’s consolidated statements of comprehensive income.

In December 2023, the Company invested $9.9 million for a 9.9% ownership interest in Corporate Flight Management, Inc. d/b/a Contour Airlines (“Contour”), a 14 CFR Part 135 air carrier. In January 2024, the Company invested an additional $15.1 million in Contour. The Company has a 25% ownership interest in Contour at December 31, 2024 and holds one of five seats, or 20%, on Contour’s board of directors. Additionally, the Company received an option to acquire additional ownership interest in Contour, which had an expiration date of December 31, 2024. The Contour arrangement also includes an asset provisioning agreement under which the Company will provide CRJ airframes, engines and rotable parts to Contour. The Company accounts for its investment in Contour under the equity method where the investment is reported at cost and adjusted each period for the Company’s share of Contour’s income or loss, recorded on a one quarter lag. For the year ended December 31, 2024, the Company recorded income of $0.1 million related to its Contour investment, its portion of income generated by Contour, which was recorded in “Other income, net” on the Company’s consolidated statements of comprehensive income. Additionally, for the year ended December 31, 2024, the Company recorded a loss of $3.7 million related to the expiration of a purchase option to acquire an additional ownership interest in Contour. As of December 31, 2024, the Company’s investment balance in Contour of $21.4 million was recorded in “Other Assets” on the Company’s consolidated balance sheet. At December 31, 2024, the Company had $10.8 million in notes receivable from Contour related to the sale of aircraft under the asset provisioning agreement. The notes are secured by aircraft and collectible within four years.

The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable.

Fair Value Method Investment

In 2021, the Company entered into a strategic partnership with Eve UAM (“Eve”), to develop a network of deployment for Eve’s eVTOL aircraft.

In 2022, the Company acquired 1,000,000 shares of common stock of Eve and a warrant giving the Company the right to acquire 1,500,000 shares of common stock of Eve at an exercise price of $0.01 per share. The Company also received a put option from an Eve shareholder for the 1,000,000 shares of common stock of Eve payable in aircraft parts credits. The intent of the put option was to reduce the Company’s investment risk in Eve. The Company is restricted from selling the shares underlying the warrant until May 2025, and the warrant expires in May 2032. The Company acquired the shares of common stock, warrant and put option (collectively the “Eve Investments”) for $10.0 million. The Company evaluated the Eve Investments under ASC Topic 321, “Investments – Equity Securities” and ASC Topic 815, “Derivatives and Hedging,” and recorded the Eve Investments based on their pro rata share of the consideration paid using the fair value of the Eve Investments on the acquisition date, with subsequent changes in the fair value reported in earnings. During the year ended December 31, 2023, the Company sold 600,411 shares of common stock of Eve, which concurrently forfeited the 600,411 shares subject to the put option from the Eve shareholder. During the year ended December 31, 2024, the Company exercised the remainder of the put option and received aircraft parts credits in exchange for the 399,589 shares of common stock. At December 31, 2024, the Company’s only remaining investment in Eve was the warrant to acquire 1,500,000 shares of common stock of Eve.

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

The table below shows the reconciliation of the Eve Level 3 Investments (in thousands):

Eve Level 3 Investments:
Balance at December 31, 2021	$—
Purchases	6,551
Unrealized gains	7,629
Balance at December 31, 2022	$14,180
Realized loss on forfeiture of put options	(827)
Unrealized loss	(876)
Balance at December 31, 2023	$12,477
Exercise of put option for aircraft parts credits	(3,996)
Realized gain on exercise of put option	3,446
Unrealized loss	(3,767)
Balance at December 31, 2024	$8,160

During the year ended December 31, 2024, the Company recorded a loss of $3.3 million in “Other income, net” on the Company’s consolidated statements of comprehensive income related to the Eve investments, including a realized gain of $3.4 million from the exercise of the put option, a realized loss of $1.4 million from the forfeited shares of Eve common stock and unrealized losses of $5.3 million. During the year ended December 31, 2023, the Company recorded a loss of $1.0 million in “Other income, net” on the Company’s consolidated statements of comprehensive income related to the Eve investments, including a realized gain of $2.1 million from the sale of the Eve shares, net of the forfeited put options, and unrealized losses of $3.1 million. As of December 31, 2024 and 2023, the fair value of the Eve Investments was $8.2 million and $15.4 million, respectively, and was recorded in “Other Assets” on the Company’s consolidated balance sheet.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported accurately and within the time periods specified in the SEC rules and forms. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2024, those controls and procedures were effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that evaluation, management believes that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by Ernst & Young LLP (“Ernst & Young”), the independent registered public accounting firm who also has audited our Consolidated Financial Statements included in this Report. Ernst & Young’s report on our internal control over financial reporting appears on the following page.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of SkyWest, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited SkyWest, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, SkyWest, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 and our report dated February 13, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Salt Lake City, Utah

February 13, 2025

ITEM 9B. OTHER INFORMATION

During the three months and year ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company has insider trading policies and procedures applicable to its directors, officers and employees, and has implemented processes from the Company that it believes are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. A copy of our insider trading policy is filed with this Annual Report on Form 10-K as Exhibit 19.

Additional information required by this Item 10 and Items 11, 12, 13 and 14 in Part III of this Report are incorporated herein by reference to our definitive proxy statement for our 2025 Annual Meeting of Shareholders scheduled for May 6, 2025. We intend to file our definitive proxy statement with the SEC not later than 120 days after December 31, 2024, pursuant to Regulation 14A of the Exchange Act. With respect to this Item 10, such information will appear in our definitive proxy statement under the headings “Election of Directors,” “Executive Officers,” “Corporate Governance,” “Meetings and Committees of the Board” and “Delinquent Section 16(a) Reports”.

With respect to Items 11, 12, 13 and 14, such information will appear in our definitive proxy statement under the headings set forth below:

Headings in Proxy Statement
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

1.

Financial Statements: Report of Independent Registered Public Accounting Firm; Ernst & Young LLP, Salt Lake City, Utah, (PCAOB ID: 42), Consolidated Balance Sheets as of December 31, 2024 and 2023, Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022, Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022, Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2024, 2023, 2022, and 2021 and Notes to Consolidated Financial Statements.

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

(b)	Exhibits

Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number
3.1	Restated Articles of Incorporation	S-3	November 18, 2005	3.1	333-129831
3.2	Amended and Restated Bylaws of SkyWest, Inc., effective August 6, 2024	8-K	August 8, 2024	3.1
4.1	Specimen of Common Stock Certificate	S-3	July 28, 2000	4.1	333-42508
4.2	Description of Registered Securities	10-K	February 18, 2020	4.2
*10.1	Amended and Restated Delta Connection Agreement, dated as of September 8, 2005, between SkyWest Airlines, Inc. and Delta Air Lines, Inc.	8-K/A	February 21, 2006	1.1
*10.2	United Express Agreement dated July 31, 2003, between United Air Lines, Inc., and SkyWest Airlines, Inc.	10-Q	November 14, 2003	10.1
10.3	Lease Agreement dated December 1, 1989 between Salt Lake City Corporation and SkyWest Airlines, Inc.	10-K	March 31, 1992	(1)
10.4	Master Purchase Agreement dated November 7, 2000 between Bombardier, Inc. and SkyWest Airlines, Inc.	10-Q	February 13, 2001	10.1
*10.5	Supplement to Master Purchase Agreement dated November 7, 2000 between Bombardier, Inc. and SkyWest Airlines, Inc.	10-Q	November 14, 2003	10.2
+10.6	SkyWest, Inc. 2002 Deferred Compensation Plan, as amended and restated, effective January 1, 2008	10-K	February 23, 2009	10.12
+10.7	First Amendment to the Amended and Restated SkyWest, Inc. 2002 Deferred Compensation Plan	10-K	February 23, 2009	10.12(A)
+10.8	SkyWest, Inc. 2009 Employee Stock Purchase Plan	10-K	February 23, 2009	10.14
*10.9	Aircraft Purchase Agreement, dated December 7, 2012, between Mitsubishi Aircraft Corporation and SkyWest, Inc.	8-K/A	June 25, 2013	10.1
*10.10	Letter Agreement dated December 7, 2012, between Mitsubishi Aircraft Corporation and SkyWest, Inc.	8-K/A	June 25, 2013	10.2

Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number
*10.11	Purchase Agreement COM0028-13, between Embraer S.A. and SkyWest Inc. dated February 15, 2013	10-Q/A	November 4, 2013	10.1
10.12	Promissory Note, dated as of April 23, 2020, issued by SkyWest Airlines, Inc. to the United States Department of the Treasury and guaranteed by SkyWest, Inc.	10-Q	August 7, 2020	10.2
10.13	Promissory Note, dated as of January 15, 2021, issued by SkyWest Airlines, Inc. to the United States Department of the Treasury and guaranteed by SkyWest, Inc.	10-K	February 22, 2021	10.25
10.14	Promissory Note, dated as of April 23, 2021, issued by SkyWest Airlines, Inc. to the United States Department of the Treasury and guaranteed by SkyWest, Inc.	10-Q	May 6, 2021	10.5
10.15	SkyWest, Inc. Deferred Compensation Plan For Non-Employee Directors	10-Q	April 26, 2024	10.1
10.16	SkyWest, Inc. 2019 Long-Term Incentive Plan (Amended and Restated Effective May 7, 2024)	10-Q	July 26, 2024	10.1
10.17	2019 Long-Term Incentive Plan Form of Restricted Stock Unit Award Agreement	10-Q	April 26, 2024	10.2
10.18	2019 Long-Term Incentive Plan Form of Performance Share Award Agreement	10-Q	April 26, 2024	10.3
10.19	Form of Indemnification Agreement	10-K	February 15, 2024	10.24
19	Insider Trading Compliance Policy			Filed herewith
21.1	Subsidiaries of the Registrant	10-K	February 22, 2021	21.1
23.1	Consent of Independent Registered Public Accounting Firm			Filed herewith
31.1	Certification of Chief Executive Officer			Filed herewith
31.2	Certification of Chief Financial Officer			Filed herewith
32.1	Certification of Chief Executive Officer			Filed herewith
32.2	Certification of Chief Financial Officer			Filed herewith
97	Policy for Recovery of Erroneously Awarded Compensation	10-K	February 15, 2024	97

Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number
101

The following financial statements from the SkyWest Inc. Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags

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

Item 16. Form 10-K Summary

None.

SKYWEST, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2024, 2023 and 2022

(Dollars in thousands)

		Additions
	Balance at	Charged to
	Beginning	Costs and		Balance at
Description	of Year	Expenses	Deductions	End of Year
Year Ended December 31, 2024
Allowance for inventory obsolescence	$26,089	$2,661	$—	$28,750
Allowance for credit losses	18,699	—	(3,628)	15,071
	$44,788	$2,661	$(3,628)	$43,821
Year Ended December 31, 2023
Allowance for inventory obsolescence	$24,206	$1,883	$—	$26,089
Allowance for credit losses	37,385	—	(18,686)	18,699
	$61,591	$1,883	$(18,686)	$44,788
Year Ended December 31, 2022
Allowance for inventory obsolescence	$22,956	$1,250	$—	$24,206
Allowance for credit losses	41,976	—	(4,591)	37,385
	$64,932	$1,250	$(4,591)	$61,591

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K for the year ended December 31, 2024, to be signed on its behalf by the undersigned, thereunto duly authorized, on February 13, 2025.

SkyWest, Inc.

By:	/s/ ROBERT J. SIMMONS Robert J. Simmons Chief Financial Officer

ADDITIONAL SIGNATURES

Pursuant to the requirement of the Securities Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

Name	Capacities	Date

/s/ James L. Welch James L. Welch	Chairman of the Board	February 13, 2025

/s/ Russell A. Childs Russell A. Childs	Chief Executive Officer and President (Principal Executive Officer) and Director	February 13, 2025

/s/ Robert J. Simmons Robert J. Simmons	Chief Financial Officer (Principal Financial Officer)	February 13, 2025

/s/ Eric J. Woodward Eric J. Woodward	Chief Accounting Officer (Principal Accounting Officer)	February 13, 2025

/s/ Smita Conjeevaram Smita Conjeevaram	Lead Director	February 13, 2025

/s/ Derek J. Leathers Derek J. Leathers	Director	February 13, 2025

/s/ Meredith S. Madden Meredith S. Madden	Director	February 13, 2025

/s/ Ronald J. Mittelstaedt Ronald J. Mittelstaedt	Director	February 13, 2025

/s/ Keith E. Smith Keith E. Smith	Director	February 13, 2025