Form 10-Q
period 2025-03-31
SKYWEST INC
filed 2025-04-25
CIK 793733

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 18, 2025
Common stock, no par value	40,467,238

SKYWEST, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

ASSETS

	March 31,	December 31,
	2025	2024
CURRENT ASSETS:
Cash and cash equivalents	$178,973	$227,362
Marketable securities	571,911	574,266
Receivables, net	137,161	122,778
Inventories, net	140,166	139,002
Other current assets	42,913	53,659
Total current assets	1,071,124	1,117,067

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	8,883,675	8,774,570
Deposits on aircraft	70,752	65,612
Buildings, ground equipment and other	299,983	292,682
Total property and equipment, gross	9,254,410	9,132,864
Less-accumulated depreciation and amortization	(3,631,603)	(3,545,456)
Total property and equipment, net	5,622,807	5,587,408

OTHER ASSETS:
Operating lease right-of-use assets	83,726	87,731
Long-term receivables and other assets	336,609	347,661
Total other assets	420,335	435,392
Total assets	$7,114,266	$7,139,867

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(Dollars in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2025	2024
CURRENT LIABILITIES:
Current maturities of long-term debt	$486,119	$535,589
Accounts payable and accrued liabilities	576,056	527,351
Accrued salaries, wages and benefits	201,788	226,770
Current maturities of operating lease liabilities	20,379	20,467
Taxes other than income taxes	18,894	22,581
Other current liabilities	113,688	96,833
Total current liabilities	1,416,924	1,429,591

LONG-TERM DEBT, net of current maturities	2,073,463	2,136,786

DEFERRED INCOME TAXES PAYABLE	806,042	787,968

NONCURRENT OPERATING LEASE LIABILITIES	63,347	67,264

OTHER LONG-TERM LIABILITIES	280,199	309,477

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 84,250,565 and 83,638,680 shares issued as of March 31, 2025, and December 31, 2024, respectively	783,048	777,090
Retained earnings	2,694,724	2,594,173
Treasury stock, at cost, 43,691,380 and 43,310,324 shares as of March 31, 2025, and December 31, 2024, respectively	(1,003,574)	(962,650)
Accumulated other comprehensive income	93	168
Total stockholders’ equity	2,474,291	2,408,781
Total liabilities and stockholders’ equity	$7,114,266	$7,139,867

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands, except per share amounts)

	Three months ended
	March 31,
	2025	2024
OPERATING REVENUES:
Flying agreements	$915,994	$778,289
Lease, airport services and other	32,461	25,325
Total operating revenues	948,455	803,614
OPERATING EXPENSES:
Salaries, wages and benefits	377,311	350,999
Aircraft maintenance, materials and repairs	209,100	145,415
Depreciation and amortization	89,446	95,870
Airport-related expenses	27,823	20,888
Aircraft fuel	24,488	21,164
Other operating expenses	80,910	69,772
Total operating expenses	809,078	704,108
OPERATING INCOME	139,377	99,506
OTHER INCOME (EXPENSE):
Interest income	10,086	11,626
Interest expense	(27,118)	(29,829)
Other expense, net	(1,627)	(1,128)
Total other expense, net	(18,659)	(19,331)
INCOME BEFORE INCOME TAXES	120,718	80,175
PROVISION FOR INCOME TAXES	20,167	19,877
NET INCOME	$100,551	$60,298

BASIC EARNINGS PER SHARE	$2.48	$1.50
DILUTED EARNINGS PER SHARE	$2.42	$1.45
Weighted average common shares:
Basic	40,490	40,299
Diluted	41,599	41,492

COMPREHENSIVE INCOME:
Net income	$100,551	$60,298
Net unrealized depreciation on marketable securities, net of taxes	(75)	(173)
TOTAL COMPREHENSIVE INCOME	$100,476	$60,125

See accompanying notes to condensed consolidated financial statements

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

						Accumulated
						Other
	Common Stock		Retained	Treasury Stock		Comprehensive
	Shares	Amount	Earnings	Shares	Amount	Income	Total
Balance at December 31, 2024	83,639	$777,090	$2,594,173	(43,310)	$(962,650)	$168	$2,408,781
Net income	—	—	100,551	—	—	—	100,551
Vested employee stock awards	598	—	—	—	—	—	—
Employee income tax paid on vested equity awards	—	—	—	(240)	(27,242)	—	(27,242)
Sale of common stock under employee stock purchase plan	14	1,293	—	—	—	—	1,293
Stock based compensation expense	—	4,665	—	—	—	—	4,665
Treasury stock purchases	—	—	—	(141)	(13,682)	—	(13,682)
Net unrealized depreciation on marketable securities, net of tax of $23	—	—	—	—	—	(75)	(75)
Balance at March 31, 2025	84,251	$783,048	$2,694,724	(43,691)	$(1,003,574)	$93	$2,474,291

						Accumulated
						Other
	Common Stock		Retained	Treasury Stock		Comprehensive
	Shares	Amount	Earnings	Shares	Amount	Income	Total
Balance at December 31, 2023	82,840	$754,362	$2,271,211	(42,615)	$(912,396)	$325	$2,113,502
Net income	—	—	60,298	—	—	—	60,298
Vested employee stock awards	269	—	—	—	—	—	—
Employee income tax paid on vested equity awards	—	—	—	(117)	(6,930)	—	(6,930)
Sale of common stock under employee stock purchase plan	29	1,446	—	—	—	—	1,446
Stock based compensation expense	—	5,510	—	—	—	—	5,510
Treasury stock purchases	—	—	—	(136)	(8,750)	—	(8,750)
Net unrealized depreciation on marketable securities, net of tax of $56	—	—	—	—	—	(173)	(173)
Balance at March 31, 2024	83,138	$761,318	$2,331,509	(42,868)	$(928,076)	$152	$2,164,903

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands)

	Three months ended
	March 31,
	2025	2024
NET CASH PROVIDED BY OPERATING ACTIVITIES	$171,023	$157,648

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(349,334)	(337,694)
Sales of marketable securities	351,614	383,282
Acquisition of property and equipment:
Aircraft and rotable spare parts	(64,857)	(33,525)
Buildings and ground equipment	(8,453)	(4,250)
Proceeds from the sale of property and equipment	118	2,212
Deposits on aircraft	(5,140)	—
Decrease (increase) in other assets, net	9,943	(10,579)
NET CASH USED IN INVESTING ACTIVITIES	(66,109)	(554)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(113,672)	(111,158)
Net proceeds from issuance of common stock	1,293	1,446
Employee income tax paid on vested equity awards	(27,242)	(6,930)
Purchase of treasury stock	(13,682)	(8,750)
NET CASH USED IN FINANCING ACTIVITIES	(153,303)	(125,392)

Increase (decrease) in cash and cash equivalents	(48,389)	31,702
Cash and cash equivalents at beginning of period	227,362	148,277
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$178,973	$179,979

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Acquisition of property and equipment	$45,606	$6,575
Cash paid (refunded) during the period for:
Interest, net of capitalized amounts	$27,637	$30,362
Income taxes, net of refunds	$(18)	$42

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated financial statements of SkyWest, Inc. (“SkyWest” or the “Company”), its operating subsidiary SkyWest Airlines, Inc. (“SkyWest Airlines”), its leasing subsidiary SkyWest Leasing, Inc. (“SkyWest Leasing”) and its charter service subsidiary SkyWest Charter, LLC (“SWC”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The results of operations for the three months ended March 31, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2023-09, “Income Taxes (ASC Topic 740) – Improvements to Income Tax Disclosures”, which enhances the transparency, effectiveness and comparability of income tax disclosures by requiring consistent categories and greater disaggregation of information related to income tax rate reconciliations and the jurisdictions in which income taxes are paid. The guidance is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.

In March 2024, the FASB issued ASU No. 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (ASC Subtopic 220-40) – Disaggregation of Income Statement Expenses”, which enhances the transparency and comparability of financial statements by requiring companies to disclose more granular information about expense components. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.

(2) Operating Revenues

The Company recognizes revenue under its flying agreements and under its lease, airport services and other service agreements when the service is provided under the applicable agreement. Under the Company’s fixed-fee agreements (referred to as “capacity purchase” agreements) with United Airlines, Inc. (“United”), Delta Air Lines, Inc. (“Delta”), American Airlines, Inc. (“American”) and Alaska Airlines, Inc. (“Alaska”) (each, a “major airline partner”), the major airline partner generally pays the Company a fixed-fee for each departure, flight hour (measured from takeoff to landing, excluding taxi time) or block hour (measured from takeoff to landing, including taxi time) incurred, and an amount per aircraft in service each month, with additional incentives based on flight completion, on-time performance or other performance metrics. The major airline partner also directly pays for or reimburses the Company for certain direct expenses incurred under the capacity purchase agreement, such as fuel, airport landing fees and airport rents. Under the capacity purchase agreements, the Company’s performance obligation is met when each flight is completed, measured in completed block hours, and is reflected in flying agreements revenue. The transaction price for the capacity purchase agreements is determined from the fixed-fee consideration, incentive consideration and directly reimbursed expenses earned as flights are completed over the agreement term. For the three months ended March 31, 2025 and 2024, capacity purchase agreements represented approximately 85.7% and 87.0% of the Company’s flying agreements revenue, respectively.

Under the Company’s “prorate” agreements, the major airline partner and the Company negotiate a passenger fare proration formula, pursuant to which the Company receives a percentage of the ticket revenues for those passengers traveling for one portion of their trip on a Company airline and the other portion of their trip on the major airline partner. Under the Company’s prorate agreements, the performance obligation is met and revenue is recognized when each flight is completed based upon the portion of the prorate passenger fare the Company determines that it will receive for each completed flight. The transaction price for the prorate agreements is determined from the proration formula derived from each passenger ticket amount on each completed flight over the agreement term. Certain routes under the Company’s prorate agreements are subsidized by the U.S. Department of Transportation under the Essential Air Service (“EAS”) program, a program created to ensure small communities in the United States maintain a minimum level of scheduled air service. The EAS contracts are generally between two and three years in duration and the Company recognizes EAS revenue on a per-completed-flight basis pursuant to the terms of each contract. In the event the Company receives upfront consideration for an EAS contract, the Company recognizes the revenue on a per-completed flight basis over the EAS contract term. Under the Company’s charter operations, SWC, the Company negotiates a fare for the charter flight with the customer. The performance obligation is met and revenue is recognized upon completion of the flight. For the three months ended March 31, 2025 and 2024, prorate agreements and SWC revenue represented approximately 14.3% and 13.0% of the Company’s flying agreements revenue, respectively.

The following table represents the Company’s flying agreements revenue by type for the three months ended March 31, 2025 and 2024 (in thousands):

	For the three months ended March 31,
	2025	2024
Capacity purchase agreements flight operations revenue (non-lease component)	$639,153	$544,160
Capacity purchase agreements fixed aircraft lease revenue	110,988	75,159
Capacity purchase agreements variable aircraft lease revenue	35,039	57,886
Prorate agreements and SWC revenue	130,814	101,084
Flying agreements revenue	$915,994	$778,289

The Company allocates the total consideration received under its capacity purchase agreements between lease and non-lease components based on stand-alone selling prices. A portion of the Company’s compensation under its capacity purchase agreements relates to operating the aircraft, identified as the non-lease component of the capacity purchase agreement. The Company recognizes revenue attributed to the non-lease component received as fixed-fees for each departure, flight hour or block hour on an as-completed basis for each reporting period. The Company recognizes revenue attributed to the non-lease component received as fixed monthly payments per aircraft proportionate to the number of block hours completed during each reporting period, relative to the estimated number of block hours the Company anticipates completing over the remaining contract term. Accordingly, the Company’s revenue recognition will likely vary from the timing of cash receipts under the Company’s capacity purchase agreements. The Company refers to cash received under its capacity purchase agreements prior to recognizing revenue as “deferred revenue,” and the Company refers to revenue recognized prior to billing its major airline partners under its capacity purchase agreements as “unbilled revenue” for each reporting period. During the three months ended March 31, 2025, the Company recognized $9.5 million of previously deferred revenue associated with the non-lease fixed monthly payments under certain agreements and increased unbilled revenue by $0.1 million under certain other agreements, compared to recognizing $0.7 million of previously deferred revenue and decreasing unbilled revenue by $0.3 million during the three months ended March 31, 2024.

A portion of the Company’s compensation under its capacity purchase agreements is designed to reimburse the Company for certain aircraft ownership costs. The consideration for aircraft ownership costs varies by agreement but is intended to cover either the Company’s aircraft principal and interest debt service costs, its aircraft depreciation and interest expense or its aircraft lease expense costs while the aircraft is under contract. The consideration received for the use of the aircraft under the Company’s capacity purchase agreements is accounted for as lease revenue, inasmuch as the agreements identify the “right of use” of a specific type and number of aircraft over a stated period of time. The lease revenue associated with the Company’s capacity purchase agreements is accounted for as an operating lease and is reflected as flying agreements revenue on the Company’s consolidated statements of comprehensive income. The Company recognizes fixed monthly lease payments as lease revenue using the straight-line basis over the capacity purchase agreement term and variable lease payments in the period when the block hours are completed. The Company recognized $2.2 million of previously deferred lease revenue and increased unbilled lease revenue by $1.1 million during the three months ended March 31, 2025, whereas the Company recognized $0.5 million of deferred lease revenue during the three months ended March 31, 2024, under the straight-line basis. The Company has not separately stated aircraft rental income and aircraft rental expense in the consolidated statement of comprehensive income because the use of the aircraft is not a separate activity of the total service provided under the capacity purchase agreements.

The Company’s total deferred revenue balance as of March 31, 2025 was $325.9 million, including $73.0 million in other current liabilities and $252.9 million in other long-term liabilities. The Company’s unbilled revenue balance was $16.4 million as of March 31, 2025, including $1.1 million in other current assets and $15.3 million in other long-term assets. The Company’s total deferred revenue balance was $337.5 million as of December 31, 2024, including $54.8 million in other current liabilities and $282.7 million in other long-term liabilities. The Company’s unbilled revenue balance was $15.1 million as of December 31, 2024, including $1.1 million in other current assets and $14.0 million in other long-term assets.

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

As of March 31, 2025, the Company had 488 aircraft in scheduled service or under contract pursuant to code-share agreements. The Company’s fleet includes Embraer E175 regional jet aircraft (“E175”), Canadair CRJ900 regional jet aircraft (“CRJ900”), Canadair CRJ700 regional jet aircraft (“CRJ700”), including a 50-seat configuration of the CRJ700 aircraft, commonly referred to as a “CRJ550,” and Canadair CRJ200 regional jet aircraft (“CRJ200”). The following table summarizes the significant provisions of each code-share agreement the Company has with each major airline partner through SkyWest Airlines:

United Express Agreements
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
United Express Agreements (capacity purchase agreements)	• E175 • CRJ700/CRJ550 • CRJ200	114 27 50	Individual aircraft have scheduled removal dates under the agreements between 2025 and 2033
United Express Prorate Agreement	• CRJ200	27*	Terminable with 120-day notice
Total under United Express Agreements		218

Delta Connection Agreements
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
Delta Connection Agreement (capacity purchase agreement)	• E175 • CRJ900 • CRJ700	86 35 5	Individual aircraft have scheduled removal dates under the agreement between 2026 and 2034

Delta Connection Prorate Agreement	• CRJ700/CRJ550	14*	Terminable with 30-day notice
Total under Delta Connection Agreements		140

American Capacity Purchase Agreement
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
American Agreement (capacity purchase agreement)	• E175 • CRJ700	20 68	Individual aircraft have scheduled removal dates under the agreement between 2027 and 2032
Total under American Agreement		88

Alaska Capacity Purchase Agreement
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
Alaska Agreement (capacity purchase agreement)	• E175	42	Individual aircraft have scheduled removal dates under the agreement between 2030 and 2034
*	The Company’s prorate agreements are based on specific routes, not a specific aircraft count. The number of aircraft listed above for each prorate agreement approximates the number of aircraft the Company uses to serve the prorate routes.

In addition to the contractual agreements described above, as of March 31, 2025, SkyWest Airlines reached agreements with certain major airline partners to place additional aircraft under capacity purchase agreements as summarized below. The Company is coordinating with its major airline partners to optimize the timing of upcoming fleet deliveries and the delivery timing referenced below is subject to change.

●	Capacity purchase agreement with United for 15 new E175 aircraft. Seven new E175 aircraft are currently scheduled for delivery in 2025 and eight new E175 aircraft are scheduled for delivery in 2026. The Company anticipates financing the aircraft through debt.
●	Capacity purchase agreement with Alaska for one new E175 aircraft. The delivery date for the new E175 aircraft is currently scheduled for 2025. The Company anticipates financing the aircraft through debt.
●	In April 2025, United increased the number of CRJ550s to be placed under the Company’s capacity purchase agreement to 50 aircraft, 12 of which were in service at March 31, 2025. The remaining 38 aircraft are anticipated to be placed into service in 2025 through the end of 2026. Pursuant to these agreements, the Company is in the process of converting its CRJ700s to CRJ550s.

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

Lease, airport services and other revenues primarily consist of revenue generated from aircraft and spare engines leased to third parties and from airport customer service agreements, such as gate and ramp agent services at various airports where the Company has been contracted by third parties to provide such services. The following table represents the Company’s lease, airport services and other revenues for the three months ended March 31, 2025 and 2024 (in thousands):

	For the three months ended March 31,
	2025	2024
Operating lease fixed revenue	$16,065	$11,599
Operating lease variable revenue	7,009	5,069
Airport customer service and other revenue	9,387	8,657
Lease, airport services and other	$32,461	$25,325

The following table summarizes future minimum rental income under operating leases primarily related to leased aircraft and engines that had remaining non-cancelable lease terms as of March 31, 2025 (in thousands):

April 2025 through December 2025	$32,508
2026	37,559
2027	37,436
2028	36,557
2029	35,035
Thereafter	20,655
Total future minimum rental income under operating leases	$199,750

Of the Company’s $5.6 billion of property and equipment, net of accumulated depreciation, as of March 31, 2025, $195.2 million of regional jet aircraft and spare engines were leased to third parties under operating leases. The Company’s mitigation strategy for the residual asset risks of these assets includes leasing aircraft and engine types that can be operated by the Company in the event of a default. Additionally, the operating leases typically have specified lease return condition requirements paid by the lessee to the Company and the Company typically maintains inspection rights under the leases.

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

Allowance for Credit Losses

The Company has an allowance for credit losses associated with its accounts receivable, notes receivable and third-party debt guarantees. The Company monitors publicly available credit ratings for entities for which the Company has a significant receivable balance or guarantee. As of March 31, 2025, the Company had gross receivables of $139.5 million in current assets and gross receivables of $208.0 million in other long-term assets. As of December 31, 2024, the Company had gross receivables of $125.9 million in current assets and gross receivables of $225.2 million in other long-term assets. The Company has established credit loss reserves based on publicly available historic default rates issued by a third party for companies with similar credit ratings, factoring in the term of the respective accounts receivable, notes receivable or guarantees. During the three months ended March 31, 2025, there were no significant changes in the outstanding accounts receivable, notes receivable, guarantees or credit ratings of the entities.

The following table summarizes the changes in allowance for credit losses (in thousands):

Allowance for Credit Losses
Balance at December 31, 2024	$15,071
Adjustments to credit loss reserves	684
Write-offs charged against allowance	(63)
Balance at March 31, 2025	$15,692

(3) Capital Transactions

Stock-Based Compensation

During the three months ended March 31, 2025, the Company granted 25,359 restricted stock units and 59,165 performance shares to certain employees of the Company under the SkyWest, Inc. Amended and Restated 2019 Long-Term Incentive Plan. Both the restricted stock units and performance shares have a three-year vesting period, during which the recipient must remain employed with the Company. The number of performance shares awardable from the 2025 grants can range from 0% to 200% of the original amount granted depending on the Company’s performance over three one-year measurement periods against the pre-established targets. Upon vesting, each restricted stock unit and performance share will be replaced with one share of common stock. The weighted average fair value of these restricted stock units and performance shares on their date of grant was $118.96 per share. During the three months ended March 31, 2025, the Company did not grant any options to purchase shares of common stock to employees.

The Company accounts for forfeitures of restricted stock units and performance shares when forfeitures occur. The estimated fair value of the restricted stock units and performance shares is amortized over the applicable vesting periods. Stock-based compensation expense for the performance shares is based on the Company’s anticipated outcome of achieving the performance metrics. During the three months ended March 31, 2025 and 2024, the Company recorded pre-tax stock-based compensation expense of $4.7 million and $5.5 million, respectively.

(4) Stock Repurchase

The Company’s Board of Directors (the “Board”) adopted a stock repurchase program in May 2023, which authorizes the Company to repurchase shares of the Company’s common stock in the public market or in private transactions, from time to time, at prevailing prices. Under the May 2023 repurchase program, the Board authorized up to $250.0 million for the repurchase of the Company’s common stock, superseding a prior Board authorization. At March 31, 2025, $33.9 million remained available under the May 2023 authorization.

During the three months ended March 31, 2025, the Company repurchased 140,658 shares of common stock for $13.7 million at a weighted average price per share of $97.27. During the three months ended March 31, 2024, the Company repurchased 136,261 shares of common stock for $8.7 million at a weighted average price per share of $64.21.

(5) Net Income Per Common Share

Basic net income per common share (“Basic EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income per common share. During the three months ended March 31, 2025 and 2024, 268,000 and 452,000 performance shares (at target performance) were excluded from the computation of Diluted EPS because the Company had not achieved the minimum target thresholds for these shares as of March 31, 2025 and 2024, respectively.

The calculation of the weighted average number of common shares outstanding for Basic EPS and Diluted EPS are as follows for the periods indicated (in thousands, except per share data):

	Three Months Ended
	March 31,
	2025	2024
Numerator:
Net income	$100,551	$60,298
Denominator:
Basic earnings per share weighted average shares	40,490	40,299
Dilution due to employee equity awards and warrants	1,109	1,193
Diluted earnings per share weighted average shares	41,599	41,492

Basic earnings per share	$2.48	$1.50
Diluted earnings per share	$2.42	$1.45

(6) Segment Reporting

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

The following represents the Company’s segment data for the three-month periods ended March 31, 2025 and 2024 (in thousands). As required by the adoption of ASC 2023-07, “Segment Reporting (ASC Topic 280) – Improvements to Reportable Segment Disclosures,” the Company recast the segment disclosures for the three months ended March 31, 2024 to conform to the current year presentation.

	Three months ended March 31, 2025
	SkyWest Airlines	SkyWest
	and SWC	Leasing	Consolidated
Operating revenues	$801,651	$146,804	$948,455

Salaries, wages and benefits	376,646	665	377,311
Aircraft maintenance, materials and repairs	201,476	7,624	209,100
Depreciation and amortization	37,748	51,698	89,446
Interest expense	2,981	24,137	27,118
Other segment items(1)	128,530	(3,768)	124,762
Segment profit(2)	$54,270	$66,448	$120,718

Total assets (as of March 31, 2025)	$3,040,242	$4,074,024	$7,114,266
Capital expenditures (including non-cash)	$118,916	$—	$118,916

	Three months ended March 31, 2024
	SkyWest Airlines	SkyWest
	and SWC	Leasing	Consolidated
Operating revenues	$646,809	$156,805	$803,614

Salaries, wages and benefits	350,334	665	350,999
Aircraft maintenance, materials and repairs	141,090	4,325	145,415
Depreciation and amortization	36,108	59,762	95,870
Interest expense	3,476	26,353	29,829
Other segment items(1)	110,805	(9,479)	101,326
Segment profit(2)	$4,996	$75,179	$80,175

Total assets (as of March 31, 2024)	$2,608,104	$4,374,639	$6,982,743
Capital expenditures (including non-cash)	$44,350	$—	$44,350
(1)	Other segment items include aircraft fuel; airport related expenses; other operating expenses consisting primarily of property taxes, hull and liability insurance, simulator costs, crew per diem and crew hotel costs; aircraft rentals; interest income and other expense, net.
(2)	Segment profit is equal to income before income taxes. As a result of adopting ASC 2023-07 in 2024, the Company included interest income and other income in the recast segment profit for each segment for the three months ended March 31, 2024 and 2025.

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

Aircraft

As of March 31, 2025, excluding aircraft financed by the Company’s major airline partners that the Company operates for them under contract, the Company leased eight aircraft under long-term lease agreements with remaining terms ranging from four to five years.

Airport facilities

The Company has operating leases for facility space including airport terminals, office space, cargo warehouses and maintenance facilities. The Company generally leases this space from government agencies that control the use of the various airports. The remaining lease terms for facility space vary from one month to 31 years. The Company’s operating leases with lease rates that are variable based on airport operating costs, use of the facilities or other variable factors are excluded from the Company’s right-of-use assets and operating lease liabilities in accordance with accounting guidance.

Leases

As of March 31, 2025, the Company’s right-of-use assets were $83.7 million, the Company’s current maturities of operating lease liabilities were $20.4 million, and the Company’s noncurrent lease liabilities were $63.3 million. During the three months ended March 31, 2025, the Company paid $8.3 million under operating leases reflected as a reduction from operating cash flows.

The table below presents lease related terms and discount rates as of March 31, 2025:

Weighted-average remaining lease term for operating leases	11.0 years
Weighted-average discount rate for operating leases	6.2%

The Company’s lease costs for the three months ended March 31, 2025 and 2024 included the following components (in thousands):

	For the three months ended March 31,
	2025	2024
Operating lease cost	$8,250	$7,259
Variable and short-term lease cost	489	1,033
Sublease income	(1,115)	(1,246)
Total lease cost	$7,624	$7,046

As of March 31, 2025, the Company leased aircraft, airport facilities, office space and other property and equipment under non-cancelable operating leases, which are generally on a long-term, triple-net lease basis pursuant to which the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. The Company expects that, in the normal course of business, such operating leases that expire will be renewed or replaced by other leases. The following table summarizes future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms as of March 31, 2025 (in thousands):

April 2025 through December 2025	$15,897
2026	18,463
2027	15,871
2028	11,165
2029	9,461
Thereafter	53,083
Total	$123,940

As of March 31, 2025, the Company had a firm purchase commitment for 16 E175 aircraft from Embraer with anticipated delivery dates through 2026. Additionally, the Company had a purchase agreement to acquire 12 used CRJ900 airframes with anticipated closing dates in 2025.

The following table summarizes the Company’s commitments and obligations as noted for each of the next five years and thereafter (in thousands):

	Total	Apr - Dec 2025	2026	2027	2028	2029	Thereafter
Operating lease payments for aircraft and facility obligations	$123,940	$15,897	$18,463	$15,871	$11,165	$9,461	$53,083
Firm aircraft and spare engine commitments	489,499	260,330	229,169	—	—	—	—
Interest commitments (1)	387,111	76,599	86,937	63,831	47,172	35,026	77,546
Principal maturities on long-term debt	2,578,587	376,557	532,131	487,090	316,979	213,257	652,573
Total commitments and obligations	$3,579,137	$729,383	$866,700	$566,792	$375,316	$257,744	$783,202
(1)	At March 31, 2025, the Company’s long-term debt had fixed interest rates.

In addition to the table above, in 2024, the Company entered into a master equipment purchase agreement with another airline to acquire certain airframes and engines and lease the assets back to the airline under a five-year term. At March 31, 2025, the Company estimated the remaining financing obligation under the agreement will be between $60.0 million and $70.0 million and anticipated closing on the remaining financings during 2025.

Guarantees

In 2022, the Company agreed to guarantee $19.8 million of debt for a 14 CFR Part 135 air carrier. The debt is secured by the Part 135 air carrier’s aircraft and engines and has a five-year term. In exchange for providing the guarantee, the Company received 6.5% of the guaranteed amount as consideration, payable in the estimated value of common stock of the Part 135 air carrier, all of which was sold in 2023. The balance of the debt under the guarantee was $13.7 million as of March 31, 2025.

In 2023, the Company agreed to guarantee up to $12.0 million of debt for an aviation school. The debt is secured by the school’s aircraft and engines and has a five-year term. In exchange for providing the guarantee, the Company receives 2.0% of the guaranteed amount annually as consideration in cash. The balance of the debt under the guarantee was $10.3 million as of March 31, 2025.

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

As of March 31, 2025, and December 31, 2024, the Company held certain assets that are required to be measured at fair value on a recurring basis. Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of March 31, 2025
	Total	Level 1	Level 2	Level 3
Marketable Securities
Bonds and bond funds	$256,362	$—	$256,362	$—
Commercial paper	315,549	—	315,549	—
	571,911	—	571,911	—
Investments in Other Companies	4,980	—	—	4,980
Cash and Cash Equivalents	178,973	178,973	—	—
Total Assets Measured at Fair Value	$755,864	$178,973	$571,911	$4,980

	Fair Value Measurements as of December 31, 2024
	Total	Level 1	Level 2	Level 3
Marketable Securities
Bonds and bond funds	$462,333	$—	$462,333	$—
Commercial paper	111,933	—	111,933	—
	574,266	—	574,266	—
Investments in Other Companies	8,160	—	—	8,160
Cash and Cash Equivalents	227,362	227,362	—	—
Total Assets Measured at Fair Value	$809,788	$227,362	$574,266	$8,160

The Company’s “Marketable Securities” classified as Level 2 securities primarily utilize broker quotes in a non-active market for valuation of these securities. See Note 10 “Investments in Other Companies” regarding the Company’s investments in other companies for the three months ended March 31, 2025.

The Company did not make any significant transfers of securities between Level 1, Level 2 and Level 3 during the three months ended March 31, 2025. The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

As of March 31, 2025, and December 31, 2024, the Company classified $571.9 million and $574.3 million of marketable securities, respectively, as short-term because it had the intent to maintain a liquid portfolio and the ability to redeem the securities within one year. At the time of sale, any realized appreciation or depreciation, calculated by the specific identification method, is recognized in other expense, net. As of March 31, 2025, and December 31, 2024, the cost of the Company’s marketable securities was $571.8 million and $574.0 million, respectively.

(9) Long-term Debt

Long-term debt consisted of the following as of March 31, 2025, and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Current portion of long-term debt	$489,468	$539,061
Current portion of unamortized debt issue cost, net	(3,349)	(3,472)
Current portion of long-term debt, net of debt issue costs	$486,119	$535,589

Long-term debt, net of current maturities	$2,089,119	$2,153,558
Long-term portion of unamortized debt issue cost, net	(15,656)	(16,772)
Long-term debt, net of current maturities and debt issue costs	$2,073,463	$2,136,786

Total long-term debt (including current portion)	$2,578,587	$2,692,619
Total unamortized debt issue cost, net	(19,005)	(20,244)
Total long-term debt, net of debt issue costs	$2,559,582	$2,672,375

As of March 31, 2025, the Company had $2.6 billion of total long-term debt, which consisted of $2.4 billion of debt used to finance aircraft and spare engines and $200.6 million of unsecured debt payable to the U.S. Department of the Treasury. The average effective interest rate on the Company’s debt was approximately 4.3% at March 31, 2025.

As of both March 31, 2025 and December 31, 2024, the Company had $47.1 million in letters of credit and surety bonds outstanding with various banks and surety institutions.

As of March 31, 2025, SkyWest Airlines had a $100.0 million line of credit. The line of credit includes minimum liquidity and profitability covenants and is secured by certain assets. As of March 31, 2025, SkyWest Airlines had no amounts outstanding under the line of credit facility. However, at March 31, 2025, SkyWest Airlines had $25.0 million in letters of credit issued under the facility, which reduced the amount available under the facility to $75.0 million. The line of credit expires March 25, 2028 and has a variable interest rate of 3.5% plus the one month SOFR rate.

The Company’s debt agreements are not traded on an active market and are recorded at carrying value on the Company’s consolidated balance sheet. The fair value of the Company’s long-term debt is estimated based on current rates offered to the Company for similar debt. The fair value of debt is estimated using inputs classified as Level 2 within the fair value hierarchy. The carrying value and fair value of the Company’s long-term debt as of March 31, 2025 and December 31, 2024, were as follows (in thousands):

	March 31, 2025	December 31, 2024
Carrying value	$2,578,587	$2,692,619
Fair value	$2,511,717	$2,612,838

(10) Investments in Other Companies

Equity Method Investments

During 2019, the Company created a joint venture with Regional One, Inc. (“Regional One”) and, as of March 31, 2025, has invested a total of $26.6 million for a 75% ownership interest in Aero Engines, LLC. (“Aero Engines”). The primary purpose of Aero Engines is to lease engines to third parties. Aero Engines requires unanimous approval from the Company and Regional One for all material transactions. Although the Company determined Aero Engines is a variable interest entity, Aero Engines has no primary beneficiary as no one party has power over Aero Engines. Accordingly, the Company accounts for its investment in Aero Engines under the equity method. The Company’s exposure in its investment in Aero Engines primarily consists of the Company’s portion of income or loss from Aero Engines’ engine lease agreements with third parties and the Company’s ownership percentage in Aero Engines’ engines book value. Aero Engines had no debt outstanding as of March 31, 2025. As of March 31, 2025, the Company’s investment balance in Aero Engines was $24.5 million and has been recorded in “Other Assets” on the

Company’s consolidated balance sheet. The Company’s portion of income generated by Aero Engines for the three months ended March 31, 2025, was $0.6 million, which is recorded in “Other expense, net” on the Company’s consolidated statements of comprehensive income.

In December 2023, the Company invested $9.9 million for a 9.9% ownership interest in Corporate Flight Management, Inc. d/b/a Contour Airlines (“Contour”), a 14 CFR Part 135 air carrier. In January 2024, the Company invested an additional $15.1 million in Contour. The Company has a 25% ownership interest in Contour at March 31, 2025 and holds one of five seats, or 20%, on Contour’s board of directors. The Contour arrangement also includes an asset provisioning agreement under which the Company will provide CRJ airframes, engines and rotable parts to Contour. The Company accounts for its investment in Contour under the equity method where the investment is reported at cost and adjusted each period for the Company’s share of Contour’s income or loss, recorded on a one quarter lag. For the three months ended March 31, 2025, the Company recorded income of $0.9 million, its portion of income generated by Contour, which was recorded in “Other expense, net” on the Company’s consolidated statements of comprehensive income. As of March 31, 2025, the Company’s investment balance in Contour of $22.3 million was recorded in “Other Assets” on the Company’s consolidated balance sheet. At March 31, 2025, the Company had $11.1 million in notes receivable from Contour related to the sale of aircraft under the asset provisioning agreement. The notes are secured by aircraft and collectible within four years.

The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable.

Fair Value Method Investment

In 2021, the Company entered into a strategic partnership with Eve Holding, Inc. (“Eve”), to develop a network of deployment for Eve’s electric vertical takeoff and landing aircraft.

In 2022, the Company acquired 1,000,000 shares of common stock of Eve and a warrant giving the Company the right to acquire 1,500,000 shares of common stock of Eve at an exercise price of $0.01 per share. The Company also received a put option from an Eve shareholder for the 1,000,000 shares of common stock of Eve payable in aircraft parts credits. The intent of the put option was to reduce the Company’s investment risk in Eve. The Company is restricted from selling the shares underlying the warrant until May 2025, and the warrant expires in May 2032. The Company acquired the shares of common stock, warrant and put option (collectively the “Eve Investments”) for $10.0 million. The Company evaluated the Eve Investments under ASC Topic 321, “Investments – Equity Securities” and ASC Topic 815, “Derivatives and Hedging,” and recorded the Eve Investments based on their pro rata share of the consideration paid using the fair value of the Eve Investments on the acquisition date, with subsequent changes in the fair value reported in earnings. During the year ended December 31, 2023, the Company sold 600,411 shares of common stock of Eve, which concurrently forfeited 600,411 shares subject to the put option from the Eve shareholder. During the year ended December 31, 2024, the Company exercised the remainder of the put option and received aircraft parts credits in exchange for the 399,589 shares of common stock. At March 31, 2025, the Company’s only remaining investment in Eve was the warrant to acquire 1,500,000 shares of common stock of Eve.

The warrant was classified as Level 3 within the fair value hierarchy (“Eve Level 3 Investment”). The Company used the Black Scholes Option Pricing Model to determine the estimated fair market value of the Eve Level 3 Investment. The table below shows the reconciliation of the Eve Level 3 Investment (in thousands):

Eve Level 3 Investment:
Balance at December 31, 2024	$8,160
Unrealized loss	(3,180)
Balance at March 31, 2025	$4,980

During the three months ended March 31, 2025, the Company recorded an unrealized loss of $3.2 million in “Other expense, net” on the Company’s consolidated statements of comprehensive income related to the Eve Investments. During the three months ended March 31, 2024, the Company recorded unrealized losses of $3.5 million in “Other expense, net” on the Company’s consolidated statements of comprehensive income related to the Eve Investments. As of March 31, 2025 and December 31, 2024 the fair value of the Eve Investments, which only consisted of the warrant, was $5.0 million and $8.2 million, respectively, and was recorded in “Other Assets” on the Company’s consolidated balance sheet.

(11) Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2025 was 16.7%. The Company’s effective tax rate for the three months ended March 31, 2025 varied from the federal statutory rate of 21.0% primarily due to a discrete tax benefit from additional tax deductions generated from employee equity awards that vested during the three months ended March 31, 2025, offset by the provision for state income taxes and the impact of non-deductible expenses.

The Company’s effective tax rate for the three months ended March 31, 2024 was 24.8%. The Company’s effective tax rate for the three months ended March 31, 2024 varied from the federal statutory rate of 21.0% primarily due to the provision for state income taxes and the impact of non-deductible expenses.

(12) Legal Matters

The Company is subject to certain legal actions which it considers routine to its business activities. As of March 31, 2025, the Company’s management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents factors that had a material effect on the results of operations of SkyWest, Inc. (“SkyWest” “we” or “us”) during the three-month periods ended March 31, 2025 and 2024. Also discussed is our financial condition as of March 31, 2025, and December 31, 2024. You should read this discussion in conjunction with our condensed consolidated financial statements for the three months ended March 31, 2025, including the notes thereto, appearing elsewhere in this Report. This discussion and analysis contains forward-looking statements. Please refer to the section of this Report entitled “Cautionary Statement Concerning Forward-Looking Statements” for discussion of uncertainties, risks and assumptions associated with these statements.

Cautionary Statement Concerning Forward-Looking Statements

Certain of the statements contained in this Report should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” “hope,” “likely,” and “continue” and similar terms used in connection with statements regarding our outlook, anticipated operations, the revenue environment, our contractual relationships, and our anticipated financial performance. These statements include, but are not limited to, statements about the continued demand for our product, the effect of economic conditions on SkyWest’s business, financial condition and results of operations, the scheduled aircraft deliveries, fleet expansion and anticipated fleet size for SkyWest in upcoming periods, expected production levels in future periods and associated staffing challenges, pilot attrition trends, SkyWest’s coordination with United Airlines, Inc. (“United”), Delta Air Lines, Inc. (“Delta”), American Airlines, Inc. (“American”) and Alaska Airlines, Inc. (“Alaska”) (each, a “major airline partner” and together, “major airline partners”) to optimize the delivery of aircraft under previously announced agreements and quickly placing new aircraft deliveries into service, the expected terms, timing and benefits related to SkyWest’s leasing, strategic partnership and joint venture transactions, SkyWest’s provision of assets to Corporate Flight Management, Inc. d/b/a Contour Airlines (“Contour”), scheduled flight service to smaller communities, increasing the utilization and efficiency of all fleet types as well as SkyWest’s future financial and operating results, plans, objectives, expectations, estimates, intentions and outlook, and other statements that are not historical facts. All forward-looking statements included in this Report are made as of the date hereof and are based on information available to SkyWest as of such date. SkyWest assumes no obligation to update any forward-looking statements unless required by law. Readers should note that many factors could affect the future operating and financial results of SkyWest and could cause actual results to vary materially from those expressed in forward-looking statements set forth in this Report. These factors include, but are not limited to the challenges of competing successfully in a highly competitive and rapidly changing industry; developments associated with fluctuations in the economy and the demand for air travel, including related to inflationary pressures, and related decreases in customer demand and spending; uncertainty regarding potential future outbreaks of infectious diseases or other health concerns, and the consequences of such outbreaks to the travel industry, including travel demand and travel behavior, and our major airline partners in general and the financial condition and operating results of SkyWest in particular; the prospects of entering into agreements with existing or other carriers to fly new aircraft; uncertainty regarding timing and performance of key third-party service providers; ongoing negotiations between SkyWest and its major airline partners regarding their contractual obligations; uncertainties regarding operation of new aircraft; the ability to attract and retain qualified pilots, including captains, and related staffing challenges; the impact of regulatory issues such as pilot rest rules and qualification requirements; the ability to obtain aircraft financing; the financial stability of SkyWest’s major airline partners and any potential impact of their financial condition on the operations of SkyWest; fluctuations in flight schedules, which are determined by the major airline partners for whom SkyWest conducts flight operations; variations in market and economic conditions; significant aircraft lease and debt commitments; estimated useful life of long-lived assets, residual aircraft values and related impairment charges; labor relations and costs; the impact of global instability; rapidly fluctuating fuel costs and potential fuel shortages; the impact of weather-related, natural disasters and other air safety incidents on air travel and airline costs; aircraft deliveries; uncertainty regarding ongoing hostility between Russia and the Ukraine, as well as Israel and Hamas, and the related impacts on macroeconomic conditions and on the international operations of any of our major airline partners as a result of such conflict; the availability of parts used in connection with maintenance and repairs of the aircraft; the availability of suitable replacement aircraft for aging aircraft; the impact of recently enacted and proposed U.S. tariffs on global economic conditions and the financial markets, passenger demand, the cost of aircraft parts and supplies sourced internationally and the cost of service providers located outside of the United States; as well as the other factors identified under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, under the heading “Risk Factors” in Part II, Item 1A of this Report, elsewhere in this Report, in our other filings with the Securities and Exchange Commission (the “SEC”) and other unanticipated factors.

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

Overview

We have the largest regional airline operation in the United States through our operating subsidiary SkyWest Airlines, Inc. (“SkyWest Airlines”). As of March 31, 2025, we offered scheduled passenger and air freight service with approximately 2,350 total daily departures to destinations in the United States, Canada and Mexico. Our fleet of Embraer E175 regional jet aircraft (“E175”), Canadair CRJ900 regional jet aircraft (“CRJ900”) and Canadair CRJ700 regional jet aircraft (“CRJ700”), including a 50-seat configuration of the CRJ700 aircraft, commonly referred to as a “CRJ550,” have a multiple-class seat configuration, whereas our Canadair CRJ200 regional jet aircraft (“CRJ200”) have a single-class seat configuration. During 2022, we formed SkyWest Charter, LLC (“SWC”), which offers on-demand charter services using CRJ200 aircraft in a 30-seat configuration. As of March 31, 2025, we had 626 total aircraft in our fleet, including 488 aircraft in scheduled service or under contract pursuant to our code-share agreements, summarized as follows:

	E175	CRJ900	CRJ700/CRJ550	CRJ200	Total
United	114	—	27	77	218
Delta	86	35	19	—	140
American	20	—	68	—	88
Alaska	42	—	—	—	42
Aircraft in scheduled service or under contract	262	35	114	77	488
SWC	—	—	—	9	9
Leased to third parties	—	5	35	—	40
Other (1)	—	9	27	53	89
Total Fleet	262	49	176	139	626
(1)	As of March 31, 2025, other aircraft included: supplemental spare aircraft supporting our code-share agreements that may be placed under future code-share or leasing agreements, aircraft transitioning between code-share agreements with our major airline partners or aircraft that are scheduled to be disassembled for use as spare parts.

Our business model is based on providing scheduled regional airline service under code-share agreements (commercial agreements between airlines that, among other things, allow one airline to use another airline’s flight designator codes on its flights) with our major airline partners. In exchange for such services, our major airline partners pay us either fixed fees to operate the flight, referred to as “capacity purchase agreement,” or we receive a percentage of applicable passenger ticket revenues on the designated flights we operate, referred to as “prorate agreement.” Our success is principally centered on our ability to meet the needs of our major airline partners by providing a reliable and safe operation at attractive economics. From March 31, 2024, to March 31, 2025, we made changes to our fleet, including the addition of five new E175 aircraft and 17 partner-financed E175 aircraft.

We anticipate our fleet will continue to evolve, as we are scheduled to add a total of 15 new E175 aircraft with United from 2025 to 2026 and one new E175 aircraft with Alaska in 2025. We also have multiple agreements with United to place 38 used CRJ550 aircraft into service throughout 2025 and 2026. Timing of placing these additional aircraft into service, including delivery timing on acquired aircraft, may be subject to change as we are coordinating with our major airline partners in response to labor availability or other factors. Our primary objective in the fleet changes is to improve our profitability by adding new E175 aircraft and used CRJ700, CRJ550, CRJ900 and E175 aircraft, commonly referred to as “dual-class CRJ aircraft” to capacity purchase agreements or prorate agreements, and potentially removing older aircraft from service that typically require higher maintenance costs.

As of March 31, 2025, approximately 44.7% of our aircraft in scheduled service or under contract were operated for United, approximately 28.7% were operated for Delta, approximately 18.0% were operated for American and approximately 8.6% were operated for Alaska.

Historically, multiple contractual relationships with major airlines have enabled us to reduce our reliance on any single major airline code and to enhance and stabilize operating results through a mix of capacity purchase agreements and prorate agreements. For the three months ended March 31, 2025, our capacity purchase revenue represented approximately 85.7% of our total flying agreements revenue and our prorate and SWC revenue, combined, represented approximately 14.3% of our total flying agreements revenue. On capacity purchase routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on completed block hours (measured from takeoff to landing, including taxi time), flight departures, the number of aircraft under contract and other operating measures. We control scheduling, pricing and seat inventories on certain prorate routes, and we share passenger fares with our major airline partners according to prorate formulas. We are also responsible for the operating costs of the prorate flights, including fuel and airport costs.

First Quarter Summary

We had total operating revenues of $948.5 million for the three months ended March 31, 2025, an 18.0% increase compared to total operating revenues of $803.6 million for the three months ended March 31, 2024. We had net income of $100.6 million, or $2.42 per diluted share, for the three months ended March 31, 2025, compared to net income of $60.3 million, or $1.45 per diluted share, for the three months ended March 31, 2024. The significant items affecting our revenue and operating expenses during the three months ended March 31, 2025, are outlined below:

Revenue

The number of aircraft we have in scheduled service or under contract pursuant to our code-share agreements and the number of block hours we incur on our flights are primary drivers of our flying agreements revenue under our capacity purchase agreements. The number of flights we operate and the corresponding number of passengers we carry are the primary drivers of our revenue under our prorate agreements. The number of aircraft we have in scheduled service or under contract pursuant to our code-share agreements increased from 475 as of March 31, 2024 to 488 as of March 31, 2025, or by 2.7%; and the number of block hours increased from 289,801 for the three months ended March 31, 2024 to 352,155 for the three months ended March 31, 2025, or by 21.5%, due to an increase in scheduled daily utilization of our aircraft driven by an increase in the number of available captains.

Our capacity purchase revenue increased $108.0 million, or 15.9%, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, primarily as a result of an increase in completed block hours for the comparable periods. As a result of a higher number of passengers carried on our prorate routes and an increase in the number of prorate and charter flights operated year-over-year, our prorate and SWC revenue increased $29.7 million, or 29.4%, for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024.

Operating Expenses

Our total operating expenses increased $105.0 million, or 14.9%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The increase in operating expenses was primarily due to an increase in our direct operating expenses associated with the increase in the number of flights we operated for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. Departures increased from 169,432 for the three months ended March 31, 2024 to 201,838 for the three months ended March 31, 2025, or by 19.1%, and our total block hours increased 21.5% for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024. Additional details regarding the increase in our operating expenses are described in the section of this Report entitled “Results of Operations.”

Fleet Activity

The following table summarizes our fleet scheduled for service or under contract as of:

Aircraft in Service or Under Contract	March 31, 2025	December 31, 2024	March 31, 2024
E175s	262	262	240
CRJ900s	35	36	41
CRJ700s/CRJ550s	114	119	105
CRJ200s	77	75	89
Total	488	492	475

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in Note 1 to our consolidated financial statements for the year ended December 31, 2024, and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are presented in our Annual Report on Form 10-K for the year ended December 31, 2024. Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management’s subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to revenue recognition, long-lived assets, and income tax. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results will likely differ, and may differ materially, from such estimates. There have been no significant changes in our critical accounting estimates during the three months ended March 31, 2025.

Recent Accounting Pronouncements

See Note 1 to the condensed consolidated financial statements for a description of recent accounting pronouncements.

Results of Operations

Three Months Ended March 31, 2025 and 2024

Operational Statistics

The following table sets forth our major operational statistics and the associated percentage changes for the periods identified below. The increase in block hours, departures and passengers carried during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was primarily due to an increase in the number of available captains during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, which allowed for a higher scheduled utilization of our aircraft.

	For the three months ended March 31,
Block hours by aircraft type:	2025	2024	% Change
E175s	207,362	178,985	15.9%
CRJ900s	22,988	17,392	32.2%
CRJ700s/CRJ550s	75,077	58,285	28.8%
CRJ200s	46,728	35,139	33.0%
Total block hours	352,155	289,801	21.5%

Departures	201,838	169,432	19.1%
Passengers carried	10,390,364	9,149,453	13.6%
Passenger load factor	78.6%	80.8%	(2.2)	pts
Average passenger trip length (miles)	465	461	0.9%

Operating Revenues

The following table summarizes our operating revenue for the periods indicated (dollar amounts in thousands):

	For the three months ended March 31,
	2025	2024	$ Change	% Change
Flying agreements	$915,994	$778,289	$137,705	17.7%
Lease, airport services and other	32,461	25,325	7,136	28.2%
Total operating revenues	$948,455	$803,614	$144,841	18.0%

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

We disaggregate our flying agreements revenue into the following categories (dollar amounts in thousands):

	For the three months ended March 31,
	2025	2024	$ Change	% Change
Capacity purchase agreements flight operations revenue	$639,153	$544,160	$94,993	17.5%
Capacity purchase agreements aircraft lease revenue	146,027	133,045	12,982	9.8%
Prorate agreements and SWC revenue	130,814	101,084	29,730	29.4%
Flying agreements revenue	$915,994	$778,289	$137,705	17.7%

The increase in “Capacity purchase agreements flight operations revenue” of $95.0 million, or 17.5%, was primarily due to a 21.5% increase in block hour production and an increase in the recognition of revenue that was previously deferred related to fixed monthly payments for flight operations received under our capacity purchase agreements for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. Under our capacity purchase agreements, we are paid a fixed amount per month per aircraft over the contract term. We recognize the total projected fixed monthly payments per aircraft as revenue proportionately to the number of block hours we complete for each reporting period, relative to the estimated number of block hours we anticipate completing over the remaining contract term. Under our capacity purchase agreements, the performance obligation of each completed flight is measured in block hours incurred for each completed flight. Based on the number of completed block hours during the three months ended March 31, 2025, we recognized $9.6 million of previously deferred revenue, net of unbilled revenue, related to the non-lease fixed monthly payments we received associated with our flight operations revenues. For the three months ended March 31, 2024, we recognized $0.4 million of previously deferred revenue, net of unbilled revenue, related to non-lease fixed monthly payments received associated with our flight operations revenues. The timing of our revenue recognition related to the fixed payments associated with our flight operations will be adjusted over the remaining contract term for each capacity purchase agreement based on the number of block hours we complete each reporting period relative to the number of block hours we anticipate completing over the remaining contract term of each capacity purchase agreement.

The increase in “Capacity purchase agreements aircraft lease revenue” of $13.0 million, or 9.8%, was primarily due to a contract extension that reallocated certain fixed monthly lease revenue from flight operations revenue under one of our capacity purchase agreements during the three months ended March 31, 2025. Under our capacity purchase agreements, a portion of the consideration we are paid is designed as reimbursement for certain aircraft ownership costs and is considered lease revenue, including fixed monthly payments and variable payments. We recognize the fixed monthly lease payments as lease revenue using the straight-line basis over the capacity purchase agreement term and variable lease payments are recognized in the period when the block hours are completed. Additionally, we recognized $3.3 million of previously deferred lease revenue, net of unbilled revenue, during the three months ended March 31, 2025, using the straight-line basis for fixed monthly lease payments, compared to recognizing $0.5 million of previously deferred revenue during the three months ended March 31, 2024.

The deferred revenue balance applicable to each contract will be recorded as revenue over the term of each respective contract. For clarity, under our “Capacity purchase agreements flight operations revenue” and “Capacity purchase agreements aircraft lease revenue” combined, we recognized $12.9 million of previously deferred revenue, net of unbilled revenue, during the three months ended March 31, 2025, compared to recognizing $0.9 million of deferred revenue, net of unbilled revenue, during the three months ended March 31, 2024. Our total deferred revenue balance associated with our “Capacity purchase agreements flight operations revenue” and our “Capacity purchase agreements aircraft lease revenue,” net of unbilled revenue, was $309.5 million as of March 31, 2025, compared to total deferred revenue, net of unbilled revenue, of $322.4 million as of December 31, 2024.

The increase in prorate agreements and SWC revenue of $29.7 million, or 29.4%, was primarily due to an increase in prorate passengers and passenger revenue we received on routes we operated under our prorate agreements during the three months ended March 31, 2025, compared to the three months ended March 31, 2024. Additionally, a portion of the increase was attributed to an increase in SWC revenue during the three months ended March 31, 2025, compared to the three months ended March 31, 2024.

The increase in lease, airport services and other revenues of $7.1 million, or 28.2%, was primarily due to an increase in the number of leased assets and lease rates for leases to third parties during the three months ended March 31, 2025, compared to the three months ended March 31, 2024.

Operating Expenses

Individual expense components attributable to our operations are set forth in the following table (dollar amounts in thousands):

	For the three months ended March 31,
	2025	2024	$ Change	% Change
Salaries, wages and benefits	$377,311	$350,999	$26,312	7.5%
Aircraft maintenance, materials and repairs	209,100	145,415	63,685	43.8%
Depreciation and amortization	89,446	95,870	(6,424)	(6.7)%
Airport-related expenses	27,823	20,888	6,935	33.2%
Aircraft fuel	24,488	21,164	3,324	15.7%
Other operating expenses	80,910	69,772	11,138	16.0%
Total operating expenses	$809,078	$704,108	$104,970	14.9%

Salaries, wages and benefits. The $26.3 million, or 7.5%, increase in salaries, wages and benefits was primarily due to an increase in direct labor costs that resulted from the higher number of flights we operated during the three months ended March 31, 2025, compared to the three months ended March 31, 2024.

Aircraft maintenance, materials and repairs. The $63.7 million, or 43.8%, increase in aircraft maintenance expense was primarily due to incremental maintenance costs incurred on our CRJ fleet and an increase in our flight volume, which increased our maintenance activity and related expenses, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024.

Depreciation and amortization. The $6.4 million, or 6.7%, decrease in depreciation and amortization expense was primarily a result of extending the estimated useful lives on our CRJ700/CRJ550 fleet by an average of three years and revising the residual values of the assets accordingly during the fourth quarter of 2024, offset by an increase in depreciation expense related to the acquisition of five new E175 aircraft and spare engines since March 31, 2024.

Aircraft fuel. The $3.3 million, or 15.7%, increase in fuel cost was primarily due to an increase in the number of flights we operated under our prorate agreements and under SWC and the corresponding increase in gallons of fuel we purchased, offset by a decrease in our average fuel cost per gallon from $3.51 for the three months ended March 31, 2024 to $3.03 for the three months ended March 31, 2025. We purchase and incur expense for all fuel on flights operated under our prorate agreements and SWC. All fuel costs incurred under our capacity purchase agreements are either purchased directly by our major airline partner, or if purchased by us, we record the direct reimbursement as a reduction to our fuel expense. The following table summarizes the gallons of fuel we purchased under our prorate agreements and SWC, for the periods indicated:

	For the three months ended March 31,
(in thousands)	2025	2024	% Change
Fuel gallons purchased	8,073	6,025	34.0%
Fuel expense	$24,488	$21,164	15.7%

Airport-related expenses. Airport-related expenses include airport-related customer service costs such as outsourced airport gate and ramp agent services, airport security fees, passenger interruption costs, deicing, landing fees and station rents. For clarity, our employee airport customer service labor costs are reflected in salaries, wages and benefits and customer service labor costs we outsource to third parties are included in airport-related expenses. The $6.9 million, or 33.2%, increase in airport-related expenses for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was primarily due to an increase in subcontracted airport services, weather related aircraft deicing costs and landing fees as a result of an increase in the number of flights we operated under our prorate agreements.

Other operating expenses. Other operating expenses primarily consist of aircraft rentals, property taxes, hull and liability insurance, simulator costs, crew per diem, crew hotel costs and credit loss reserves. The $11.1 million, or 16.0%, increase in other operating expenses was primarily related to an increase in other operating costs, such as crew per diem and crew hotel costs, as a result of the higher number of flights we operated during the three months ended March 31, 2025, compared to the three months ended March 31, 2024.

Summary of interest expense, interest income, other expense, net and provision for income taxes

Interest Expense. Interest expense decreased $2.7 million, or 9.1%, for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The decrease in interest expense was primarily related to a decrease in outstanding debt. At March 31, 2025 we had $2.6 billion of outstanding debt, compared to $2.9 billion at March 31, 2024. Our average effective interest rate for the three months ended March 31, 2025 and 2024, was 4.3% and 4.1%, respectively.

Interest income. Interest income decreased $1.5 million, from $11.6 million for the three months ended March 31, 2024, to $10.1 million for the three months ended March 31, 2025. The decrease in interest income was primarily related to a decrease in our marketable securities balance from $641.2 million at March 31, 2024, to $571.9 million at March 31, 2025.

Other expense, net. Other expense, net decreased $0.5 million during the three months ended March 31, 2025, compared to the three months ended March 31, 2024. Other expense, net primarily consists of the unrealized and realized gains and losses on our investments in other companies, income or loss related to our equity method investments and gains or losses on the sale of assets. The decrease in other expense, net was primarily a result of a decrease in the fair value of our investments in other companies for the three months ended March 31, 2025, compared to the three months ended March 31, 2024.

Provision for income taxes. For the three months ended March 31, 2025 and 2024, our effective income tax rates were 16.7% and 24.8%, respectively, which included the statutory federal income tax rate of 21% and other reconciling income tax items, including state income taxes, the impact of non-deductible expenses and a discrete tax benefit on employee equity awards that vested during the period. The decrease in the effective tax rate was primarily related to a higher discrete tax benefit from additional tax deductions generated from employee equity awards that vested for the three months ended March 31, 2025, compared to the three months ended March 31, 2024.

Net income. Primarily due to the factors described above, we generated net income of $100.6 million, or $2.42 per diluted share, for the three months ended March 31, 2025, compared to net income of $60.3 million, or $1.45 per diluted share, for the three months ended March 31, 2024.

Our Business Segments

Three Months Ended March 31, 2025 and 2024

For the three months ended March 31, 2025, our reportable segments, which were the basis of our internal financial reporting, consisted of (1) the operations of SkyWest Airlines and SWC (collectively, “SkyWest Airlines and SWC”) and (2) SkyWest Leasing activities. Our segment disclosure relates to components of our business for which separate financial information is available to, and regularly evaluated by, our chief operating decision maker.

The following table sets forth our SkyWest Airlines and SWC segment data for the three months ended March 31, 2025 and 2024 (in thousands):

	For the three months ended March 31,
	(dollar amounts in thousands)
	2025	2024	$ Change	% Change
Operating revenues	$801,651	$646,809	$154,842	23.9%

Salaries, wages and benefits	376,646	350,334	26,312	7.5%
Aircraft maintenance, materials and repairs	201,476	141,090	60,386	42.8%
Depreciation and amortization	37,748	36,108	1,640	4.5%
Interest expense	2,981	3,476	(495)	(14.2)%
Other segment items(1)	128,530	110,805	17,725	16.0%
SkyWest Airlines and SWC Segment profit(2)	$54,270	$4,996	$49,274	986.3%
(1)	Other segment items for SkyWest Airlines and SWC include aircraft fuel; airport related expenses; other operating expenses consisting primarily of property taxes, hull and liability insurance, simulator costs, crew per diem and crew hotel costs; interest income and other expense, net.
(2)	Segment profit is equal to income before income taxes. As a result of adopting ASC 2023-07, we included interest income and other income in the recast segment profit for each segment for the three months ended March 31, 2024 and 2025.

SkyWest Airlines and SWC Segment Profit. SkyWest Airlines and SWC segment profit was $54.3 million for the three months ended March 31, 2025, compared to $5.0 million for the three months ended March 31, 2024.

SkyWest Airlines and SWC block hour production increased 21.5%, from 289,801 for the three months ended March 31, 2024 to 352,155 for the three months ended March 31, 2025, primarily due to an increase in the number of available captains, which allowed for a higher scheduled utilization of our aircraft. Significant items contributing to the SkyWest Airlines and SWC segment profit for the three months ended March 31, 2025 are set forth below.

SkyWest Airlines and SWC operating revenues increased $154.8 million, or 23.9%, from the three months ended March 31, 2024, to the three months ended March 31, 2025, primarily as a result of an increase in block hour production during the three months ended March 31, 2025, compared to the three months ended March 31, 2024.

SkyWest Airlines and SWC’s salaries, wages and benefits expense increased $26.3 million, or 7.5%, primarily due to an increase in direct labor costs that resulted from the higher number of flights we operated during the three months ended March 31, 2025, compared to the three months ended March 31, 2024.

SkyWest Airlines and SWC’s aircraft maintenance, materials and repairs expense increased $60.4 million, or 42.8%, primarily due to incremental maintenance costs incurred on our CRJ fleet and higher flight volume, which increased the maintenance activity and related expenses, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024.

SkyWest Airlines and SWC’s depreciation and amortization expense increased $1.6 million, or 4.5%, primarily due to acquiring additional assets, including engines and CRJ550 aircraft since March 31, 2024.

SkyWest Airlines and SWC’s interest expense decreased $0.5 million, or 14.2%, primarily due to a decrease in outstanding debt from March 31, 2024 to March 31, 2025.

SkyWest Airlines and SWC’s other segment items increased $17.7 million, or 16.0%, primarily related to an increase in other operating costs, such as crew per diem and crew hotel costs, as a result of the higher number of flights we operated during the three months ended March 31, 2025, compared to the three months ended March 31, 2024.

The following table sets forth our SkyWest Leasing segment data for the three months ended March 31, 2025 and 2024 (in thousands):

	For the three months ended March 31,
	(dollar amounts in thousands)
	2025	2024	$ Change	% Change
Operating revenues	$146,804	$156,805	$(10,001)	(6.4)%

Salaries, wages and benefits	665	665	—	—%
Aircraft maintenance, materials and repairs	7,624	4,325	3,299	76.3%
Depreciation and amortization	51,698	59,762	(8,064)	(13.5)%
Interest expense	24,137	26,353	(2,216)	(8.4)%
Other segment items(1)	(3,768)	(9,479)	5,711	(60.2)%
SkyWest Leasing Segment profit(2)	$66,448	$75,179	$(8,731)	(11.6)%
(1)	Other segment items for SkyWest Leasing include other operating expenses consisting primarily of property taxes and credit loss reserves; aircraft rentals; interest income and other expense, net.
(2)	Segment profit is equal to income before income taxes. As a result of adopting ASC 2023-07, we included interest income and other income in the recast segment profit for each segment for the three months ended March 31, 2024 and 2025.

SkyWest Leasing Segment Profit. SkyWest Leasing profit decreased $8.7 million, or 11.6%, during the three months ended March 31, 2025, compared to the three months ended March 31, 2024, primarily due to a contract extension that reallocated certain fixed monthly lease revenue to flight operations revenue under one of our capacity purchase agreements during the three months ended March 31, 2025 and a $4.2 million gain related to reclassifying assets held for sale as held and used during the three months ended March 31, 2024. There was not a comparable gain during the three months ended March 31, 2025. The decrease in depreciation and amortization expense was primarily a result of extending the estimated useful lives on our CRJ700/CRJ550 fleet during the fourth quarter of 2024.

Liquidity and Capital Resources

As of March 31, 2025, we had $750.9 million in cash and cash equivalents and marketable securities. As of March 31, 2025, we had $75.0 million available for borrowings under our line of credit. Given our available liquidity as of March 31, 2025, we believe the working capital currently available to us will be sufficient to meet our present financial requirements, including planned capital expenditures, scheduled lease payments and debt service obligations for at least the next 12 months.

Our total cash, cash equivalents and marketable securities decreased from $801.6 million as of December 31, 2024 to $750.9 million as of March 31, 2025, or by $50.7 million. At March 31, 2025, our total capital mix (measured as a ratio of total stockholder equity and total long-term debt, including current maturities) was 49.2% equity and 50.8% total long-term debt, compared to 47.4% equity and 52.6% total long-term debt at December 31, 2024. During the three months ended March 31, 2025, we repurchased 140,658 shares of our common stock for $13.7 million under a share repurchase program authorized by our Board of Directors.

As of both March 31, 2025, and December 31, 2024, we had $47.1 million in letters of credit and surety bonds outstanding with various banks and surety institutions. We had no restricted cash as of March 31, 2025, and December 31, 2024.

Sources and Uses of Cash

Cash Position and Liquidity. The following table provides a summary of the net cash provided by (used in) our operating, investing and financing activities for the three months ended March 31, 2025 and 2024, and our total cash and marketable securities positions as of March 31, 2025, and December 31, 2024 (in thousands):

	For the three months ended March 31,
	2025	2024	$ Change	% Change
Net cash provided by operating activities	$171,023	$157,648	$13,375	8.5%
Net cash used in investing activities	(66,109)	(554)	(65,555)	11,833.0%
Net cash used in financing activities	(153,303)	(125,392)	(27,911)	22.3%

	March 31,	December 31,
	2025	2024	$ Change	% Change
Cash and cash equivalents	$178,973	$227,362	$(48,389)	(21.3)%
Marketable securities	571,911	574,266	(2,355)	(0.4)%
Total	$750,884	$801,628	$(50,744)	(6.3)%

Cash Flows provided by Operating Activities

Our cash flows provided by operating activities was $171.0 million for the three months ended March 31, 2025, compared to $157.6 million for the three months ended March 31, 2024. Our operating cash flows are typically impacted by various factors including our net income, adjusted for non-cash expenses and gains such as depreciation expense, asset impairment charges, stock-based compensation expense and gains or losses on the disposal of assets; and timing of cash payments and cash receipts attributed to our various current asset and liability accounts, such as accounts receivable, inventory, accounts payable, accrued liabilities, deferred revenue and unbilled revenue.

The increase in our cash flow from operations for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was primarily due to an increase in income before income taxes for the three months ended March 31, 2025 compared the three months ended March 31, 2024, partially offset by the timing of cash payments on certain current liability accounts for the comparable periods.

Cash Flows used in Investing Activities

Our cash flows used in investing activities was $66.1 million for the three months ended March 31, 2025, compared to cash flows used in investing activities of $0.6 million for the three months ended March 31, 2024. Our investing cash flows are typically impacted by various factors including our capital expenditures, such as the acquisition of aircraft and spare engines; deposit payments and refunds of previously made deposits on new aircraft; purchase and sales of marketable securities; proceeds from the sale of assets; and timing of cash payments and cash receipts attributed to our various long-term asset and long-term liability accounts.

Excluding the purchase and sale of marketable securities, which results in the transfer of dollars between our investments in marketable securities and our cash accounts, our cash used in investing activities increased from $46.1 million for the three months ended March 31, 2024, to $68.4 million for the three months ended March 31, 2025. The increase in cash used in investing activities, excluding the transfer of dollars between our investments in marketable securities and our cash accounts, was primarily due to an increase of $35.5 million used in the acquisition of property and equipment for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. This was offset by a decrease in our cash used to acquire other long-term assets for the three months ended March 31, 2025.

Cash Flows used in Financing Activities

Our cash flows used in financing activities was $153.3 million for the three months ended March 31, 2025, compared to cash used in financing activities of $125.4 million for the three months ended March 31, 2024. Our financing cash flows are typically impacted by various factors including proceeds from issuance of debt, principal payments on debt obligations, repurchases of our common stock and payment of cash dividends.

The $27.9 million increase in cash used in financing activities for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was primarily due to an increase of $20.3 million in cash used for employee income taxes paid on vested equity awards in lieu of shares and an increase of $4.9 million in cash used to purchase treasury stock during the three months ended March 31, 2025, compared to the three months ended March 31, 2024.

Significant Commitments and Obligations

General

See Note 7, “Leases, Commitments, Guarantees and Contingencies,” to the condensed consolidated financial statements for our commitments and obligations for each of the next five years and thereafter.

Purchase Commitments and Options

As of March 31, 2025, we had a firm purchase commitment for 16 new E175 aircraft from Embraer with delivery dates anticipated into 2026. We also had a firm purchase commitment to purchase 12 used CRJ900 airframes with anticipated delivery dates in 2025.

At the time of each aircraft acquisition, we evaluate the financing alternatives available to us, and select one or more of these methods to fund the acquisition. In recent years, we have issued long-term debt to finance our new aircraft. At present, we intend to fund our aircraft purchase commitments through a combination of cash on hand and debt financing. Based on current market conditions and discussions with prospective leasing organizations and financial institutions, we currently believe that we will be able to obtain financing for our committed acquisitions, as well as additional aircraft. We intend to finance the firm purchase commitment for 16 E175 aircraft with approximately 75-85% debt and the remaining balance with cash. We intend to use cash to purchase the 12 used CRJ900 airframes.

Aircraft Lease and Facility Obligations

We also have long-term lease obligations, primarily relating to our facilities, aircraft and engines. Excluding aircraft financed by our major airline partners that we operate for them under contract, we had eight aircraft under lease with remaining terms ranging from four years to five years as of March 31, 2025. These eight leased aircraft are subleased to a third party. Future minimum lease payments due under all long-term operating leases were approximately $123.9 million at March 31, 2025. Assuming a 6.2% discount rate, which is the average incremental borrowing rate we anticipate we would have incurred on debt obtained over a similar term to acquire these assets, the present value of these lease obligations would have been equal to approximately $83.7 million at March 31, 2025.

Long-term Debt Obligations

As of March 31, 2025, we had $2.6 billion of long-term debt, which consisted of $2.4 billion of debt used to finance aircraft and spare engines and $200.6 million of unsecured debt payable to the U.S. Department of the Treasury (“Treasury”). The average effective interest rate on our debt obligations was approximately 4.3% at March 31, 2025.

Under our capacity purchase agreements, our major airline partners compensate us for our costs of the aircraft on a monthly basis. The aircraft compensation structure varies by agreement, but is intended to cover either our aircraft principal and interest debt service costs, our aircraft depreciation and interest expense or our aircraft lease expense costs while the aircraft is under contract.

Guarantees

We have guaranteed the obligations of SkyWest Airlines under the United Express Agreement and the Delta Connection Agreement for the E175 aircraft. In addition, we have guaranteed certain other obligations under our aircraft financing and leasing agreements.

We have guaranteed $24.0 million in promissory notes of third parties in event the third parties default on their payments. The third parties’ loans are secured by aircraft and engines.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

In the past, we have not experienced sustained material difficulties with fuel availability, and we currently expect to be able to obtain fuel at prevailing prices in quantities sufficient to meet our future needs. Pursuant to our contract flying agreements, United, Delta, American and Alaska have agreed to bear the economic risk of fuel price fluctuations on our contracted flights. We bear the economic risk of fuel price fluctuations on our prorate and SWC operations. For the three months ended March 31, 2025, approximately 14.3% of our total flying agreements revenue was derived from prorate agreements and SWC. For the three months ended March 31, 2025, the average price per gallon of aircraft fuel was $3.03. For illustrative purposes only, we have estimated the impact of the market risk of fuel price fluctuations on our prorate and SWC operations using a hypothetical increase of 25% in the price per gallon we purchase. Based on this hypothetical assumption, we would have incurred an additional $6.1 million in fuel expense for the three months ended March 31, 2025.

Interest Rates

As of March 31, 2025, our long-term debt had fixed interest rates. We currently intend to finance the acquisition of aircraft through long-term debt. Changes in interest rates may impact our actual cost to acquire future aircraft. To the extent we place new aircraft in service under our capacity purchase agreements with United, Delta, American, Alaska or other carriers, our capacity purchase agreements currently provide that reimbursement rates will be adjusted to reflect the interest rates effective at the closing of the respective aircraft financing. As such, a hypothetical 50 basis point change in market interest rates would not have a material effect on our financial results. Our unsecured debt payable to the Treasury of $200.6 million had a fixed interest rate of 1.0% as of March 31, 2025. The interest rate under these unsecured loans is scheduled to increase to the applicable SOFR rate plus 2.0% upon the fifth anniversary of each disbursement. We received disbursements under these unsecured loans from April 2020 through April 2021. We use the effective interest rate method to record interest expense assuming the unsecured loans are outstanding for the full 10-year term.

Labor and Inflation Risk

The global economy has experienced, and continues to experience high rates of inflation. We cannot predict how long these inflationary pressures will continue, or how they may change over time, but we expect to see continued impacts on the global economy and our Company.

As a result, our costs have become, and we expect they will continue to be, subject to inflationary pressures, and we may not be able to fully offset such higher costs through price increases under our capacity purchase agreements. Salaries, wages and benefits expense represented 46.6% of our total operating expense for the three months ended March 31, 2025. For illustrative purposes, a hypothetical increase of 25% to our salaries, wages and benefits during the three months ended March 31, 2025, would have increased our operating expenses by approximately $94.3 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, accurately and within the time periods specified in the rules and forms of the SEC. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of March 31, 2025, those controls and procedures were effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

During the three months ended March 31, 2025, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities. As of March 31, 2025, our management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on our financial position, liquidity or results of operations.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, and in our other filings with the SEC, which factors could materially affect our business, financial condition and results of operations. The risks described in our reports filed with the SEC are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has adopted stock repurchase programs which authorize us to repurchase shares of our common stock in the public market or in private transactions, from time to time, at prevailing prices. Our stock repurchase program adopted in May 2023 authorized the repurchase of up to $250.0 million of our common stock. The following table summarizes the repurchases under our stock purchase program during the three months ended March 31, 2025:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in Thousands)
January 1, 2025 - January 31, 2025	8,973	$110.72	8,973	$46,605
February 1, 2025 - February 28, 2025	66,991	$103.49	66,991	$39,673
March 1, 2025 - March 31, 2025	64,694	$88.98	64,694	$33,917
Total	140,658	$97.27	140,658	$33,917

(1)	In May 2023, our Board of Directors approved a stock purchase program, which superseded our prior repurchase program and authorized us to repurchase up to $250.0 million of our common stock. Purchases are made at management’s discretion based on market conditions and financial resources. As of March 31, 2025, we had repurchased 4,967,958 shares of our common stock for $216.1 million and had $33.9 million remaining availability under the May 2023 authorization.

ITEM 5.  OTHER INFORMATION

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, to be signed on its behalf by the undersigned, thereunto duly authorized, on April 25, 2025.

SKYWEST, INC.

By	/s/ Robert J. Simmons
Robert J. Simmons
Chief Financial Officer