Form 10-Q
period 2025-06-30
SKYWEST INC
filed 2025-07-25
CIK 793733

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 18, 2025
Common stock, no par value	40,378,254

SKYWEST, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

ASSETS

	June 30,	December 31,
	2025	2024
CURRENT ASSETS:
Cash and cash equivalents	$48,330	$227,362
Marketable securities	678,691	574,266
Receivables, net	151,672	122,778
Inventories, net	145,741	139,002
Other current assets	37,089	53,659
Total current assets	1,061,523	1,117,067

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	9,006,084	8,774,570
Deposits on aircraft	85,000	65,612
Buildings, ground equipment and other	305,142	292,682
Total property and equipment, gross	9,396,226	9,132,864
Less-accumulated depreciation and amortization	(3,714,878)	(3,545,456)
Total property and equipment, net	5,681,348	5,587,408

OTHER ASSETS:
Operating lease right-of-use assets	79,873	87,731
Long-term receivables and other assets	351,339	347,661
Total other assets	431,212	435,392
Total assets	$7,174,083	$7,139,867

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (continued)

(Dollars in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2025	2024
CURRENT LIABILITIES:
Current maturities of long-term debt	$490,536	$535,589
Accounts payable and accrued liabilities	556,805	527,351
Accrued salaries, wages and benefits	220,815	226,770
Current maturities of operating lease liabilities	20,071	20,467
Taxes other than income taxes	22,553	22,581
Other current liabilities	146,895	96,833
Total current liabilities	1,457,675	1,429,591

LONG-TERM DEBT, net of current maturities	2,006,034	2,136,786

DEFERRED INCOME TAXES PAYABLE	838,041	787,968

NONCURRENT OPERATING LEASE LIABILITIES	59,802	67,264

OTHER LONG-TERM LIABILITIES	230,111	309,477

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 84,256,840 and 83,638,680 shares issued as of June 30, 2025, and December 31, 2024, respectively	788,280	777,090
Retained earnings	2,814,993	2,594,173
Treasury stock, at cost, 43,886,565 and 43,310,324 shares as of June 30, 2025, and December 31, 2024, respectively	(1,020,870)	(962,650)
Accumulated other comprehensive income	17	168
Total stockholders’ equity	2,582,420	2,408,781
Total liabilities and stockholders’ equity	$7,174,083	$7,139,867

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
OPERATING REVENUES:
Flying agreements	$987,511	$838,170	$1,903,505	$1,616,459
Lease, airport services and other	47,716	28,948	80,177	54,273
Total operating revenues	1,035,227	867,118	1,983,682	1,670,732
OPERATING EXPENSES:
Salaries, wages and benefits	390,243	355,005	767,554	706,004
Aircraft maintenance, materials and repairs	238,885	183,267	447,985	328,682
Depreciation and amortization	90,150	96,814	179,596	192,684
Airport-related expenses	27,116	17,535	54,939	38,423
Aircraft fuel	27,459	21,328	51,947	42,492
Other operating expenses	91,246	73,529	172,156	143,301
Total operating expenses	865,099	747,478	1,674,177	1,451,586
OPERATING INCOME	170,128	119,640	309,505	219,146
OTHER INCOME (EXPENSE):
Interest income	11,050	12,040	21,136	23,666
Interest expense	(26,566)	(28,966)	(53,684)	(58,795)
Other income (expense), net	8,504	(548)	6,877	(1,676)
Total other expense, net	(7,012)	(17,474)	(25,671)	(36,805)
INCOME BEFORE INCOME TAXES	163,116	102,166	283,834	182,341
PROVISION FOR INCOME TAXES	42,847	26,588	63,014	46,465
NET INCOME	$120,269	$75,578	$220,820	$135,876

BASIC EARNINGS PER SHARE	$2.98	$1.88	$5.46	$3.38
DILUTED EARNINGS PER SHARE	$2.91	$1.82	$5.32	$3.28
Weighted average common shares:
Basic	40,416	40,179	40,453	40,239
Diluted	41,351	41,431	41,475	41,462

COMPREHENSIVE INCOME:
Net income	$120,269	$75,578	$220,820	$135,876
Net unrealized depreciation on marketable securities, net of taxes	(76)	(660)	(151)	(833)
TOTAL COMPREHENSIVE INCOME	$120,193	$74,918	$220,669	$135,043

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

						Accumulated
						Other
	Common Stock		Retained	Treasury Stock		Comprehensive
	Shares	Amount	Earnings	Shares	Amount	Income	Total
Balance at December 31, 2024	83,639	$777,090	$2,594,173	(43,310)	$(962,650)	$168	$2,408,781
Net income	—	—	100,551	—	—	—	100,551
Vested employee stock awards	598	—	—	—	—	—	—
Employee income tax paid on vested equity awards	—	—	—	(240)	(27,242)	—	(27,242)
Sale of common stock under employee stock purchase plan	14	1,293	—	—	—	—	1,293
Stock based compensation expense	—	4,665	—	—	—	—	4,665
Treasury stock purchases	—	—	—	(141)	(13,682)	—	(13,682)
Net unrealized depreciation on marketable securities, net of tax of $23	—	—	—	—	—	(75)	(75)
Balance at March 31, 2025	84,251	$783,048	$2,694,724	(43,691)	$(1,003,574)	$93	$2,474,291
Net income	—	—	120,269	—	—	—	120,269
Stock grants to Company directors	6	—	—	—	—	—	—
Stock based compensation expense	—	5,232	—	—	—	—	5,232
Treasury stock purchases	—	—	—	(195)	(17,296)	—	(17,296)
Net unrealized depreciation on marketable securities, net of tax of $26	—	—	—	—	—	(76)	(76)
Balance at June 30, 2025	84,257	$788,280	$2,814,993	(43,886)	$(1,020,870)	$17	$2,582,420

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

						Accumulated
						Other
	Common Stock		Retained	Treasury Stock		Comprehensive
	Shares	Amount	Earnings	Shares	Amount	Income (Loss)	Total
Balance at December 31, 2023	82,840	$754,362	$2,271,211	(42,615)	$(912,396)	$325	$2,113,502
Net income	—	—	60,298	—	—	—	60,298
Vested employee stock awards	269	—	—	—	—	—	—
Employee income tax paid on vested equity awards	—	—	—	(117)	(6,930)	—	(6,930)
Sale of common stock under employee stock purchase plan	29	1,446	—	—	—	—	1,446
Stock based compensation expense	—	5,510	—	—	—	—	5,510
Treasury stock purchases	—	—	—	(136)	(8,750)	—	(8,750)
Net unrealized depreciation on marketable securities, net of tax of $56	—	—	—	—	—	(173)	(173)
Balance at March 31, 2024	83,138	$761,318	$2,331,509	(42,868)	$(928,076)	$152	$2,164,903
Net income	—	—	75,578	—	—	—	75,578
Stock grants to Company directors	1	—	—	—	—	—	—
Stock based compensation expense	—	4,812	—	—	—	—	4,812
Treasury stock purchases	—	—	—	(177)	(13,453)	—	(13,453)
Net unrealized depreciation on marketable securities, net of tax of $212	—	—	—	—	—	(660)	(660)
Balance at June 30, 2024	83,139	$766,130	$2,407,087	(43,045)	$(941,529)	$(508)	$2,231,180

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands)

	Six months ended
	June 30,
	2025	2024
NET CASH PROVIDED BY OPERATING ACTIVITIES	$428,083	$322,962

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(751,545)	(722,347)
Sales of marketable securities	646,969	715,951
Acquisition of property and equipment:
Aircraft and rotable spare parts	(227,832)	(46,833)
Buildings and ground equipment	(13,986)	(10,180)
Proceeds from the sale of property and equipment	3,823	2,958
Deposits on aircraft	(31,078)	—
Decrease (increase) in other assets, net	991	(15,542)
NET CASH USED IN INVESTING ACTIVITIES	(372,658)	(75,993)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	47,099	—
Principal payments on long-term debt	(224,437)	(225,799)
Payment of debt issuance cost	(192)	—
Net proceeds from issuance of common stock	1,293	1,446
Employee income tax paid on vested equity awards	(27,242)	(6,930)
Purchase of treasury stock	(30,978)	(22,203)
NET CASH USED IN FINANCING ACTIVITIES	(234,457)	(253,486)

Decrease in cash and cash equivalents	(179,032)	(6,517)
Cash and cash equivalents at beginning of period	227,362	148,277
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$48,330	$141,760

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Acquisition of property and equipment	$16,571	$28,244
Cash paid during the period for:
Interest, net of capitalized amounts	$53,311	$58,801
Income taxes, net of refunds	$9,090	$14,268

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated financial statements of SkyWest, Inc. (“SkyWest” or the “Company”), its operating subsidiary SkyWest Airlines, Inc. (“SkyWest Airlines”), its leasing subsidiary SkyWest Leasing, Inc. (“SkyWest Leasing”) and its charter service subsidiary SkyWest Charter, LLC (“SWC”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The results of operations for the three and six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

(2) Operating Revenues

The Company recognizes revenue under its flying agreements and under its lease, airport services and other service agreements when the service is provided under the applicable agreement. Under the Company’s fixed-fee agreements (referred to as “capacity purchase” agreements) with United Airlines, Inc. (“United”), Delta Air Lines, Inc. (“Delta”), American Airlines, Inc. (“American”) and Alaska Airlines, Inc. (“Alaska”) (each, a “major airline partner”), the major airline partner generally pays the Company a fixed-fee for each departure, flight hour (measured from takeoff to landing, excluding taxi time) or block hour (measured from takeoff to landing, including taxi time) incurred, and an amount per aircraft in service each month, with additional incentives based on flight completion, on-time performance or other performance metrics. The major airline partner also directly pays for or reimburses the Company for certain direct expenses incurred under the capacity purchase agreement, such as fuel, airport landing fees and airport rents. Under the capacity purchase agreements, the Company’s performance obligation is met when each flight is completed, measured in completed block hours, and is reflected in flying agreements revenue. The transaction price for the capacity purchase agreements is determined from the fixed-fee consideration, incentive consideration and directly reimbursed expenses earned as flights are completed over the agreement term. For the six months ended June 30, 2025 and 2024, capacity purchase agreements represented approximately 85.5% and 87.1% of the Company’s flying agreements revenue, respectively.

Under the Company’s “prorate” agreements, the major airline partner and the Company negotiate a passenger fare proration formula, pursuant to which the Company receives a percentage of the ticket revenues for those passengers traveling for one portion of their trip on a Company airline and the other portion of their trip on the major airline partner. Under the Company’s prorate agreements, the performance obligation is met and revenue is recognized when each flight is completed based upon the portion of the prorate passenger fare the Company determines that it will receive for each completed flight. The transaction price for the prorate agreements is determined from the proration formula derived from each passenger ticket amount on each completed flight over the agreement term. Certain routes under the Company’s prorate agreements are subsidized by the U.S. Department of Transportation under the Essential Air Service (“EAS”) program, a program created to ensure small communities in the United States maintain a minimum level of scheduled air service. The EAS contracts are generally between two and three years in duration and the Company recognizes EAS revenue on a per-completed-flight basis pursuant to the terms of each contract. In the event the Company receives upfront consideration for an EAS contract, the Company recognizes the revenue on a per-completed flight basis over the EAS contract term. Under the Company’s charter operations, SWC, the Company negotiates a fare for the charter flight with the customer. The performance obligation is met and revenue is recognized upon completion of the flight. For the six months ended June 30, 2025 and 2024, prorate agreements and SWC revenue represented approximately 14.5% and 12.9% of the Company’s flying agreements revenue, respectively.

The following table represents the Company’s flying agreements revenue by type for the three and six months ended June 30, 2025 and 2024 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Capacity purchase agreements flight operations revenue (non-lease component)	$682,948	$595,127	$1,322,101	$1,139,287
Capacity purchase agreements fixed aircraft lease revenue	104,220	75,131	215,208	150,290
Capacity purchase agreements variable aircraft lease revenue	54,898	60,841	89,937	118,727
Prorate agreements and SWC revenue	145,445	107,071	276,259	208,155
Flying agreements revenue	$987,511	$838,170	$1,903,505	$1,616,459

The Company allocates the total consideration received under its capacity purchase agreements between lease and non-lease components based on stand-alone selling prices. A portion of the Company’s compensation under its capacity purchase agreements relates to operating the aircraft, identified as the non-lease component of the capacity purchase agreement. The Company recognizes revenue attributed to the non-lease component received as fixed-fees for each departure, flight hour or block hour on an as-completed basis for each reporting period. The Company recognizes revenue attributed to the non-lease component received as fixed monthly payments per aircraft proportionate to the number of block hours completed during each reporting period, relative to the estimated number of block hours the Company anticipates completing over the remaining contract term. Accordingly, the Company’s revenue recognition will likely vary from the timing of cash receipts under the Company’s capacity purchase agreements. The Company refers to cash received under its capacity purchase agreements prior to recognizing revenue as “deferred revenue,” and the Company refers to revenue recognized prior to billing its major airline partners under its capacity purchase agreements as “unbilled revenue” for each reporting period. During the six months ended June 30, 2025, the Company recognized $21.3 million of previously deferred revenue associated with the non-lease fixed monthly payments under certain agreements and increased unbilled revenue by $5.7 million under certain other agreements, compared to recognizing $6.0 million of previously deferred revenue and decreasing unbilled revenue by $0.6 million during the six months ended June 30, 2024.

A portion of the Company’s compensation under its capacity purchase agreements is designed to reimburse the Company for certain aircraft ownership costs. The consideration for aircraft ownership costs varies by agreement but is intended to cover either the Company’s aircraft principal and interest debt service costs, its aircraft depreciation and interest expense or its aircraft lease expense costs while the aircraft is under contract. The consideration received for the use of the aircraft under the Company’s capacity purchase agreements is accounted for as lease revenue, inasmuch as the agreements identify the “right of use” of a specific type and number of aircraft over a stated period of time. The lease revenue associated with the Company’s capacity purchase agreements is accounted for as an operating lease and is reflected as flying agreements revenue on the Company’s consolidated statements of comprehensive income. The Company recognizes fixed monthly lease payments as lease revenue using the straight-line basis over the capacity purchase agreement term and variable lease payments in the period when the block hours are completed. The Company recognized $6.0 million of previously deferred lease revenue and increased unbilled lease revenue by $2.9 million during the six months ended June 30, 2025, whereas the Company recognized $1.0 million of deferred lease revenue during the six months ended June 30, 2024, under the straight-line basis. The Company has not separately stated aircraft rental income and aircraft rental expense in the consolidated statement of comprehensive income because the use of the aircraft is not a separate activity of the total service provided under the capacity purchase agreements.

The Company’s total deferred revenue balance as of June 30, 2025 was $309.1 million, including $105.1 million in other current liabilities and $204.0 million in other long-term liabilities. The Company’s unbilled revenue balance was $22.6 million as of June 30, 2025, including $1.1 million in other current assets and $21.5 million in other long-term assets. The Company’s total deferred revenue balance was $337.5 million as of December 31, 2024, including $54.8 million in other current liabilities and $282.7 million in other long-term liabilities. The Company’s unbilled revenue balance was $15.1 million as of December 31, 2024, including $1.1 million in other current assets and $14.0 million in other long-term assets.

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

As of June 30, 2025, the Company had 502 aircraft in scheduled service or under contract pursuant to code-share agreements. The Company’s fleet includes Embraer E175 regional jet aircraft (“E175”), Canadair CRJ900 regional jet aircraft (“CRJ900”), Canadair CRJ700 regional jet aircraft (“CRJ700”), including a 50-seat configuration of the CRJ700 aircraft, commonly referred to as a “CRJ550,” and Canadair CRJ200 regional jet aircraft (“CRJ200”). The following table summarizes the significant provisions of each code-share agreement the Company has with each major airline partner through SkyWest Airlines:

United Express Agreements
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
United Express Agreements	• E175	116	Individual aircraft have scheduled
(capacity purchase agreements)	• CRJ700/CRJ550	33	removal dates under the agreement
	• CRJ200	50	between 2025 and 2033

United Express Prorate Agreement	• CRJ200	30*	Terminable with 120-day notice
Total under United Express Agreements		229

Delta Connection Agreements
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
Delta Connection Agreement	• E175	87	Individual aircraft have scheduled
(capacity purchase agreement)	• CRJ900	35	removal dates under the agreement
	• CRJ700	5	between 2025 and 2034

Delta Connection Prorate Agreement	• CRJ700/CRJ550	15*	Terminable with 30-day notice
Total under Delta Connection Agreements		142

American Agreements
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
American Agreement	• E175	20	Individual aircraft have scheduled
(capacity purchase agreement)	• CRJ700	68	removal dates under the agreement
			between 2027 and 2032

American Prorate Agreement	• CRJ900	1*	Terminable with 180-day notice
Total under American Agreements		89

Alaska Agreement
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
Alaska Agreement	• E175	42	Individual aircraft have scheduled
(capacity purchase agreement)			removal dates under the agreement
			between 2030 and 2034
*	The Company’s prorate agreements are based on specific routes, not a specific aircraft count. The number of aircraft listed above for each prorate agreement approximates the number of aircraft the Company uses to serve the prorate routes.

In addition to the contractual agreements described above, as of June 30, 2025, SkyWest Airlines reached agreements with certain major airline partners to place additional aircraft under capacity purchase agreements as summarized below. The Company is coordinating with its major airline partners to optimize the timing of upcoming fleet deliveries and the delivery timing referenced below is subject to change.

●	Capacity purchase agreement with United for 13 new E175 aircraft. Five new E175 aircraft are currently scheduled for delivery in the second half of 2025 and eight new E175 aircraft are scheduled for delivery in 2026. The Company anticipates financing the aircraft through debt.
●	Capacity purchase agreement with Alaska for one new E175 aircraft. The delivery date for the new E175 aircraft is currently scheduled for the second half of 2025. The Company anticipates financing the aircraft through debt.
●	Capacity purchase agreement with Delta for 16 new E175 aircraft. 10 new E175 aircraft are currently scheduled for delivery in 2027 and six new E175 aircraft are scheduled for delivery in 2028. The Company anticipates financing the aircraft through debt.
●	Capacity purchase agreements with United for 32 CRJ550 aircraft that are anticipated to be placed into service in 2025 through the end of 2026. Pursuant to these agreements, the Company is in the process of converting its CRJ700s to CRJ550s.

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

Lease, airport services and other revenues primarily consist of revenue generated from aircraft and spare engines leased to third parties, maintenance services provided to third parties and airport customer service agreements, such as gate and ramp agent services at various airports where the Company has been contracted by third parties to provide such services. The following table represents the Company’s lease, airport services and other revenues for the three and six months ended June 30, 2025 and 2024 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Operating lease fixed revenue	$16,697	$14,071	$32,762	$25,670
Operating lease variable revenue	8,526	8,045	15,535	13,114
Airport customer service and other revenue	22,493	6,832	31,880	15,489
Lease, airport services and other	$47,716	$28,948	$80,177	$54,273

The following table summarizes future minimum rental income under operating leases primarily related to leased aircraft and engines that had remaining non-cancelable lease terms as of June 30, 2025 (in thousands):

July 2025 through December 2025	$23,040
2026	41,053
2027	38,697
2028	37,818
2029	36,296
Thereafter	21,218
Total future minimum rental income under operating leases	$198,122

Of the Company’s $5.7 billion of property and equipment, net of accumulated depreciation, as of June 30, 2025, $217.7 million of regional jet aircraft and spare engines were leased to third parties under operating leases. The Company’s mitigation strategy for the residual asset risks of these assets includes leasing aircraft and engine types that can be operated by the Company in the event of a default. Additionally, the operating leases typically have specified lease return condition requirements paid by the lessee to the Company and the Company typically maintains inspection rights under the leases.

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

Allowance for Credit Losses

The Company has an allowance for credit losses associated with its accounts receivable, notes receivable and third-party debt guarantees. The Company monitors publicly available credit ratings for entities for which the Company has a significant receivable balance or guarantee. As of June 30, 2025, the Company had gross receivables of $159.9 million in current assets and gross receivables of $231.8 million in other long-term assets. As of December 31, 2024, the Company had gross receivables of $125.9 million in current assets and gross receivables of $225.2 million in other long-term assets. The Company has established credit loss reserves based on publicly available historic default rates issued by a third party for companies with similar credit ratings, factoring in the amount and term of the Company’s respective accounts receivable, notes receivable or guarantees. During the six months ended June 30, 2025, the Company increased its credit loss reserve as a result of the Company’s assessment of higher credit risk of certain outstanding receivables.

The following table summarizes the changes in allowance for credit losses (in thousands):

Allowance for Credit Losses
Balance at December 31, 2024	$15,071
Adjustments to credit loss reserves	10,053
Write-offs charged against allowance	(63)
Balance at June 30, 2025	$25,061

(3) Capital Transactions

Stock-Based Compensation

During the six months ended June 30, 2025, the Company granted 25,359 restricted stock units and 59,165 performance shares to certain employees of the Company under the SkyWest, Inc. Amended and Restated 2019 Long-Term Incentive Plan. Both the restricted stock units and performance shares have a three-year vesting period, during which the recipient must remain employed with the Company. The number of performance shares awardable from the 2025 grants can range from 0% to 200% of the original amount granted depending on the Company’s performance over three one-year measurement periods against the pre-established targets. Upon vesting, each restricted stock unit and performance share will be replaced with one share of common stock. The weighted average fair value of these restricted stock units and performance shares on their date of grant was $118.96 per share.

Additionally, during the six months ended June 30, 2025, the Company granted 6,275 fully vested shares of common stock and 1,255 fully vested restricted stock units to the Company’s directors at a weighted average grant date fair value of $97.02.

The Company accounts for forfeitures of restricted stock units and performance shares when forfeitures occur. The estimated fair value of the restricted stock units and performance shares is amortized over the applicable vesting periods. Stock-based compensation expense for the performance shares is based on the Company’s anticipated outcome of achieving the performance metrics. During the six months ended June 30, 2025 and 2024, the Company recorded pre-tax stock-based compensation expense of $9.9 million and $10.3 million, respectively.

(4) Stock Repurchase

The Company’s Board of Directors (the “Board”) adopted a stock repurchase program in May 2023, which authorizes the Company to repurchase shares of the Company’s common stock in the public market or in private transactions, from time to time, at prevailing prices. Under the repurchase program, the Board initially authorized up to $250.0 million for the repurchase of the Company’s common stock. In May 2025, the Board approved a $250 million increase to the existing repurchase program. Following such increase, at June 30, 2025, $266.6 million remained available under the repurchase program.

During the six months ended June 30, 2025, the Company repurchased 335,843 shares of common stock for $31.0 million at a weighted average price per share of $92.24. During the six months ended June 30, 2024, the Company repurchased 313,381 shares of common stock for $22.1 million at a weighted average price per share of $70.44.

(5) Net Income Per Common Share

Basic net income per common share (“Basic EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income per common share. During the six months ended June 30, 2025 and 2024, 216,000 and 400,000 performance shares (at target performance) were excluded from the computation of Diluted EPS because the Company had not achieved the minimum target thresholds for these shares as of June 30, 2025 and 2024, respectively.

The calculation of the weighted average number of common shares outstanding for Basic EPS and Diluted EPS are as follows for the periods indicated (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Numerator:
Net income	$120,269	$75,578	$220,820	$135,876
Denominator:
Basic earnings per share weighted average shares	40,416	40,179	40,453	40,239
Dilution due to employee equity awards and warrants	935	1,252	1,022	1,223
Diluted earnings per share weighted average shares	41,351	41,431	41,475	41,462

Basic earnings per share	$2.98	$1.88	$5.46	$3.38
Diluted earnings per share	$2.91	$1.82	$5.32	$3.28

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

The following represents the Company’s segment data for the three-month periods ended June 30, 2025 and 2024 (in thousands). As required by the adoption of ASC 2023-07, “Segment Reporting (ASC Topic 280) – Improvements to Reportable Segment Disclosures,” the Company recast the segment disclosures for the three and six months ended June 30, 2024 to conform to the current year presentation.

	Three months ended June 30, 2025
	SkyWest Airlines	SkyWest
	and SWC	Leasing	Consolidated
Operating revenues	$869,336	$165,891	$1,035,227

Salaries, wages and benefits	389,578	665	390,243
Aircraft maintenance, materials and repairs	216,609	22,276	238,885
Depreciation and amortization	39,005	51,145	90,150
Interest expense	3,187	23,379	26,566
Other segment items(1)	130,696	(4,429)	126,267
Segment profit(2)	$90,261	$72,855	$163,116

Total assets (as of June 30, 2025)	$3,086,209	$4,087,874	$7,174,083
Capital expenditures (including non-cash)	$74,315	$65,158	$139,473

	Three months ended June 30, 2024
	SkyWest Airlines	SkyWest
	and SWC	Leasing	Consolidated
Operating revenues	$711,784	$155,334	$867,118

Salaries, wages and benefits	354,340	665	355,005
Aircraft maintenance, materials and repairs	175,562	7,705	183,267
Depreciation and amortization	37,004	59,810	96,814
Interest expense	3,255	25,711	28,966
Other segment items(1)	109,646	(8,746)	100,900
Segment profit(2)	$31,977	$70,189	$102,166

Total assets (as of June 30, 2024)	$2,644,446	$4,317,993	$6,962,439
Capital expenditures (including non-cash)	$40,907	$—	$40,907
(1)	Other segment items include aircraft fuel; airport related expenses; other operating expenses consisting primarily of property taxes, hull and liability insurance, simulator costs, crew per diem and crew hotel costs; aircraft rentals; interest income and other income (expense), net.
(2)	Segment profit is equal to income before income taxes. As a result of adopting ASC 2023-07 in 2024, the Company included interest income and other income (expense), net in the recast segment profit for each segment for the three months ended June 30, 2024, consistent with the presentation for the three months ended June 30, 2025.

	Six months ended June 30, 2025
	SkyWest Airlines	SkyWest
	and SWC	Leasing	Consolidated
Operating revenues	$1,670,987	$312,695	$1,983,682

Salaries, wages and benefits	766,224	1,330	767,554
Aircraft maintenance, materials and repairs	418,085	29,900	447,985
Depreciation and amortization	76,753	102,843	179,596
Interest expense	6,168	47,516	53,684
Other segment items(1)	259,226	(8,197)	251,029
Segment profit(2)	$144,531	$139,303	$283,834

Total assets (as of June 30, 2025)	$3,086,209	$4,087,874	$7,174,083
Capital expenditures (including non-cash)	$193,231	$65,158	$258,389

	Six months ended June 30, 2024
	SkyWest Airlines	SkyWest
	and SWC	Leasing	Consolidated
Operating revenues	$1,358,593	$312,139	$1,670,732

Salaries, wages and benefits	704,674	1,330	706,004
Aircraft maintenance, materials and repairs	316,652	12,030	328,682
Depreciation and amortization	73,112	119,572	192,684
Interest expense	6,731	52,064	58,795
Other segment items(1)	220,451	(18,225)	202,226
Segment profit(2)	$36,973	$145,368	$182,341

Total assets (as of June 30, 2024)	$2,644,446	$4,317,993	$6,962,439
Capital expenditures (including non-cash)	$85,257	$—	$85,257
(1)	Other segment items include aircraft fuel; airport related expenses; other operating expenses consisting primarily of property taxes, hull and liability insurance, simulator costs, crew per diem and crew hotel costs; aircraft rentals; interest income and other income (expense), net.
(2)	Segment profit is equal to income before income taxes. As a result of adopting ASC 2023-07 in 2024, the Company included interest income and other income (expense), net in the recast segment profit for each segment for the six months ended June 30, 2024, consistent with the presentation for the six months ended June 30, 2025.

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

Aircraft

As of June 30, 2025, excluding aircraft financed by the Company’s major airline partners that the Company operates for them under contract, the Company leased eight aircraft under long-term lease agreements with remaining terms ranging from four to five years. The Company is subleasing these eight aircraft to a third party.

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

Leases

As of June 30, 2025, the Company’s right-of-use assets were $79.9 million, the Company’s current maturities of operating lease liabilities were $20.1 million, and the Company’s noncurrent lease liabilities were $59.8 million. During the six months ended June 30, 2025, the Company paid $17.0 million under operating leases reflected as a reduction from operating cash flows.

The table below presents lease related terms and discount rates as of June 30, 2025:

Weighted-average remaining lease term for operating leases	11.0 years
Weighted-average discount rate for operating leases	6.3%

The Company’s lease costs for the three and six months ended June 30, 2025 and 2024 included the following components (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Operating lease cost	$8,946	$6,658	$17,196	$13,917
Variable and short-term lease cost	639	543	1,128	1,576
Sublease income	(1,004)	(1,268)	(2,119)	(2,514)
Total lease cost	$8,581	$5,933	$16,205	$12,979

As of June 30, 2025, the Company leased aircraft, airport facilities, office space and other property and equipment under non-cancelable operating leases, which are generally on a long-term, triple-net lease basis pursuant to which the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. The Company expects that, in the normal course of business, such operating leases that expire will be renewed or replaced by other leases.

As of June 30, 2025, the Company had a firm purchase commitment for 74 E175 aircraft from Embraer with anticipated delivery dates through 2032, including a purchase agreement the Company entered into with Embraer during the second quarter of 2025. Under this commitment, the Company expects to purchase and place into service 13 E175 aircraft with United, one E175 aircraft with Alaska and 16 E175 aircraft with Delta. Additionally, the Company has secured delivery positions for 44 additional E175 aircraft from 2028 through 2032. The Company also had a purchase agreement to acquire 21 used CRJ900 airframes with anticipated closing dates in 2025.

The following table summarizes the Company’s commitments and obligations for future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms as of June 30, 2025, firm aircraft and spare engine commitments, interest commitments and principal maturities on long-term debt as noted for each of the next five years and thereafter (in thousands):

	Total	Jul - Dec 2025	2026	2027	2028	2029	Thereafter
Operating lease payments for aircraft and facility obligations	$118,743	$10,479	$19,009	$16,149	$10,857	$9,140	$53,109
Firm aircraft and spare engine commitments	2,434,032	206,791	229,169	323,267	329,050	309,213	1,036,542
Interest commitments	378,901	52,465	89,342	66,074	49,244	36,917	84,859
Principal maturities on long-term debt	2,514,645	266,934	535,083	490,204	320,265	216,724	685,435
Total commitments and obligations	$5,446,321	$536,669	$872,603	$895,694	$709,416	$571,994	$1,859,945

In addition to the table above, in 2024, the Company entered into a master equipment purchase agreement with another airline to acquire certain airframes and engines and lease the assets back to the airline under a five-year term. The Company accounted for the transaction as a failed sale-leaseback in accordance with ASC 842 as the criteria for a sale were not met. At June 30, 2025, the Company estimated the remaining financing obligation under the agreement will be between $50.0 million and $60.0 million and anticipated closing on the remaining financings through 2026.

Guarantees

In 2022, the Company agreed to guarantee $19.8 million of debt for a 14 CFR Part 135 air carrier. The debt is secured by the Part 135 air carrier’s aircraft and engines and has a five-year term. In exchange for providing the guarantee, the Company received 6.5% of the guaranteed amount as consideration, payable in the estimated value of common stock of the Part 135 air carrier, all of which was sold in 2023. The balance of the debt under the guarantee was $13.3 million as of June 30, 2025.

In 2023, the Company agreed to guarantee up to $12.0 million of debt for an aviation school. The debt was secured by the school’s aircraft and engines and had a five-year term. In exchange for providing the guarantee, the Company received 2.0% of the guaranteed amount annually as consideration in cash. In June 2025, the aviation school fully repaid the debt under the guarantee agreement. As a result, the Company was no longer a guarantor at June 30, 2025.

The purpose of these guarantees is to help reduce the financing costs of aircraft for the third parties in an effort to increase the potential number of commercial pilots in the Company’s hiring pipeline. The Company also recorded the estimated credit loss associated with the guarantees based on publicly available historical default rates issued by a third party for companies with similar credit ratings, factoring the collateral and guarantee term.

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

As of June 30, 2025, and December 31, 2024, the Company held certain assets that are required to be measured at fair value on a recurring basis. Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of June 30, 2025
	Total	Level 1	Level 2	Level 3
Marketable Securities
Bonds and bond funds	$315,597	$—	$315,597	$—
Commercial paper	363,094	—	363,094	—
	678,691	—	678,691	—
Investments in Other Companies	10,290	—	—	10,290
Cash and Cash Equivalents	48,330	48,330	—	—
Total Assets Measured at Fair Value	$737,311	$48,330	$678,691	$10,290

	Fair Value Measurements as of December 31, 2024
	Total	Level 1	Level 2	Level 3
Marketable Securities
Bonds and bond funds	$462,333	$—	$462,333	$—
Commercial paper	111,933	—	111,933	—
	574,266	—	574,266	—
Investments in Other Companies	8,160	—	—	8,160
Cash and Cash Equivalents	227,362	227,362	—	—
Total Assets Measured at Fair Value	$809,788	$227,362	$574,266	$8,160

The Company’s “Marketable Securities” classified as Level 2 securities primarily utilize broker quotes in a non-active market for valuation of these securities. See Note 10 “Investments in Other Companies” regarding the Company’s investments in other companies for the six months ended June 30, 2025.

The Company did not make any significant transfers of securities between Level 1, Level 2 and Level 3 during the six months ended June 30, 2025. The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

As of June 30, 2025, and December 31, 2024, the Company classified $678.7 million and $574.3 million of marketable securities, respectively, as short-term because it had the intent to maintain a liquid portfolio and the ability to redeem the securities within one year. At the time of sale, any realized appreciation or depreciation, calculated by the specific identification method, is recognized in other income (expense), net. As of June 30, 2025, and December 31, 2024, the cost of the Company’s marketable securities was $678.7 million and $574.0 million, respectively.

(9) Long-term Debt

Long-term debt consisted of the following as of June 30, 2025, and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Current portion of long-term debt	$493,874	$539,061
Current portion of unamortized debt issue cost, net	(3,338)	(3,472)
Current portion of long-term debt, net of debt issue costs	$490,536	$535,589

Long-term debt, net of current maturities	$2,020,771	$2,153,558
Long-term portion of unamortized debt issue cost, net	(14,737)	(16,772)
Long-term debt, net of current maturities and debt issue costs	$2,006,034	$2,136,786

Total long-term debt (including current portion)	$2,514,645	$2,692,619
Total unamortized debt issue cost, net	(18,075)	(20,244)
Total long-term debt, net of debt issue costs	$2,496,570	$2,672,375

As of June 30, 2025, the Company had $2.5 billion of total long-term debt, which consisted of $2.3 billion of debt used to finance aircraft and spare engines and $200.6 million of unsecured debt payable to the U.S. Department of the Treasury (“Treasury”). As of June 30, 2025, $138.6 million of the debt payable to Treasury had a fixed annual interest rate of 1% and $62.0 million had a variable interest rate of the Secured Overnight Financing Rate ("SOFR") plus 2.0%. The interest rate under the $138.6 million unsecured loans is scheduled to increase to the applicable SOFR rate plus 2.0% upon the fifth anniversary of each disbursement. The Company received disbursements under these unsecured loans from July 2020 through April 2021. The average effective interest rate on the Company’s debt was approximately 4.3% at June 30, 2025.

During the six months ended June 30, 2025, the Company took delivery of two new E175 aircraft that the Company financed through $47.1 million of long-term debt. The debt associated with the two E175 aircraft has a 12-year term, is due in quarterly installments, and is secured by the E175 aircraft.

As of June 30, 2025 and December 31, 2024, the Company had $49.1 million and $47.1 million, respectively, in letters of credit and surety bonds outstanding with various banks and surety institutions.

As of June 30, 2025, SkyWest Airlines had a $100.0 million line of credit. The line of credit includes minimum liquidity and profitability covenants and is secured by certain assets. As of June 30, 2025, SkyWest Airlines had no amounts outstanding under the line of credit facility. However, at June 30, 2025, SkyWest Airlines had $25.0 million in letters of credit issued under the facility, which reduced the amount available under the facility to $75.0 million. The line of credit expires March 25, 2028 and has a variable interest rate of 3.5% plus the one month SOFR rate.

The Company’s debt agreements are not traded on an active market and are recorded at carrying value on the Company’s consolidated balance sheet. The fair value of the Company’s long-term debt is estimated based on current rates offered to the Company for similar debt. The fair value of debt is estimated using inputs classified as Level 2 within the fair value hierarchy. The carrying value and fair value of the Company’s long-term debt as of June 30, 2025 and December 31, 2024, were as follows (in thousands):

	June 30, 2025	December 31, 2024
Carrying value	$2,514,645	$2,692,619
Fair value	$2,457,771	$2,612,838

(10) Investments in Other Companies

Equity Method Investments

During 2019, the Company created a joint venture with Regional One, Inc. (“Regional One”) and, as of June 30, 2025, has invested a total of $26.6 million for a 75% ownership interest in Aero Engines, LLC. (“Aero Engines”). The primary purpose of Aero Engines is to lease engines to third parties. Aero Engines requires unanimous approval from the Company and Regional One for all material transactions. Although the Company determined Aero Engines is a variable interest entity, Aero Engines has no primary beneficiary as no one party has power over Aero Engines. Accordingly, the Company accounts for its investment in Aero Engines under the equity method. The Company’s exposure in its investment in Aero Engines primarily consists of the Company’s portion of income or loss from Aero Engines’ engine lease agreements with third parties and the Company’s ownership percentage in Aero Engines’ engines book value. Aero Engines had no debt outstanding as of June 30, 2025. As of June 30, 2025 and December 31, 2024, the Company’s investment balance in Aero Engines was $12.1 million and $23.9 million, respectively, and has been recorded in “Other Assets” on the Company’s consolidated balance sheet. During the six months ended June 30, 2025, the Company received a $12.0 million distribution from Aero Engines, which reduced the Company’s investment balance in Aero Engines from December 31, 2024. The Company’s portion of income generated by Aero Engines for the six months ended June 30, 2025, was $0.1 million, which is recorded in “Other income (expense), net” on the Company’s consolidated statements of comprehensive income.

In December 2023, the Company invested $9.9 million for a 9.9% ownership interest in Corporate Flight Management, Inc. d/b/a Contour Airlines (“Contour”), a 14 CFR Part 135 air carrier. In January 2024, the Company invested an additional $15.1 million in Contour. The Company has a 25% ownership interest in Contour at June 30, 2025 and holds one of five seats, or 20%, on Contour’s board of directors. The Contour arrangement also includes an asset provisioning agreement under which the Company will provide CRJ airframes, engines and rotable parts to Contour. The Company accounts for its investment in Contour under the equity method where the investment is reported at cost and adjusted each period for the Company’s share of Contour’s income or loss, recorded on a one quarter lag. For the six months ended June 30, 2025, the Company recorded income of $0.7 million, its portion of income generated by Contour, which was recorded in “Other income (expense), net” on the Company’s consolidated statements of comprehensive income. As of June 30, 2025, the Company’s investment balance in Contour of $22.2 million was recorded in “Other Assets” on the Company’s consolidated balance sheet. At June 30, 2025, the Company had $8.5 million in notes receivable from Contour related to the sale of aircraft under the asset provisioning agreement. The notes are secured by aircraft and collectible within four years.

The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable.

Fair Value Method Investment

In 2021, the Company entered into a strategic partnership with Eve Holding, Inc. (“Eve”), to develop a network of deployment for Eve’s electric vertical takeoff and landing aircraft.

In 2022, the Company acquired 1,000,000 shares of common stock of Eve and a warrant giving the Company the right to acquire 1,500,000 shares of common stock of Eve at an exercise price of $0.01 per share. The Company also received a put option from an Eve shareholder for the 1,000,000 shares of common stock of Eve payable in aircraft parts credits. The intent of the put option was to reduce the Company’s investment risk in Eve. The Company is restricted from selling the shares underlying the warrant until May 2025, and the warrant expires in May 2032. The Company acquired the shares of common stock, warrant and put option (collectively the “Eve Investments”) for $10.0 million. The Company evaluated the Eve Investments under ASC Topic 321, “Investments – Equity Securities” and ASC Topic 815,

“Derivatives and Hedging,” and recorded the Eve Investments based on their pro rata share of the consideration paid using the fair value of the Eve Investments on the acquisition date, with subsequent changes in the fair value reported in earnings. During the year ended December 31, 2023, the Company sold 600,411 shares of common stock of Eve, which concurrently forfeited 600,411 shares subject to the put option from the Eve shareholder. During the year ended December 31, 2024, the Company exercised the remainder of the put option and received aircraft parts credits in exchange for the 399,589 shares of common stock. At June 30, 2025, the Company’s only remaining investment in Eve was the warrant to acquire 1,500,000 shares of common stock of Eve.

The warrant was classified as Level 3 within the fair value hierarchy (“Eve Level 3 Investment”). The Company used the Black Scholes Option Pricing Model to determine the estimated fair market value of the Eve Level 3 Investment. The table below shows the reconciliation of the Eve Level 3 Investment (in thousands):

Eve Level 3 Investment:
Balance at December 31, 2024	$8,160
Unrealized gain	2,130
Balance at June 30, 2025	$10,290

During the six months ended June 30, 2025, the Company recorded an unrealized gain of $2.1 million in “Other income (expense), net” on the Company’s consolidated statements of comprehensive income related to the Eve Investments. During the six months ended June 30, 2024, the Company recognized a realized gain of $3.4 million from the exercise of the put option, a realized loss of $1.4 million from the forfeited shares of Eve common stock and unrealized losses of $7.4 million related to the Eve Investments that were recognized in “Other income (expense), net” on the Company’s consolidated statements of comprehensive income. As of June 30, 2025 and December 31, 2024, the fair value of the Eve Investments, which only consisted of the warrant, was $10.3 million and $8.2 million, respectively, and was recorded in “Other Assets” on the Company’s consolidated balance sheet.

(11) Income Taxes

The Company’s effective tax rate for the six months ended June 30, 2025 was 22.2%. The Company’s effective tax rate for the six months ended June 30, 2025 varied from the federal statutory rate of 21.0% primarily due to the provision for state income taxes and the impact of non-deductible expense, partially offset by a discrete tax benefit from additional tax deductions generated from employee equity awards that vested during the six months ended June 30, 2025.

The Company’s effective tax rate for the six months ended June 30, 2024 was 25.5%. The Company’s effective tax rate for the six months ended June 30, 2024 varied from the federal statutory rate of 21.0% primarily due to the provision for state income taxes and the impact of non-deductible expense, partially offset by a discrete tax benefit from additional tax deductions generated from employee equity awards that vested during the six months ended June 30, 2024.

(12) Legal Matters

The Company is subject to certain legal actions which it considers routine to its business activities. As of June 30, 2025, the Company’s management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents factors that had a material effect on the results of operations of SkyWest, Inc. (“SkyWest” “we” or “us”) during the three- and six-month periods ended June 30, 2025 and 2024. Also discussed is our financial condition as of June 30, 2025, and December 31, 2024. You should read this discussion in conjunction with our condensed consolidated financial statements for the three and six months ended June 30, 2025, including the notes thereto, appearing elsewhere in this Report. This discussion and analysis contains forward-looking statements. Please refer to the section of this Report entitled “Cautionary Statement Concerning Forward-Looking Statements” for discussion of uncertainties, risks and assumptions associated with these statements.

Cautionary Statement Concerning Forward-Looking Statements

Certain of the statements contained in this Report should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” “hope,” “likely,” and “continue” and similar terms used in connection with statements regarding our outlook, anticipated operations, the revenue environment, our contractual relationships, and our anticipated financial performance. These statements include, but are not limited to, statements about the continued demand for our product, the effect of economic conditions on SkyWest’s business, financial condition and results of operations, the timing of scheduled aircraft deliveries, fleet expansion and transition and anticipated fleet size for SkyWest in upcoming periods, expected production levels in future periods and associated staffing challenges, pilot attrition trends, SkyWest’s coordination with United Airlines, Inc. (“United”), Delta Air Lines, Inc. (“Delta”), American Airlines, Inc. (“American”) and Alaska Airlines, Inc. (“Alaska”) (each, a “major airline partner” and together, “major airline partners”) to optimize the delivery of aircraft under previously announced agreements and quickly placing new aircraft deliveries into service, the expected terms, timing and benefits related to SkyWest’s leasing, strategic partnership and joint venture transactions, SkyWest’s provision of assets to Corporate Flight Management, Inc. d/b/a Contour Airlines (“Contour”), scheduled flight service to smaller communities, increasing the utilization and efficiency of all fleet types as well as SkyWest’s future financial and operating results, plans, objectives, expectations, estimates, intentions and outlook, and other statements that are not historical facts. All forward-looking statements included in this Report are made as of the date hereof and are based on information available to SkyWest as of such date. SkyWest assumes no obligation to update any forward-looking statements unless required by law. Readers should note that many factors could affect the future operating and financial results of SkyWest and could cause actual results to vary materially from those expressed in forward-looking statements set forth in this Report. These factors include, but are not limited to the challenges of competing successfully in a highly competitive and rapidly changing industry; developments associated with fluctuations in the economy and the demand for air travel, including related to inflationary pressures, and related decreases in customer demand and spending; uncertainty regarding potential future outbreaks of infectious diseases or other health concerns, and the consequences of such outbreaks to the travel industry, including travel demand and travel behavior, and our major airline partners in general and the financial condition and operating results of SkyWest in particular; the prospects of entering into agreements with existing or other carriers to fly new aircraft; uncertainty regarding timing and performance of key third-party service providers; ongoing negotiations between SkyWest and its major airline partners regarding their contractual obligations; uncertainties regarding operation of new aircraft; the ability to attract and retain qualified pilots, including captains, and related staffing challenges; the impact of regulatory issues such as pilot rest rules and qualification requirements; the ability to obtain aircraft financing; the financial stability of SkyWest’s major airline partners and any potential impact of their financial condition on the operations of SkyWest; fluctuations in flight schedules, which are determined by the major airline partners for whom SkyWest conducts flight operations; variations in market and economic conditions; significant aircraft lease and debt commitments; estimated useful life of long-lived assets, residual aircraft values and related impairment charges; labor relations and costs; the impact of global instability; rapidly fluctuating fuel costs and potential fuel shortages; the impact of weather-related, natural disasters and other air safety incidents on air travel and airline costs; aircraft deliveries; uncertainty regarding ongoing international hostilities, including those between Russia and the Ukraine, Israel and Hamas, and Israel and Iran, and the related impacts on macroeconomic conditions and on the international operations of any of our major airline partners as a result of such conflicts; the availability of parts used in connection with maintenance and repairs of the aircraft; the availability of suitable replacement aircraft for aging aircraft; the impact of recently enacted and proposed U.S. tariffs on global economic conditions and the financial markets, passenger demand, the cost of aircraft parts and supplies sourced internationally and the cost of service providers located outside of the United States; as well as the other factors identified under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, under the heading “Risk Factors” in Part II, Item 1A of this Report, elsewhere in this Report, in our other filings with the Securities and Exchange Commission (the “SEC”) and other unanticipated factors.

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

Overview

We have the largest regional airline operation in the United States through our operating subsidiary SkyWest Airlines, Inc. (“SkyWest Airlines”). As of June 30, 2025, we offered scheduled passenger and air freight service with approximately 2,530 total daily departures to destinations in the United States, Canada and Mexico. Our fleet of Embraer E175 regional jet aircraft (“E175”), Canadair CRJ900 regional jet aircraft (“CRJ900”) and Canadair CRJ700 regional jet aircraft (“CRJ700”), including a 50-seat configuration of the CRJ700 aircraft, commonly referred to as a “CRJ550,” have a multiple-class seat configuration, whereas our Canadair CRJ200 regional jet aircraft (“CRJ200”) have a single-class seat configuration. During 2022, we formed SkyWest Charter, LLC (“SWC”), which offers on-demand charter services using CRJ200 aircraft in a 30-seat configuration. As of June 30, 2025, we had 632 total aircraft in our fleet, including 502 aircraft in scheduled service or under contract pursuant to our code-share agreements, summarized as follows:

	E175	CRJ900	CRJ700/CRJ550	CRJ200	Total
United	116	—	33	80	229
Delta	87	35	20	—	142
American	20	1	68	—	89
Alaska	42	—	—	—	42
Aircraft in scheduled service or under contract	265	36	121	80	502
SWC	—	—	—	8	8
Leased to third parties	—	5	35	—	40
Other (1)	—	12	20	50	82
Total Fleet	265	53	176	138	632
(1)	As of June 30, 2025, other aircraft included: supplemental spare aircraft supporting our code-share agreements that may be placed under future code-share or leasing agreements, aircraft transitioning between code-share agreements with our major airline partners or aircraft that are scheduled to be disassembled for use as spare parts.

Our business model is based on providing scheduled regional airline service under code-share agreements (commercial agreements between airlines that, among other things, allow one airline to use another airline’s flight designator codes on its flights) with our major airline partners. In exchange for such services, our major airline partners pay us either fixed fees to operate the flight, referred to as “capacity purchase agreement,” or we receive a percentage of applicable passenger ticket revenues on the designated flights we operate, referred to as “prorate agreement.” Our success is principally centered on our ability to meet the needs of our major airline partners by providing a reliable and safe operation at attractive economics. From June 30, 2024, to June 30, 2025, we made changes to our fleet, including the addition of seven new E175 aircraft and 10 partner-financed E175 aircraft.

We anticipate our fleet will continue to evolve, as we are scheduled to add a total of 13 new E175 aircraft with United from 2025 to 2026, 16 new E175 aircraft with Delta from 2027 to 2028 (which are expected to replace 11 CRJ900s and five CRJ700s SkyWest is currently flying under contract with Delta) and one new E175 aircraft with Alaska in 2025. We also have multiple agreements with United to place 32 used CRJ550 aircraft into service throughout 2025 and 2026. Timing of placing these additional aircraft into service, including delivery timing on acquired aircraft, may be subject to change as we are coordinating with our major airline partners in response to labor availability or other factors. Our primary objective in the fleet changes is to improve our profitability by adding new E175 aircraft and used CRJ700, CRJ550, CRJ900 and E175 aircraft, commonly referred to as “dual-class CRJ aircraft” to capacity purchase agreements or prorate agreements, and potentially removing older aircraft from service that typically require higher maintenance costs.

As of June 30, 2025, approximately 45.6% of our aircraft in scheduled service or under contract were operated for United, approximately 28.3% were operated for Delta, approximately 17.7% were operated for American and approximately 8.4% were operated for Alaska.

Historically, multiple contractual relationships with major airlines have enabled us to reduce our reliance on any single major airline code and to enhance and stabilize operating results through a mix of capacity purchase agreements and prorate agreements. For the six months ended June 30, 2025, our capacity purchase revenue represented approximately 85.5% of our total flying agreements revenue and our prorate and SWC revenue, combined, represented approximately 14.5% of our total flying agreements revenue. On capacity purchase routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on completed block hours (measured from takeoff to landing, including taxi time), flight departures, the number of aircraft under contract and other operating measures. We control scheduling, pricing and seat inventories on certain prorate routes, and we share passenger fares with our major airline partners according to prorate formulas. We are also responsible for the operating costs of the prorate flights, including fuel and airport costs.

Second Quarter Summary

We had total operating revenues of $1.0 billion for the three months ended June 30, 2025, a 19.4% increase compared to total operating revenues of $867.1 million for the three months ended June 30, 2024. We had net income of $120.3 million, or $2.91 per diluted share, for the three months ended June 30, 2025, compared to net income of $75.6 million, or $1.82 per diluted share, for the three months ended June 30, 2024. The significant items affecting our revenue and operating expenses during the three months ended June 30, 2025, are outlined below:

Revenue

The number of aircraft we have in scheduled service or under contract pursuant to our code-share agreements and the number of block hours we incur on our flights are primary drivers of our flying agreements revenue under our capacity purchase agreements. The number of flights we operate and the corresponding number of passengers we carry are the primary drivers of our revenue under our prorate agreements. The number of aircraft we have in scheduled service or under contract pursuant to our code-share agreements increased from 475 as of June 30, 2024 to 502 as of June 30, 2025, or by 5.7%; and the number of block hours increased from 317,462 for the three months ended June 30, 2024 to 376,269 for the three months ended June 30, 2025, or by 18.5%, due to an increase in the number of aircraft operating under our capacity purchase agreements and an increase in the scheduled daily utilization of our aircraft driven by an increase in the number of available captains. As of the date of this Quarterly Report on Form 10-Q, the Company believes its scheduled aircraft utilization is no longer constrained by the number of available captains.

Our capacity purchase revenue increased $111.0 million, or 15.2%, for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024, primarily as a result of an increase in completed block hours for the comparable periods. As a result of a higher number of passengers carried on our prorate routes and an increase in the number of prorate and charter flights operated year-over-year, our prorate and SWC revenue increased $38.4 million, or 35.8%, for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024.

Operating Expenses

Our total operating expenses increased $117.6 million, or 15.7%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The increase in operating expenses was primarily due to an increase in our direct operating expenses associated with the increase in the number of flights we operated for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. Departures increased from 189,325 for the three months ended June 30, 2024 to 222,874 for the three months ended June 30, 2025, or by 17.7%, and our total block hours increased 18.5% for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. Additional details regarding the increase in our operating expenses are described in the section of this Report entitled “Results of Operations.”

Fleet Activity

The following table summarizes our fleet scheduled for service or under contract as of:

Aircraft in Service or Under Contract	June 30, 2025	December 31, 2024	June 30, 2024
E175s	265	262	248
CRJ900s	36	36	41
CRJ700s/CRJ550s	121	119	99
CRJ200s	80	75	87
Total	502	492	475

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in Note 1 to our consolidated financial statements for the year ended December 31, 2024, and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are presented in our Annual Report on Form 10-K for the year ended December 31, 2024. Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management’s subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to revenue recognition, long-lived assets, and income tax. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results will likely differ, and may differ materially, from such estimates. There have been no significant changes in our critical accounting estimates during the six months ended June 30, 2025.

Recent Accounting Pronouncements

See Note 1 to the condensed consolidated financial statements for a description of recent accounting pronouncements.

Results of Operations

Three Months Ended June 30, 2025 and 2024

Operational Statistics

The following table sets forth our major operational statistics and the associated percentage changes for the periods identified below. The increase in block hours, departures and passengers carried during the three months ended June 30, 2025, compared to the three months ended June 30, 2024, was primarily due to additional aircraft operating under our capacity purchase agreements and an increase in the number of available captains during the three months ended June 30, 2025, compared to the three months ended June 30, 2024, which allowed for a higher scheduled utilization of our aircraft.

	For the three months ended June 30,
Block hours by aircraft type:	2025	2024	% Change
E175s	219,566	195,207	12.5%
CRJ900s	22,671	20,823	8.9%
CRJ700s/CRJ550s	84,326	58,311	44.6%
CRJ200s	49,706	43,121	15.3%
Total block hours	376,269	317,462	18.5%

Departures	222,874	189,325	17.7%
Passengers carried	12,092,758	10,691,017	13.1%
Passenger load factor	82.8%	84.4%	(1.6)	pts
Average passenger trip length (miles)	451	460	(2.0)%

Operating Revenues

The following table summarizes our operating revenue for the periods indicated (dollar amounts in thousands):

	For the three months ended June 30,
	2025	2024	$ Change	% Change
Flying agreements	$987,511	$838,170	$149,341	17.8%
Lease, airport services and other	47,716	28,948	18,768	64.8%
Total operating revenues	$1,035,227	$867,118	$168,109	19.4%

Flying agreements revenue primarily consists of revenue earned on flights we operate under our capacity purchase agreements and prorate agreements with our major airline partners and on-demand charter flights. Lease, airport services and other revenues consist of revenue earned from leasing aircraft and spare engines to third parties separate from our capacity purchase agreements, maintenance services provided to third parties and providing airport counter, gate and ramp services.

We disaggregate our flying agreements revenue into the following categories (dollar amounts in thousands):

	For the three months ended June 30,
	2025	2024	$ Change	% Change
Capacity purchase agreements flight operations revenue	$682,948	$595,127	$87,821	14.8%
Capacity purchase agreements aircraft lease revenue	159,118	135,972	23,146	17.0%
Prorate agreements and SWC revenue	145,445	107,071	38,374	35.8%
Flying agreements revenue	$987,511	$838,170	$149,341	17.8%

The increase in “Capacity purchase agreements flight operations revenue” of $87.8 million, or 14.8%, was primarily due to an 18.5% increase in block hour production and an increase in the recognition of revenue that was previously deferred related to fixed monthly payments for flight operations received under our capacity purchase agreements for the three months ended June 30, 2025, compared to the three months ended June 30, 2024. Under our capacity purchase agreements, we are paid a fixed amount per month per aircraft over the contract term. We recognize the total projected fixed monthly payments per aircraft as revenue proportionately to the number of block hours we complete for each reporting period, relative to the estimated number of block hours we anticipate completing over the remaining contract term. Under our capacity purchase agreements, the performance obligation of each completed flight is measured in block hours incurred for each completed flight. Based on the number of completed block hours during the three months ended June 30, 2025, we recognized $17.4 million of previously deferred revenue, net of unbilled revenue, related to the non-lease fixed monthly payments we received associated with our flight operations revenues. For the three months ended June 30, 2024, we recognized $5.0 million of previously deferred revenue, net of unbilled revenue, related to non-lease fixed monthly payments received associated with our flight operations revenues. The timing of our revenue recognition related to the fixed payments associated with our flight operations will be adjusted over the remaining contract term for each capacity purchase agreement based on the number of block hours we complete each reporting period relative to the number of block hours we anticipate completing over the remaining contract term of each capacity purchase agreement.

The increase in “Capacity purchase agreements aircraft lease revenue” of $23.1 million, or 17.0%, was primarily due to the addition of aircraft under our capacity purchase agreements from June 30, 2024 and a contract extension that reallocated certain fixed monthly lease revenue from flight operations revenue under one of our capacity purchase agreements in 2025 based on relative standalone selling prices of the lease and non-lease components. Under our capacity purchase agreements, a portion of the consideration we are paid is designed as reimbursement for certain aircraft ownership costs and is considered lease revenue, including fixed monthly payments and variable payments. We recognize the fixed monthly lease payments as lease revenue using the straight-line basis over the capacity purchase agreement term and variable lease payments are recognized in the period when the block hours are completed. Additionally, we recognized $5.6 million of previously deferred lease revenue, net of unbilled revenue, during the three months ended June 30, 2025, using the straight-line basis for fixed monthly lease payments, compared to recognizing $0.5 million of previously deferred revenue during the three months ended June 30, 2024.

The deferred revenue balance applicable to each contract will be recorded as revenue over the term of each respective contract. For clarity, under our “Capacity purchase agreements flight operations revenue” and “Capacity purchase agreements aircraft lease revenue” combined, we recognized $23.0 million of previously deferred revenue, net of unbilled revenue, during the three months ended June 30, 2025, compared to recognizing $5.5 million of deferred revenue, net of unbilled revenue, during the three months ended June 30, 2024. Our total deferred revenue balance associated with our “Capacity purchase agreements flight operations revenue” and our “Capacity purchase agreements aircraft lease revenue,” net of unbilled revenue, was $286.5 million as of June 30, 2025, compared to total deferred revenue, net of unbilled revenue, of $322.4 million as of December 31, 2024.

The increase in prorate agreements and SWC revenue of $38.4 million, or 35.8%, was primarily due to an increase in prorate passengers and passenger revenue we received on routes we operated under our prorate agreements during the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily driven by an increase in available captains.

The increase in lease, airport services and other revenues of $18.8 million, or 64.8%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, was primarily due to an increase in revenue from maintenance services provided to third parties.

Operating Expenses

Individual expense components attributable to our operations are set forth in the following table (dollar amounts in thousands):

	For the three months ended June 30,
	2025	2024	$ Change	% Change
Salaries, wages and benefits	$390,243	$355,005	$35,238	9.9%
Aircraft maintenance, materials and repairs	238,885	183,267	55,618	30.3%
Depreciation and amortization	90,150	96,814	(6,664)	(6.9)%
Airport-related expenses	27,116	17,535	9,581	54.6%
Aircraft fuel	27,459	21,328	6,131	28.7%
Other operating expenses	91,246	73,529	17,717	24.1%
Total operating expenses	$865,099	$747,478	$117,621	15.7%

Salaries, wages and benefits. The $35.2 million, or 9.9%, increase in salaries, wages and benefits was primarily due to an increase in direct labor costs that resulted from the higher number of flights we operated during the three months ended June 30, 2025, compared to the three months ended June 30, 2024.

Aircraft maintenance, materials and repairs. The $55.6 million, or 30.3%, increase in aircraft maintenance expense was primarily due to incremental maintenance costs incurred on our CRJ fleet and an increase in our flight volume, which increased our maintenance activity and related expenses, including maintenance services provided to third parties, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024.

Depreciation and amortization. The $6.7 million, or 6.9%, decrease in depreciation and amortization expense was primarily a result of extending the estimated useful lives on our CRJ700/CRJ550 fleet by an average of three years and revising the residual values of the assets accordingly during the fourth quarter of 2024, offset by an increase in depreciation expense related to the acquisition of seven new E175 aircraft and spare engines since June 30, 2024.

Airport-related expenses. Airport-related expenses include airport-related customer service costs such as outsourced airport gate and ramp agent services, airport security fees, passenger interruption costs, deicing, landing fees and station rents. For clarity, our employee airport customer service labor costs are reflected in salaries, wages and benefits and customer service labor costs we outsource to third parties are included in airport-related expenses. The $9.6 million, or 54.6%, increase in airport-related expenses for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, was primarily due to an increase in subcontracted airport services, station rents, weather-related aircraft deicing costs and landing fees as a result of an increase in the number of flights we operated under our prorate agreements.

Aircraft fuel. The $6.1 million, or 28.7%, increase in fuel cost was primarily due to an increase in the number of flights we operated under our prorate agreements and under SWC and the corresponding increase in gallons of fuel we purchased, offset by a decrease in our average fuel cost per gallon from $3.32 for the three months ended June 30, 2024 to $2.88 for the three months ended June 30, 2025. We purchase and incur expense for all fuel on flights operated under our prorate agreements and SWC. All fuel costs incurred under our capacity purchase agreements are either purchased directly by our major airline partner, or if purchased by us, we record the direct reimbursement as a reduction to our fuel expense. The following table summarizes the gallons of fuel we purchased under our prorate agreements and SWC, for the periods indicated:

	For the three months ended June 30,
(in thousands)	2025	2024	% Change
Fuel gallons purchased	9,527	6,415	48.5%
Fuel expense	$27,459	$21,328	28.7%

Other operating expenses. Other operating expenses primarily consist of aircraft rentals, property taxes, hull and liability insurance, simulator costs, crew per diem, crew hotel costs and credit loss reserves. The $17.7 million, or 24.1%, increase in other operating expenses was primarily related to an increase in our credit loss reserve as a result of our assessment of higher credit risk of certain outstanding receivables as of June 30, 2025 and an increase in other operating costs, such as crew per diem and crew hotel costs, as a result of the higher number of flights we operated during the three months ended June 30, 2025, compared to the three months ended June 30, 2024.

Summary of interest expense, interest income, other income (expense), net and provision for income taxes

Interest Expense. Interest expense decreased $2.4 million, or 8.3%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The decrease in interest expense was primarily related to a decrease in outstanding debt. At June 30, 2025 we had $2.5 billion of outstanding debt, compared to $2.8 billion at June 30, 2024. Our average effective interest rate for the three months ended June 30, 2025 and 2024, was 4.3% and 4.1%, respectively.

Interest income. Interest income decreased $0.9 million, from $12.0 million for the three months ended June 30, 2024, to $11.1 million for the three months ended June 30, 2025. The decrease in interest income was primarily related to a decrease in our marketable securities balance from $692.5 million at June 30, 2024, to $678.7 million at June 30, 2025.

Other income (expense), net. Other income, net of expenses increased $9.1 million during the three months ended June 30, 2025, compared to the three months ended June 30, 2024. Other income (expense), net primarily consists of the unrealized and realized gains and losses on our investments in other companies, income or loss related to our equity method investments and gains or losses on the sale of assets. The increase in other income, net of expenses was primarily a result of an increase in the fair value of our investments in other companies and gains on the sale of assets for the three months ended June 30, 2025, compared to the three months ended June 30, 2024.

Provision for income taxes. For the three months ended June 30, 2025 and 2024, our effective income tax rates were 26.3% and 26.0%, respectively, which included the statutory federal income tax rate of 21% and other reconciling income tax items, including state income taxes, and the impact of non-deductible expenses. The effective tax rate for the comparable periods did not significantly change.

Net income. Primarily due to the factors described above, we generated net income of $120.3 million, or $2.91 per diluted share, for the three months ended June 30, 2025, compared to net income of $75.6 million, or $1.82 per diluted share, for the three months ended June 30, 2024.

Six Months Ended June 30, 2025 and 2024

Operational Statistics

The following table sets forth our major operational statistics and the associated percentage changes for the periods identified below. The increase in block hours, departures and passengers carried during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was primarily due to additional aircraft operating under our capacity purchase agreements and an increase in the number of available captains during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, which allowed for a higher scheduled utilization of our aircraft.

	For the six months ended June 30,
Block hours by aircraft type:	2025	2024	% Change
E175s	426,928	374,192	14.1%
CRJ900s	45,659	38,215	19.5%
CRJ700s/CRJ550s	159,403	116,596	36.7%
CRJ200s	96,434	78,260	23.2%
Total block hours	728,424	607,263	20.0%

Departures	424,712	358,757	18.4%
Passengers carried	22,483,122	19,840,470	13.3%
Passenger load factor	80.8%	82.7%	(1.9)	pts
Average passenger trip length (miles)	457	461	(0.9)%

Operating Revenues

The following table summarizes our operating revenue for the periods indicated (dollar amounts in thousands):

	For the six months ended June 30,
	2025	2024	$ Change	% Change
Flying agreements	$1,903,505	$1,616,459	$287,046	17.8%
Lease, airport services and other	80,177	54,273	25,904	47.7%
Total operating revenues	$1,983,682	$1,670,732	$312,950	18.7%

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

We disaggregate our flying agreements revenue into the following categories (dollar amounts in thousands):

	For the six months ended June 30,
	2025	2024	$ Change	% Change
Capacity purchase agreements flight operations revenue	$1,322,101	$1,139,287	$182,814	16.0%
Capacity purchase agreements aircraft lease revenue	305,145	269,017	36,128	13.4%
Prorate agreements and SWC revenue	276,259	208,155	68,104	32.7%
Flying agreements revenue	$1,903,505	$1,616,459	$287,046	17.8%

The increase in “Capacity purchase agreements flight operations revenue” of $182.8 million, or 16.0%, was primarily due to a 20.0% increase in block hour production and an increase in the recognition of revenue that was previously deferred related to fixed monthly payments for flight operations received under our capacity purchase agreements for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. Under our capacity purchase agreements, we are paid a fixed amount per month per aircraft over the contract term. We recognize the total projected fixed monthly payments per aircraft as revenue proportionately to the number of block hours we complete for each reporting period, relative to the estimated number of block hours we anticipate completing over the remaining contract term. Under our capacity purchase agreements, the performance obligation of each completed flight is measured in block hours incurred for each completed flight. Based on the number of completed block hours during the six months ended June 30, 2025, we recognized $27.0 million of previously deferred revenue, net of unbilled revenue, related to the non-lease fixed monthly payments we received associated with our flight operations revenues. For the six months ended June 30, 2024, we recognized $5.4 million of previously deferred revenue, net of unbilled revenue, related to non-lease fixed monthly payments received associated with our flight operations revenues. The timing of our revenue recognition related to the fixed payments associated with our flight operations will be adjusted over the remaining contract term for each capacity purchase agreement based on the number of block hours we complete each reporting period relative to the number of block hours we anticipate completing over the remaining contract term of each capacity purchase agreement.

The increase in “Capacity purchase agreements aircraft lease revenue” of $36.1 million, or 13.4%, was primarily due to the addition of aircraft under our capacity purchase agreements from June 30, 2024 and a contract extension that reallocated certain fixed monthly lease revenue from flight operations revenue based on relative standalone selling prices of the lease and non-lease components under one of our capacity purchase agreements during the six months ended June 30, 2025. Under our capacity purchase agreements, a portion of the consideration we are paid is designed as reimbursement for certain aircraft ownership costs and is considered lease revenue, including fixed monthly payments and variable payments. We recognize the fixed monthly lease payments as lease revenue using the straight-line basis over the capacity purchase agreement term and variable lease payments are recognized in the period when the block hours are completed. Additionally, we recognized $8.9 million of previously deferred lease revenue, net of unbilled revenue, during the six months ended June 30, 2025, using the straight-line basis for fixed monthly lease payments, compared to recognizing $1.0 million of previously deferred revenue during the six months ended June 30, 2024.

The deferred revenue balance applicable to each contract will be recorded as revenue over the term of each respective contract. For clarity, under our “Capacity purchase agreements flight operations revenue” and “Capacity purchase agreements aircraft lease revenue” combined, we recognized $35.9 million of previously deferred revenue, net of unbilled revenue, during the six months ended June 30, 2025, compared to recognizing $6.4 million of deferred revenue, net of unbilled revenue, during the six months ended June 30, 2024. Our total deferred revenue balance associated with our “Capacity purchase agreements flight operations revenue” and our “Capacity purchase agreements aircraft lease revenue,” net of unbilled revenue, was $286.5 million as of June 30, 2025, compared to total deferred revenue, net of unbilled revenue, of $322.4 million as of December 31, 2024.

The increase in prorate agreements and SWC revenue of $68.1 million, or 32.7%, was primarily due to an increase in prorate passengers and passenger revenue we received on routes we operated under our prorate agreements driven by an increase in available captains during the six months ended June 30, 2025, compared to the six months ended June 30, 2024. Additionally, a portion of the increase was attributed to an increase in SWC revenue during the six months ended June 30, 2025, compared to the six months ended June 30, 2024.

The increase in lease, airport services and other revenues of $25.9 million, or 47.7%, was primarily due to an increase in maintenance services provided to third parties and an increase in the number of leased assets and lease rates for leases to third parties during the six months ended June 30, 2025, compared to the six months ended June 30, 2024.

Operating Expenses

Individual expense components attributable to our operations are set forth in the following table (dollar amounts in thousands):

	For the six months ended June 30,
	2025	2024	$ Change	% Change
Salaries, wages and benefits	$767,554	$706,004	$61,550	8.7%
Aircraft maintenance, materials and repairs	447,985	328,682	119,303	36.3%
Depreciation and amortization	179,596	192,684	(13,088)	(6.8)%
Airport-related expenses	54,939	38,423	16,516	43.0%
Aircraft fuel	51,947	42,492	9,455	22.3%
Other operating expenses	172,156	143,301	28,855	20.1%
Total operating expenses	$1,674,177	$1,451,586	$222,591	15.3%

Salaries, wages and benefits. The $61.6 million, or 8.7%, increase in salaries, wages and benefits was primarily due to an increase in direct labor costs that resulted from the higher number of flights we operated during the six months ended June 30, 2025, compared to the six months ended June 30, 2024.

Aircraft maintenance, materials and repairs. The $119.3 million, or 36.3%, increase in aircraft maintenance expense was primarily due incremental maintenance costs incurred on our CRJ fleet and an increase in our flight volume, which increased our maintenance activity and related expenses, and an increase in maintenance service activities provided to third parties for the six months ended June 30, 2025, compared to the six months ended June 30, 2024.

Depreciation and amortization. The $13.1 million, or 6.8%, decrease in depreciation and amortization expense was primarily a result of extending the estimated useful lives on our CRJ700/CRJ550 fleet by an average of three years and revising the residual values of the assets accordingly during the fourth quarter of 2024, offset by an increase in depreciation expense related to the acquisition of seven new E175 aircraft and spare engines since June 30, 2024.

Airport-related expenses. Airport-related expenses include airport-related customer service costs such as outsourced airport gate and ramp agent services, airport security fees, passenger interruption costs, deicing, landing fees and station rents. For clarity, our employee airport customer service labor costs are reflected in salaries, wages and benefits and customer service labor costs we outsource to third parties are included in airport-related expenses. The $16.5 million, or 43.0%, increase in airport-related expenses for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was primarily due to an increase in subcontracted airport services, station rents, weather-related aircraft deicing costs and landing fees as a result of an increase in the number of flights we operated under our prorate agreements.

Aircraft fuel. The $9.5 million, or 22.3%, increase in fuel cost was primarily due to an increase in the number of flights we operated under our prorate agreements and under SWC and the corresponding increase in gallons of fuel we purchased, offset by a decrease in our average fuel cost per gallon from $3.42 for the six months ended June 30, 2024 to $2.95 for the six months ended June 30, 2025. We purchase and incur expense for all fuel on flights operated under our prorate agreements and SWC. All fuel costs incurred under our capacity purchase agreements are either purchased directly by our major airline partner, or if purchased by us, we record the direct reimbursement as a reduction to our fuel expense. The following table summarizes the gallons of fuel we purchased under our prorate agreements and SWC, for the periods indicated:

	For the six months ended June 30,
(in thousands)	2025	2024	% Change
Fuel gallons purchased	17,600	12,440	41.5%
Fuel expense	$51,947	$42,492	22.3%

Other operating expenses. Other operating expenses primarily consist of aircraft rentals, property taxes, hull and liability insurance, simulator costs, crew per diem, crew hotel costs and credit loss reserves. The $28.9 million, or 20.1%, increase in other operating expenses was primarily related to an increase in our credit loss reserve as a result of our assessment of higher credit risk of certain outstanding receivables and an increase in other operating costs, such as crew per diem and crew hotel costs, as a result of the higher number of flights we operated during the six months ended June 30, 2025, compared to the six months ended June 30, 2024.

Summary of interest expense, interest income, other income (expense), net and provision for income taxes

Interest Expense. Interest expense decreased $5.1 million, or 8.7%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The decrease in interest expense was primarily related to a decrease in outstanding debt. At June 30, 2025 we had $2.5 billion of outstanding debt, compared to $2.8 billion at June 30, 2024. Our average effective interest rate for the three and six months ended June 30, 2025 and 2024, was 4.3% and 4.1%, respectively.

Interest income. Interest income decreased $2.5 million, from $23.6 million for the six months ended June 30, 2024, to $21.1 million for the six months ended June 30, 2025. The decrease in interest income was primarily related to a decrease in our marketable securities balance from $692.5 million at June 30, 2024, to $678.7 million at June 30, 2025.

Other income (expense), net. Other income, net of expenses increased $8.6 million during the six months ended June 30, 2025, compared to the six months ended June 30, 2024. Other income (expense), net primarily consists of the unrealized and realized gains and losses on our investments in other companies, income or loss related to our equity method investments and gains or losses on the sale of assets. The increase in other income, net of expenses was primarily a result of an increase in the fair value of our investments in other companies for the six months ended June 30, 2025, compared to the six months ended June 30, 2024.

Provision for income taxes. For the six months ended June 30, 2025 and 2024, our effective income tax rates were 22.2% and 25.5%, respectively, which included the statutory federal income tax rate of 21% and other reconciling income tax items, including state income taxes, the impact of non-deductible expenses and a discrete tax benefit on employee equity awards that vested during the period. The decrease in the effective tax rate was primarily related to a higher discrete tax benefit from additional tax deductions generated from employee equity awards that vested for the six months ended June 30, 2025, compared to the six months ended June 30, 2024.

Net income. Primarily due to the factors described above, we generated net income of $220.8 million, or $5.32 per diluted share, for the six months ended June 30, 2025, compared to net income of $135.9 million, or $3.28 per diluted share, for the six months ended June 30, 2024.

Our Business Segments

Three Months Ended June 30, 2025 and 2024

For the three months ended June 30, 2025, our reportable segments, which were the basis of our internal financial reporting, consisted of (1) the operations of SkyWest Airlines and SWC (collectively, “SkyWest Airlines and SWC”) and (2) SkyWest Leasing activities. Our segment disclosure relates to components of our business for which separate financial information is available to, and regularly evaluated by, our chief operating decision maker.

The following table sets forth our SkyWest Airlines and SWC segment data for the three months ended June 30, 2025 and 2024 (in thousands):

	For the three months ended June 30,
	(dollar amounts in thousands)
	2025	2024	$ Change	% Change
Operating revenues	$869,336	$711,784	$157,552	22.1%

Salaries, wages and benefits	389,578	354,340	35,238	9.9%
Aircraft maintenance, materials and repairs	216,609	175,562	41,047	23.4%
Depreciation and amortization	39,005	37,004	2,001	5.4%
Interest expense	3,187	3,255	(68)	(2.1)%
Other segment items(1)	130,696	109,646	21,050	19.2%
SkyWest Airlines and SWC Segment profit(2)	$90,261	$31,977	$58,284	182.3%
(1)	Other segment items for SkyWest Airlines and SWC include aircraft fuel; airport related expenses; other operating expenses consisting primarily of property taxes, hull and liability insurance, simulator costs, crew per diem and crew hotel costs; interest income and other income (expense), net.
(2)	Segment profit is equal to income before income taxes. As a result of adopting ASC 2023-07, we included interest income and other income (expense), net in the recast segment profit for each segment for the three months ended June 30, 2024, consistent with the presentation for the three months ended June 30, 2025.

SkyWest Airlines and SWC Segment Profit. SkyWest Airlines and SWC segment profit was $90.3 million for the three months ended June 30, 2025, compared to $32.0 million for the three months ended June 30, 2024.

SkyWest Airlines and SWC block hour production increased 18.5%, from 317,462 for the three months ended June 30, 2024 to 376,269 for the three months ended June 30, 2025, primarily due to additional aircraft operating under our capacity purchase agreements and an increase in the number of available captains, which allowed for a higher scheduled utilization of our aircraft. Significant items contributing to the SkyWest Airlines and SWC segment profit for the three months ended June 30, 2025 are set forth below.

SkyWest Airlines and SWC operating revenues increased $157.6 million, or 22.1%, from the three months ended June 30, 2024, to the three months ended June 30, 2025, primarily as a result of an increase in block hour production during the three months ended June 30, 2025, compared to the three months ended June 30, 2024.

SkyWest Airlines and SWC’s salaries, wages and benefits expense increased $35.2 million, or 9.9%, primarily due to an increase in direct labor costs that resulted from the higher number of flights we operated during the three months ended June 30, 2025, compared to the three months ended June 30, 2024.

SkyWest Airlines and SWC’s aircraft maintenance, materials and repairs expense increased $41.0 million, or 23.4%, primarily due to an increase in incremental maintenance costs incurred on our CRJ fleet and higher flight volume, which increased the maintenance activity and related expenses, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024.

SkyWest Airlines and SWC’s depreciation and amortization expense increased $2.0 million, or 5.4%, primarily due to acquiring additional assets, including engines and CRJ550 aircraft since June 30, 2024.

SkyWest Airlines and SWC’s interest expense decreased $0.1 million, or 2.1%, primarily due to a decrease in outstanding debt from June 30, 2024 to June 30, 2025.

SkyWest Airlines and SWC’s other segment items increased $21.1 million, or 19.2%, primarily related to an increase in fuel costs, airport-related expenses, such as subcontracted airport services, station rents, weather-related aircraft deicing costs and landing fees and other operating costs, such as crew per diem and crew hotel costs, as a result of the higher number of flights we operated during the three months ended June 30, 2025, compared to the three months ended June 30, 2024.

The following table sets forth our SkyWest Leasing segment data for the three months ended June 30, 2025 and 2024 (in thousands):

	For the three months ended June 30,
	(dollar amounts in thousands)
	2025	2024	$ Change	% Change
Operating revenues	$165,891	$155,334	$10,557	6.8%

Salaries, wages and benefits	665	665	—	—%
Aircraft maintenance, materials and repairs	22,276	7,705	14,571	189.1%
Depreciation and amortization	51,145	59,810	(8,665)	(14.5)%
Interest expense	23,379	25,711	(2,332)	(9.1)%
Other segment items(1)	(4,429)	(8,746)	4,317	(49.4)%
SkyWest Leasing Segment profit(2)	$72,855	$70,189	$2,666	3.8%
(1)	Other segment items for SkyWest Leasing include other operating expenses consisting primarily of property taxes and credit loss reserves; aircraft rentals; interest income and other income (expense), net.
(2)	Segment profit is equal to income before income taxes. As a result of adopting ASC 2023-07, we included interest income and other income (expense), net in the recast segment profit for each segment for the three months ended June 30, 2024, consistent with the presentation for the three months ended June 30, 2025.

SkyWest Leasing Segment Profit. SkyWest Leasing profit increased $2.7 million, or 3.8%, during the three months ended June 30, 2025, compared to the three months ended June 30, 2024, primarily due to an increase in revenue from maintenance services provided to third parties and a decrease in depreciation and amortization expense primarily as a result of extending the estimated useful lives on our CRJ700/CRJ550 fleet during the fourth quarter of 2024. The increase was offset by incremental maintenance services provided to third parties and an increase in our credit loss reserves on certain outstanding receivables for the three months ended June 30, 2025, compared to the three months ended June 30, 2024.

Six Months Ended June 30, 2025 and 2024

For the six months ended June 30, 2025, our reportable segments, which were the basis of our internal financial reporting, consisted of (1) the operations of SkyWest Airlines and SWC and (2) SkyWest Leasing activities. Our segment disclosure relates to components of our business for which separate financial information is available to, and regularly evaluated by, our chief operating decision maker.

The following table sets forth our SkyWest Airlines and SWC segment data for the six months ended June 30, 2025 and 2024 (in thousands):

	For the six months ended June 30,
	(dollar amounts in thousands)
	2025	2024	$ Change	% Change
Operating revenues	$1,670,987	$1,358,593	$312,394	23.0%

Salaries, wages and benefits	766,224	704,674	61,550	8.7%
Aircraft maintenance, materials and repairs	418,085	316,652	101,433	32.0%
Depreciation and amortization	76,753	73,112	3,641	5.0%
Interest expense	6,168	6,731	(563)	(8.4)%
Other segment items(1)	259,226	220,451	38,775	17.6%
SkyWest Airlines and SWC Segment profit(2)	$144,531	$36,973	$107,558	290.9%
(1)	Other segment items for SkyWest Airlines and SWC include aircraft fuel; airport related expenses; other operating expenses consisting primarily of property taxes, hull and liability insurance, simulator costs, crew per diem and crew hotel costs; interest income and other income (expense), net.
(2)	Segment profit is equal to income before income taxes. As a result of adopting ASC 2023-07, we included interest income and other income (expense), net in the recast segment profit for each segment for the six months ended June 30, 2024, consistent with the presentation for the six months ended June 30, 2025.

SkyWest Airlines and SWC Segment Profit. SkyWest Airlines and SWC segment profit was $144.5 million for the six months ended June 30, 2025, compared to $37.0 million for the six months ended June 30, 2024.

SkyWest Airlines and SWC block hour production increased 20.0%, from 607,263 for the six months ended June 30, 2024 to 728,424 for the six months ended June 30, 2025, primarily due to additional aircraft operating under our capacity purchase agreements and an increase in the number of available captains, which allowed for a higher scheduled utilization of our aircraft. Significant items contributing to the SkyWest Airlines and SWC segment profit for the six months ended June 30, 2025 are set forth below.

SkyWest Airlines and SWC operating revenues increased $312.4 million, or 23.0%, from the six months ended June 30, 2024, to the six months ended June 30, 2025, primarily as a result of an increase in block hour production during the six months ended June 30, 2025, compared to the six months ended June 30, 2024.

SkyWest Airlines and SWC’s salaries, wages and benefits expense increased $61.6 million, or 8.7%, primarily due to an increase in direct labor costs that resulted from the higher number of flights we operated during the six months ended June 30, 2025, compared to the six months ended June 30, 2024.

SkyWest Airlines and SWC’s aircraft maintenance, materials and repairs expense increased $101.4 million, or 32.0%, primarily due to incremental maintenance costs incurred on our CRJ fleet and higher flight volume, which increased the maintenance activity and related expenses, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024.

SkyWest Airlines and SWC’s depreciation and amortization expense increased $3.6 million, or 5.0%, primarily due to acquiring additional assets, including engines and CRJ550 aircraft since June 30, 2024.

SkyWest Airlines and SWC’s interest expense decreased $0.6 million, or 8.4%, primarily due to a decrease in outstanding debt from June 30, 2024 to June 30, 2025.

SkyWest Airlines and SWC’s other segment items increased $38.8 million, or 17.6%, primarily related to an increase in fuel costs, airport-related expenses, such as subcontracted airport services, station rents, weather-related aircraft deicing costs and landing fees and other operating costs, such as crew per diem and crew hotel costs, as a result of the higher number of flights we operated during the six months ended June 30, 2025, compared to the six months ended June 30, 2024.

The following table sets forth our SkyWest Leasing segment data for the six months ended June 30, 2025 and 2024 (in thousands):

	For the six months ended June 30,
	(dollar amounts in thousands)
	2025	2024	$ Change	% Change
Operating revenues	$312,695	$312,139	$556	0.2%

Salaries, wages and benefits	1,330	1,330	—	—%
Aircraft maintenance, materials and repairs	29,900	12,030	17,870	148.5%
Depreciation and amortization	102,843	119,572	(16,729)	(14.0)%
Interest expense	47,516	52,064	(4,548)	(8.7)%
Other segment items(1)	(8,197)	(18,225)	10,028	(55.0)%
SkyWest Leasing Segment profit(2)	$139,303	$145,368	$(6,065)	(4.2)%
(1)	Other segment items for SkyWest Leasing include other operating expenses consisting primarily of property taxes and credit loss reserves; aircraft rentals; interest income and other income (expense), net.
(2)	Segment profit is equal to income before income taxes. As a result of adopting ASC 2023-07, we included interest income and other income (expense), net in the recast segment profit for each segment for the six months ended June 30, 2024, consistent with the presentation for the six months ended June 30, 2025.

SkyWest Leasing Segment Profit. SkyWest Leasing profit decreased $6.1 million, or 4.2%, during the six months ended June 30, 2025, compared to the six months ended June 30, 2024, primarily due to an increase in our credit loss reserve as a result of our assessment of the credit risk of the outstanding receivables, partially offset by a decrease in interest expense due to a decrease in outstanding debt from June 30, 2024 to June 30, 2025. The increase in aircraft maintenance, materials and repairs was due to incremental maintenance services provided to third parties and an increase in our credit loss reserves on certain outstanding receivables, offset by a decrease in depreciation and amortization expense primarily as a result of extending the estimated useful lives on our CRJ700/CRJ550 fleet during the fourth quarter of 2024.

Liquidity and Capital Resources

As of June 30, 2025, we had $727.0 million in cash and cash equivalents and marketable securities. As of June 30, 2025, we had $75.0 million available for borrowings under our line of credit. Given our available liquidity as of June 30, 2025, we believe the working capital currently available to us will be sufficient to meet our present financial requirements, including planned capital expenditures, scheduled lease payments and debt service obligations for at least the next 12 months.

Our total cash, cash equivalents and marketable securities decreased from $801.6 million as of December 31, 2024 to $727.0 million as of June 30, 2025, or by $74.6 million. At June 30, 2025, our total capital mix (measured as a ratio of total stockholder equity and total long-term debt, including current maturities) was 50.8% equity and 49.2% total long-term debt, compared to 47.4% equity and 52.6% total long-term debt at December 31, 2024. During the six months ended June 30, 2025, we repurchased 335,843 shares of our common stock for $31.0 million under a share repurchase program authorized by our Board of Directors.

As of June 30, 2025, and December 31, 2024, we had $49.1 million and $47.1 million, respectively, in letters of credit and surety bonds outstanding with various banks and surety institutions. We had no restricted cash as of June 30, 2025, and December 31, 2024.

Sources and Uses of Cash

Cash Position and Liquidity. The following table provides a summary of the net cash provided by (used in) our operating, investing and financing activities for the six months ended June 30, 2025 and 2024, and our total cash and marketable securities positions as of June 30, 2025, and December 31, 2024 (in thousands):

	For the six months ended June 30,
	2025	2024	$ Change	% Change
Net cash provided by operating activities	$428,083	$322,962	$105,121	32.5%
Net cash used in investing activities	(372,658)	(75,993)	(296,665)	390.4%
Net cash used in financing activities	(234,457)	(253,486)	19,029	(7.5)%

	June 30,	December 31,
	2025	2024	$ Change	% Change
Cash and cash equivalents	$48,330	$227,362	$(179,032)	(78.7)%
Marketable securities	678,691	574,266	104,425	18.2%
Total	$727,021	$801,628	$(74,607)	(9.3)%

Cash Flows provided by Operating Activities

Our cash flows provided by operating activities was $428.1 million for the six months ended June 30, 2025, compared to $323.0 million for the six months ended June 30, 2024. Our operating cash flows are typically impacted by various factors including our net income, adjusted for non-cash expenses and gains such as depreciation expense, asset impairment charges, stock-based compensation expense and gains or losses on the disposal of assets; and timing of cash payments and cash receipts attributed to our various current asset and liability accounts, such as accounts receivable, inventory, accounts payable, accrued liabilities, deferred revenue and unbilled revenue.

The increase in our cash flow from operations for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was primarily due to an increase in income before income taxes for the six months ended June 30, 2025, compared the six months ended June 30, 2024, and an increase in certain current liability accounts due to the timing of cash payments for the comparable periods.

Cash Flows used in Investing Activities

Our cash flows used in investing activities was $372.7 million for the six months ended June 30, 2025, compared to cash flows used in investing activities of $76.0 million for the six months ended June 30, 2024. Our investing cash flows are typically impacted by various factors including our capital expenditures, such as the acquisition of aircraft and spare engines; deposit payments and refunds of previously made deposits on new aircraft; purchase and sales of marketable securities; proceeds from the sale of assets; and timing of cash payments and cash receipts attributed to our various long-term asset and long-term liability accounts.

Excluding the purchase and sale of marketable securities, which results in the transfer of dollars between our investments in marketable securities and our cash accounts, our cash used in investing activities increased from $69.6 million for the six months ended June 30, 2024, to $268.1 million for the six months ended June 30, 2025. The increase in cash used in investing activities, excluding the transfer of dollars between our investments in marketable securities and our cash accounts, was primarily due to an increase of $184.8 million used in the acquisition of property and equipment and an increase of $31.1 million used for aircraft deposits for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. This was offset by a decrease in our cash used to acquire other long-term assets for the six months ended June 30, 2025.

Cash Flows used in Financing Activities

Our cash flows used in financing activities was $234.5 million for the six months ended June 30, 2025, compared to cash used in financing activities of $253.5 million for the six months ended June 30, 2024. Our financing cash flows are typically impacted by various factors including proceeds from issuance of debt, principal payments on debt obligations, repurchases of our common stock and payment of cash dividends.

The $19.0 million decrease in cash used in financing activities for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was primarily due an increase of $47.1 million in proceeds from the issuance of long-term debt for the purchase of two new E175 aircraft, offset by an increase of $20.3 million in cash used for employee income taxes paid on vested equity awards in lieu of shares and an increase of $8.8 million in cash used to purchase treasury stock during the six months ended June 30, 2025, compared to the six months ended June 30, 2024.

Significant Commitments and Obligations

General

See Note 7, “Leases, Commitments, Guarantees and Contingencies,” to the condensed consolidated financial statements for our commitments and obligations for each of the next five years and thereafter.

Purchase Commitments and Options

As of June 30, 2025, we had a firm purchase commitment for 74 new E175 aircraft from Embraer with delivery dates anticipated into 2032. We also had a firm purchase commitment to purchase 21 used CRJ900 airframes with anticipated delivery dates in 2025.

At the time of each aircraft acquisition, we evaluate the financing alternatives available to us, and select one or more of these methods to fund the acquisition. In recent years, we have issued long-term debt to finance our new aircraft. At present, we intend to fund our aircraft purchase commitments through a combination of cash on hand and debt financing. Based on current market conditions and discussions with prospective leasing organizations and financial institutions, we currently believe that we will be able to obtain financing for our committed acquisitions, as well as additional aircraft. We intend to finance the firm purchase commitment for 74 E175 aircraft with approximately 75-85% debt and the remaining balance with cash. We intend to use cash to purchase the 21 used CRJ900 airframes.

Aircraft Lease and Facility Obligations

We also have long-term lease obligations, primarily relating to our facilities, aircraft and engines. Excluding aircraft financed by our major airline partners that we operate for them under contract, we had eight aircraft under lease with remaining terms ranging from four years to five years as of June 30, 2025. These eight leased aircraft are subleased to a third party. Future minimum lease payments due under all long-term operating leases were approximately $118.7 million at June 30, 2025. Assuming a 6.3% discount rate, which is the average incremental borrowing rate we anticipate we would have incurred on debt obtained over a similar term to acquire these assets, the present value of these lease obligations would have been equal to approximately $79.9 million at June 30, 2025.

Long-term Debt Obligations

As of June 30, 2025, we had $2.5 billion of long-term debt, which consisted of $2.3 billion of debt used to finance aircraft and spare engines and $200.6 million of unsecured debt payable to the U.S. Department of the Treasury (“Treasury”). The average effective interest rate on our debt obligations was approximately 4.3% at June 30, 2025.

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

We have guaranteed $13.3 million in promissory notes of a third party in the event the third party defaults on their payments. The third party’s loans are secured by aircraft and engines.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

In the past, we have not experienced sustained material difficulties with fuel availability, and we currently expect to be able to obtain fuel at prevailing prices in quantities sufficient to meet our future needs. Pursuant to our capacity purchase agreements, United, Delta, American and Alaska have agreed to bear the economic risk of fuel price fluctuations on our contracted flights. We bear the economic risk of fuel price fluctuations on our prorate and SWC operations. For the six months ended June 30, 2025, approximately 14.5% of our total flying agreements revenue was derived from prorate agreements and SWC. For the six months ended June 30, 2025, the average price per gallon of aircraft fuel was $2.95. For illustrative purposes only, we have estimated the impact of the market risk of fuel price fluctuations on our prorate and SWC operations using a hypothetical increase of 25% in the price per gallon we purchase. Based on this hypothetical assumption, we would have incurred an additional $13.0 million in fuel expense for the six months ended June 30, 2025.

Interest Rates

As of June 30, 2025, our long-term debt secured by aircraft and spare engines had fixed interest rates. We currently intend to finance the acquisition of aircraft through long-term debt. Changes in interest rates may impact our actual cost to acquire future aircraft. To the extent we place new aircraft in service under our capacity purchase agreements with United, Delta, American, Alaska or other carriers, our capacity purchase agreements currently provide that reimbursement rates will be adjusted to reflect the interest rates effective at the closing of the respective aircraft financing. As such, a hypothetical 50 basis point change in market interest rates would not have a material effect on our financial results. At June 30, 2025, of the $200.6 million unsecured debt payable to Treasury, $138.6 million had a fixed interest rate of 1.0% and the remaining $62.0 million had a variable interest rate of the applicable Secured Overnight Financing Rate ("SOFR") plus 2.00%. The interest rate under the $138.6 million unsecured loans is scheduled to increase to the applicable SOFR rate plus 2.0% upon the fifth anniversary of each disbursement. We received disbursements under these unsecured loans from July 2020 through April 2021. We use the effective interest rate method to record interest expense assuming the unsecured loans are outstanding for the full 10-year term.

Labor and Inflation Risk

The global economy has experienced, and continues to experience high rates of inflation. We cannot predict how long these inflationary pressures will continue, or how they may change over time, but we expect to see continued impacts on the global economy and our Company.

As a result, our costs have become, and we expect they will continue to be, subject to inflationary pressures, and we may not be able to fully offset such higher costs through price increases under our capacity purchase agreements. Salaries, wages and benefits expense represented 45.8% of our total operating expense for the six months ended June 30, 2025. For illustrative purposes, a hypothetical increase of 25% to our salaries, wages and benefits during the six months ended June 30, 2025, would have increased our operating expenses by approximately $191.9 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, accurately and within the time periods specified in the rules and forms of the SEC. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2025, those controls and procedures were effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

During the six months ended June 30, 2025, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities. As of June 30, 2025, our management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on our financial position, liquidity or results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors (the “Board”) has adopted stock repurchase programs which authorize us to repurchase shares of our common stock in the public market or in private transactions, from time to time, at prevailing prices. Our stock repurchase program adopted in May 2023 authorized the repurchase of up to $250.0 million of our common stock. In May 2025, the Board approved a $250 million increase to the existing stock repurchase program. The following table summarizes the repurchases under our stock repurchase program during the three months ended June 30, 2025:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in Thousands)
April 1, 2025 - April 30, 2025	144,657	$85.46	144,657	$21,554
May 1, 2025 - May 31, 2025	39,128	$96.80	39,128	$267,767
June 1, 2025 - June 30, 2025	11,400	$100.48	11,400	$266,621
Total	195,185	$88.61	195,185	$266,621
(1)	In May 2023, our Board approved a stock repurchase program and authorized us to repurchase up to $250.0 million of our common stock. In May 2025, the Board approved a $250 million increase to the existing stock repurchase program. Purchases are made at management’s discretion based on market conditions and financial resources. As of June 30, 2025, we had repurchased 5,163,143 shares of our common stock for $233.4 million and, following such increase, had $266.6 million remaining availability under the stock repurchase program.

ITEM 5.  OTHER INFORMATION

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, to be signed on its behalf by the undersigned, thereunto duly authorized, on July 25, 2025.

SKYWEST, INC.

By	/s/ Robert J. Simmons
Robert J. Simmons
Chief Financial Officer