Form 10-K
period 2025-12-31
SKYWEST INC
filed 2026-02-17
CIK 793733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of the registrant’s common stock held by non-affiliates (based upon the closing sale price of the registrant’s common stock on The Nasdaq Global Select Market) on June 30, 2025 was approximately $4,156,927,217.

As of February 10 2026, there were 40,406,672 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s proxy statement to be used in connection with the registrant’s 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report as specified. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2025.

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

Cautionary Statement Concerning Forward-Looking Statements

Certain of the statements contained in this Report should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” “hope,” “likely,” and “continue” and similar terms used in connection with statements regarding our outlook, anticipated operations, the revenue environment, our contractual relationships, and our anticipated financial performance. These statements include, but are not limited to, statements about the continued demand for our product, the effect of economic conditions on SkyWest’s business, financial condition and results of operations, the timing of scheduled aircraft deliveries, fleet expansion, changes in aircraft seat configurations, transition and anticipated fleet size for SkyWest in upcoming periods, expected production levels in future periods and associated recovery from captain staffing challenges, pilot attrition trends, SkyWest’s coordination with United Airlines, Inc. (“United”), Delta Air Lines, Inc. (“Delta”), American Airlines, Inc. (“American”) and Alaska Airlines, Inc. (“Alaska”) (each, a “major airline partner” and together, “major airline partners”) regarding the delivery of aircraft under previously announced agreements and timing of placing new aircraft deliveries into service, the expected terms, timing and benefits related to SkyWest’s leasing, strategic arrangements, strategic agreements and equity investments in third parties, the potential use of SkyWest Charter (“SWC”) as a commuter air carrier, SkyWest’s provision of assets to Corporate Flight Management, Inc. d/b/a Contour Airlines (“Contour”), scheduled flight service to smaller communities, increasing the utilization and efficiency of all fleet types as well as SkyWest’s future financial and operating results, plans, objectives, expectations, estimates, intentions and outlook, and other statements that are not historical facts. All forward-looking statements included in this Report are made as of the date hereof and are based on information available to SkyWest as of such date. SkyWest assumes no obligation to update any forward-looking statements unless required by law. Readers should note that many factors could affect the future operating and financial results of SkyWest and could cause actual results to vary materially from those expressed in forward-looking statements set forth in this Report. These factors include, but are not limited to the challenges of competing successfully in a highly competitive and rapidly changing industry; developments associated with fluctuations in the economy and the demand for air travel, including related to inflationary pressures, and related decreases in customer demand and spending; uncertainty regarding potential future outbreaks of infectious diseases or other health concerns, and the consequences of such outbreaks to the travel industry, including travel demand and travel behavior, and our major airline partners in general and the financial condition and operating results of SkyWest in particular; the prospects of entering into agreements with existing or other carriers to fly new aircraft; uncertainty regarding timing and performance of key third-party service providers; ongoing negotiations between SkyWest and its major airline partners regarding their contractual obligations; uncertainties regarding operation of new aircraft; the ability to attract and retain qualified pilots, mechanics and other personnel in operations; the impact of regulatory issues such as pilot rest rules and qualification requirements; the ability to obtain aircraft financing; the financial stability of SkyWest’s major airline partners and any potential impact of their financial condition on the operations of SkyWest; fluctuations in flight schedules, which are determined by the major airline partners for whom SkyWest conducts flight operations; variations in market and economic conditions; significant aircraft debt commitments; estimated useful life of long-lived assets, residual aircraft values and related asset impairments; labor relations and costs; the impact of global instability; rapidly fluctuating fuel costs and potential fuel shortages; the impact of weather-related, natural disasters and other air safety incidents on air travel and airline costs; aircraft deliveries; uncertainty regarding ongoing international hostilities, including those between Russia and Ukraine, Israel and Hamas, and Israel and Iran, and the related impacts on macroeconomic conditions and on the international operations of any of our major airline partners as a result of such conflicts; the availability of parts used in connection with maintenance and repairs of the aircraft; the availability of suitable replacement aircraft for aging aircraft; the impact of enacted and proposed U.S. tariffs on global economic conditions and the financial markets, passenger demand, the cost of aircraft parts and supplies sourced internationally and the cost of service providers located outside of the United States; the impact of potential future U.S. government shutdowns on air traffic controller staffing, flight cancellations and federal Essential Air Service (“EAS”) subsidies and other unanticipated factors.

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

ITEM 1. BUSINESS

General

Through SkyWest Airlines, our primary operating entity, we offer scheduled passenger service to destinations in the United States, Canada and Mexico. Substantially all of our flights are operated as United Express, Delta Connection, American Eagle or Alaska Airlines flights under code-share agreements with United, Delta, American or Alaska, respectively. Code-share agreements are commercial agreements between airlines that, among other things, allow one airline to use another airline’s flight designator codes on its flights. As of December 31, 2025, we offered approximately 2,260 daily departures, of which approximately 940 were United Express flights, 680 were Delta Connection flights, 420 were American Eagle flights and 210 were Alaska Airlines flights.

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

Fleet

SkyWest has been flying since 1972. During our long operating history, we have developed an industry-leading reputation for providing quality regional airline service. As of December 31, 2025, our fleet consisted of aircraft manufactured by Embraer S.A. (“Embraer”), including the E175 regional jet aircraft (“E175”), and aircraft manufactured by MHI RJ Aviation ULC, formerly known as Bombardier Aerospace (“Bombardier”), including the Canadair CRJ900 regional jet aircraft (“CRJ900”), the Canadair CRJ700 regional jet aircraft (“CRJ700”), including a 50-seat configuration of the CRJ700 aircraft, commonly referred to as a “CRJ550” and the Canadair CRJ200 regional jet aircraft (“CRJ200”). As of December 31, 2025, we had 637 total aircraft in our fleet, including 487 aircraft in scheduled service or under contract pursuant to our code-share agreements, summarized as follows:

	E175	CRJ900	CRJ700/CRJ550	CRJ200	Total
United	121	—	37	58	216
Delta	87	32	18	—	137
American	20	4	68	—	92
Alaska	42	—	—	—	42
Aircraft in scheduled service or under contract	270	36	123	58	487
SWC	—	—	—	11	11
Leased to third parties	—	5	40	—	45
Other (1)	—	10	15	69	94
Total Fleet	270	51	178	138	637
(1)	As of December 31, 2025, other aircraft included: supplemental spare aircraft supporting our code-share agreements that may be placed under future code-share or leasing agreements, aircraft scheduled to be placed under a code-share agreement with one of our major airline partners or aircraft that are scheduled to be disassembled for use as spare parts.

Bombardier and Embraer are the primary manufacturers of regional jets operated in the United States and offer many of the amenities of larger commercial jet aircraft, including flight attendant service, a stand-up cabin, overhead and under seat storage, lavatories and in-flight snack and beverage service. The Bombardier CRJ900, CRJ700 and CRJ550 aircraft and the Embraer E175 aircraft we operate under our code-share agreements are configured with a first-class seating section. The Bombardier CRJ200 aircraft we operate under our code-share agreements are configured in a 50-seat configuration with single-class seating. The speed of Bombardier and Embraer regional jets is comparable to larger aircraft operated by major airlines, and they have a range of approximately 1,600 miles and 2,100 miles, respectively. As of December 31, 2025, our fleet seat configuration by aircraft type is summarized as follows:

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

As of December 31, 2025, SkyWest Leasing leased 40 CRJ700 aircraft, five CRJ900 aircraft and regional jet aircraft engines to third parties.

SkyWest Charter (SWC)

In 2022, we formed a new subsidiary, SWC, which began operations in 2023. SWC offers on-demand charter service using CRJ200 aircraft in a 30-seat configuration. As of December 31, 2025, SWC had 11 aircraft available for on-demand charter service. In September 2025, the U.S. Department of Transportation (the “DOT”) granted SWC authorization to operate as a commuter air carrier. We are evaluating opportunities to use SWC as a commuter air carrier.

Competition and Economic Conditions

The airline industry is highly competitive. We compete principally with other regional airlines. Our operations extend throughout most major geographic markets in the United States. Our competition includes, therefore, nearly every other domestic regional airline. Our primary competitors include CommuteAir, Inc.; Endeavor Air, Inc. (“Endeavor”) (owned by Delta); Envoy Air Inc. (“Envoy”), PSA Airlines, Inc. (“PSA”) and Piedmont Airlines (“Piedmont”) (Envoy, PSA and Piedmont are owned by American); Horizon Air Industries, Inc. (“Horizon”) (owned by Alaska Air Group, Inc.); GoJet Airlines, LLC (“GoJet”); and Republic Airways Holdings Inc. (“Republic”). Major airlines typically award code-share flying agreements to regional airlines based primarily upon the following criteria: ability to fly contracted schedules, availability of labor resources, including pilots, low operating cost, financial resources, geographical infrastructure, overall customer service levels relating to on-time arrival and flight completion percentages and the overall image of the regional airline. Additionally, each major airline may be limited in the number and type of regional aircraft it may use in its network due to agreements the major airline has with its own labor groups, commonly referred to in the industry as “scope limitations.” Given our major airline partners’ scope limitations, we currently do not operate a regional aircraft configured with more than 76 seats.

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

Generally, the airline industry is sensitive to changes in general economic conditions. Economic downturns, combined with competitive pressures, have contributed to a number of reorganizations, bankruptcies, liquidations and business combinations among major and regional carriers. The effect of economic downturns may be somewhat mitigated by our predominantly contract-based flying agreements. If, however, any of our major airline partners experience a prolonged decline in the number of passengers or are negatively affected by low ticket prices or high fuel prices, they may seek rate reductions in future code-share agreements, or materially reduce scheduled flights in order to reduce their costs. In addition, adverse weather conditions can impact our ability to complete scheduled flights and can have a negative impact on our operations and financial condition. Also, major airline scope limitations may restrict certain fleet-type growth opportunities for the regional carriers. Additionally, attrition of our pilots or other workgroups may reduce our flying schedules and have a negative impact on our operations and financial condition.

Impact of Regional Airline Captain Availability on Production

As passenger demand in the airline industry recovered from the COVID-19 pandemic in 2020, the number of regional airline captains and first officers hired by major airlines and low-cost carriers significantly increased. As a result, we experienced a high level of captain and first officer attrition during 2022 and 2023, which constrained our capacity to operate our major airline partners’ requested flight schedules in full. During 2024, captain attrition began to ease and, by the end of 2025, we were operating full flight schedules requested by our major airline partners. Sequential fluctuations in the number of completed departures and completed block hours from 2023 to 2025 were primarily driven by available captains.

Capacity and flight schedule impact. We completed the following number of flights and related block hours in 2025, 2024 and 2023:

	For the year ended December 31,
	2025	2024	2023
Departures	863,513	766,742	691,962
Block hours	1,481,723	1,292,040	1,140,443

Liquidity

At December 31, 2025, we had $782.5 million in total available liquidity, consisting of $706.9 million in cash, cash equivalents and marketable securities, and $75.6 million available for borrowing under our line of credit.

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

Code-Share Agreements

Regional airlines generally enter into code-share agreements with major airlines, pursuant to which the regional airline is authorized to use the major airline’s two-letter flight designator codes to identify the regional airline’s flights and fares in the central reservation systems, to paint its aircraft with the colors and/or logos of the major airline and to market and advertise its status as a carrier for the major airline. Code-share agreements also generally obligate the major airline to provide services such as reservations, ticketing, ground support and gate access to the regional airline, and the major airline often coordinates marketing, advertising and other promotional efforts. In exchange, the regional airline provides a designated number of low-capacity (usually between 50 and 76 seats) flights between larger airports served by the major airline and surrounding cities, usually in lower-volume markets. The financial arrangements between the regional airlines and their code-share partners usually involve either capacity purchase agreements or prorate agreements as explained below:

●	Capacity Purchase Agreements. Under a capacity purchase agreement, the major airline generally pays the regional airline a fixed-fee for each departure, flight hour (measured from takeoff to landing, excluding taxi time) and block hour (measured from takeoff to landing, including taxi time) and an amount per aircraft in service each month with additional incentives based on completion of flights, on-time performance and other operating metrics. The regional airline typically acquires or finances the aircraft used under the capacity purchase agreement, which is accounted for as a lease of the aircraft to our major airline partner. In addition, under a capacity purchase agreement, the major airline bears the risk of fuel price fluctuations and certain other costs. Regional airlines benefit from capacity purchase agreements because they are protected from some of the elements that typically cause volatility in airline financial performance, including variations in ticket prices, number of passengers onboard each flight and changes in fuel prices. However, regional airlines with capacity purchase agreements generally do not benefit from positive trends in ticket prices, ancillary revenue, such as baggage and food and beverage fees, the number of passengers enplaned or decreasing fuel prices, because the major airlines retain passenger fare volatility risk and fuel costs associated with the regional airline flight.
●	Prorate Agreements. Under a prorate agreement, the major airline and regional airline negotiate a passenger fare proration formula for specifically identified routes, pursuant to which the regional airline receives a percentage of the ticket revenues for those passengers traveling for one portion of their trip on the regional airline and the other portion of their trip on the major airline. On the other hand, the regional airline receives all of the passenger fare when a passenger purchases a ticket on a prorate route solely operated by the regional airline. Substantially all costs associated with the regional airline flight are borne by the regional airline, including the fuel cost. In a prorate agreement, the regional airline may realize increased profits as ticket prices and passengers carried increase or fuel prices decrease and, correspondingly, the regional airline may realize decreased profits as ticket prices and passengers carried decrease or fuel prices increase.

We have code-share agreements with United, Delta, American and Alaska. During the year ended December 31, 2025, approximately 84% of our flying agreements revenue related to capacity purchase agreement flights, where United, Delta, American and Alaska controlled scheduling, ticketing, pricing, and seat inventories. The remainder of our flying agreements revenue during the year ended December 31, 2025, related to prorate flights for United, Delta or American, where we controlled scheduling, pricing and seat inventories on certain prorate routes, and shared passenger fares with United, Delta or American according to prorate formulas and SWC on-demand charter flights. The routes placed under our prorate agreements typically include flight service between one of our partners’ hub cities and a city not served under our capacity purchase agreements.

Under our capacity purchase agreements, our major airline partners compensate us for our costs of owning the aircraft on a monthly basis. The aircraft compensation structure varies by agreement but is intended to cover either our aircraft principal and interest debt service costs or our aircraft depreciation and interest expense while the aircraft is under contract. The number of aircraft under our capacity purchase agreements and our prorate agreements as of December 31, 2025 is reflected in the summary below. The following summaries of our code-share agreements with our major airline partners do not purport to be complete and are qualified in their entirety by reference to the applicable agreement.

United Express Agreements
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
United Express Agreements	• E175	121	Individual aircraft have scheduled
(capacity purchase agreements)	• CRJ700/CRJ550	37	removal dates under the agreements
	• CRJ200	30	between 2026 and 2033

United Express Prorate Agreement	• CRJ200	28*	Terminable with 120-day notice
Total under United Express Agreements		216

Delta Connection Agreements
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
Delta Connection Agreement	• E175	87	Individual aircraft have scheduled
(capacity purchase agreement)	• CRJ900	32	removal dates under the agreement
	• CRJ700	4	between 2026 and 2034

Delta Connection Prorate Agreement	• CRJ550	14*	Terminable with 30-day notice
Total under Delta Connection Agreements		137

American Agreements
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
American Agreement	• E175	20	Individual aircraft have scheduled
(capacity purchase agreement)	• CRJ700	68	removal dates under the agreement
			between 2027 and 2032

American Prorate Agreement	• CRJ900	4*	Terminable with 180-day notice
Total under American Agreements		92

Alaska Agreement
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
Alaska Agreement	• E175	42	Individual aircraft have scheduled
(capacity purchase agreement)			removal dates under the agreement
			between 2030 and 2034
*	Our prorate agreements are based on specific routes, not a specific aircraft count. The number of aircraft listed above for each prorate agreement approximates the number of aircraft we use to serve the prorate routes.

In addition to the aircraft operating under the respective agreements outlined above, we have agreed with our major airline partners to place additional aircraft under capacity purchase agreements as summarized below. We are coordinating with the aircraft manufacturer and our major airline partners regarding the timing of upcoming fleet deliveries. The anticipated deliveries and in-service timing referenced below are subject to change.

●	Capacity purchase agreement with United for eight new E175 aircraft, which are scheduled for delivery in 2026. We anticipate financing the aircraft through debt.
●	Capacity purchase agreement with Alaska for one new E175 aircraft, which is scheduled for delivery in 2026. We anticipate financing the aircraft through debt.
●	Capacity purchase agreement with Delta for 16 new E175 aircraft. 10 new E175 aircraft are currently scheduled for delivery in 2027 and six new E175 aircraft are scheduled for delivery in 2028. The Company anticipates financing the aircraft through debt.

●	Capacity purchase agreements with United for 23 used CRJ550 aircraft that are anticipated to be placed into service by the end of 2026. Pursuant to these agreements, the Company is in the process of converting its owned CRJ700s to CRJ550s.

In January 2026, we extended the scheduled contract expirations on 40 E175 aircraft with United and 13 E175 aircraft with Delta. The termination dates in the table above reflect the January 2026 extensions.

United Express Agreements

We and United are parties to two United Express capacity purchase agreements: a United Express agreement to operate certain CRJ700 aircraft, and a United Express agreement to operate E175 aircraft, CRJ550 aircraft and CRJ200 aircraft (collectively, the “United Express Agreements”).

The United Express Agreements have a latest scheduled termination date of 2033. The United Express Agreements are subject to early termination in various circumstances including:

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

Delta Connection Agreement

We and Delta are parties to a Delta Connection capacity purchase agreement (the “Delta Connection Agreement”), pursuant to which we provide contract flight services for Delta.

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

Fuel

Our capacity purchase agreements with United, Delta, American and Alaska require the respective major airline partner to pay for fuel costs, either directly to the fuel vendor or to reimburse us for the fuel costs we incur under those agreements, thereby reducing our exposure to fuel price fluctuations. Under our prorate agreements with United, Delta and American, we are responsible for the costs to operate the flights, including fuel costs, and therefore we are exposed to fuel price fluctuations for flights operated under our prorate agreements. During the year ended December 31, 2025, our major airline partners purchased the majority of the fuel for our aircraft flying under their respective capacity purchase agreements directly from their fuel vendors or, when applicable, reimbursed us for the fuel costs we incurred under the capacity purchase agreements. Historically, we have not experienced sustained material problems with the availability of fuel and believe we will be able to obtain fuel in quantities sufficient to meet our existing and anticipated future requirements at competitive prices. We typically purchase fuel from third-party suppliers for our prorate agreements. A substantial increase in the price of jet fuel for flights we operate under our prorate agreements may have a material adverse effect on our financial results if we are unable to recover such cost increases through higher passenger fares. A substantial, prolonged shortage of fuel supply in the future, could have a material adverse effect on our business, financial condition, results of operations or liquidity.

Human Capital Resources

Employee Profile

As of December 31, 2025, we employed 15,775 total employees, consisting of 5,354 pilots, 4,831 flight attendants, 2,028 airport operations personnel, 1,728 maintenance technicians, 967 other maintenance personnel, 199 dispatchers and 668 operational support and administrative personnel. Our total employees at December 31, 2025, included 1,957 part-time employees. As of December 31, 2025, all our employees are employed by SkyWest Airlines or to a limited extent, by SWC. Certain SkyWest Airlines employees also provide administrative support to the SkyWest Leasing segment. Approximately 89.6% of these employees were represented by in-house labor associations that have entered into collective bargaining agreements regarding employee compensation and work rules. None of these employees are currently represented by an outside union. Outside union organizing efforts among our employees do occur from time to time and may continue in the future. If unionization efforts are successful, we may be subjected to increased risks of work interruption or stoppage; and/or we may be limited in our ability to communicate with our employees, which would negatively impact our culture and working relationship with our employees. Additionally, an outside union may limit our ability to increase employee wages to market rates in a timely manner which could result in low employee job satisfaction and increased employee attrition. SkyWest Airlines has never experienced a work stoppage due to a strike or other labor dispute, and we consider our relationships with our employees to be good.

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

Health & Safety

Safety is the primary focus and foundation of our culture with our first guiding principle being Health and Safety First. We expect our employees to think, plan, communicate and act appropriately to prevent injury, illness or harm to themselves, fellow employees, passengers and aircraft. SkyWest’s Safety Management System (SMS) integrates an intentional safety culture into every work group and every employee process from new hire through retirement, focusing on industry-best practices in safety competencies and behaviors. Safety training is required for every SkyWest employee annually, regardless of position.

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

Attracting, Developing and Retaining Talent

Recruitment Strategies. We strive to be the employer of choice for aviation professionals pursuing a career in the regional airline industry and we continually update our recruiting strategies to attract quality aviation professionals. We adapt our recruitment efforts based on the supply of eligible aviation professionals and our outlook for anticipated future flight schedules. Our recruiting focus generally targets key aviation technical roles, especially pilots and mechanics. We seek qualified individuals through publishing positions on both internal and external career websites, supporting professional development leads, investment in targeted advertising, social media outreach, employee referrals and relationships with community-based organizations and educational institutions. Through various interview and related programs with our major airline partners, including United’s Aviate program, our pilots have carrier pathway opportunities with our major airline partners.

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

Employee Reporting

Our Code of Conduct contains general guidelines for conducting business in an ethical manner. We are committed to a working environment that is safe and supports open and honest communication. We have established a reporting system for any SkyWest employee to report a violation of Company policy including harassment, discrimination, drug and alcohol use, questionable financial practice, or a breach involving safety or security. A general grievance may also be filed even if an employee has already utilized their chain of command or chooses to remain anonymous. Our Code of Conduct also forbids retaliation against any employee who, in good faith, reports a suspected violation of law or policy. Reports can be filed with an independent service provider using a toll-free ethics and grievance hotline or by using an online reporting system accessible through SkyWest’s intranet.

Government Regulation

All interstate air carriers, including SkyWest, are subject to regulation by the DOT, the U.S. Federal Aviation Administration (the “FAA”) and other governmental agencies. Regulations promulgated by the DOT primarily relate to economic aspects of air service. The FAA requires operating, airworthiness and other certificates; approval of personnel who may engage in flight, maintenance or operating activities; record-keeping procedures in accordance with FAA requirements; and FAA approval of flight training and retraining programs. Generally, governmental agencies enforce their regulations through, among other methods, certifications, which are necessary for the continued operations of SkyWest, and proceedings, which can result in civil or criminal penalties or revocation of operating authority. The FAA can also issue maintenance directives and other mandatory orders relating to, among other things, grounding of aircraft, inspection of aircraft, installation of new safety-related items and the mandatory removal and replacement of aircraft parts.

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

As the largest regional airline in the United States, we remain committed to working with our major airline partners to lower our environmental footprint while continuing to offer the best service to our customers and the communities we serve. Our largest source of emissions and environmental impact comes from utilizing jet fuel on flights operated under our code-share agreements with our major airline partners. Under our capacity purchase agreements, our major airline partners purchase the aircraft fuel we consume, select the aircraft type we operate, and set flight schedules, all of which are variables which impact fuel consumption efficiencies. During 2025, we produced approximately 6.3 million metric tons of CO2e from fuel burned, using industry emissions factors, on flights we operated under our code-share agreements. We are largely dependent on direction from our major airline partners regarding long-term fuel saving and carbon reducing initiatives such as engine innovations reducing fuel consumption, use of sustainable alternative fuels, carbon sequestration programs, air traffic flow routing efficiencies, and similar initiatives. Each of our major airline partners may pursue alternative strategies and goals to reduce carbon emissions on flights we operate under our code-share agreements that may impact the rate at which we are able to reduce our carbon emissions, if at all. We anticipate our major airline partners will take responsibility for carbon emissions incurred on our contract flights.

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

We have entered into a strategic arrangement with Eve Holding, Inc. (“Eve”, formerly EVE UAM, LLC, an Embraer company) to develop a network of deployment for Eve UAM’s electric vertical takeoff and landing (“eVTOL”) aircraft. Subject to an agreement of key commercial terms, this arrangement includes the option for SkyWest to purchase up to 100 eVTOL aircraft.

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

Insurance

We maintain insurance policies we believe are of types customary in the industry and in amounts we believe are adequate to protect against material loss. These policies principally provide coverage for public liability, passenger liability, baggage and cargo liability, property damage, including coverage for loss or damage to our flight equipment, and workers’ compensation insurance, and other coverages.

Seasonality

Our results of operations for any interim period are not necessarily indicative of those for the entire year, in part because the airline industry is subject to seasonal fluctuations and changes in general economic conditions. Our operations are somewhat favorably affected by leisure travel on our prorate routes, historically contributing to increased travel in the summer months, and are unfavorably affected by decreased business travel during the months from November through January and by inclement weather which can result in cancelled flights, principally during the winter months. Additionally, a significant portion of our capacity purchase agreements are based on completing flights and we typically have more scheduled flights during the summer months. We generally experience a significantly higher number of weather cancellations during the winter months, which negatively impacts our revenue during such months.

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

Our operations and financial condition are affected by many changing economic and other conditions beyond our control, including, among others:

●	actual or potential changes in international, national, regional and local economic, business and financial conditions, including recession, inflation, higher interest rates, higher taxes and/or tariffs, public health emergencies, including pandemics, wars (including the ongoing conflict between Russia and Ukraine, Israel and Hamas, and Israel and Iran), terrorist attacks or political instability;
●	impact on workforce availability and economic uncertainty;
●	future public health threats, outbreaks of diseases or other illnesses could negatively affect travel behavior and the industry;
●	changes in consumer preferences, perceptions, spending patterns or demographic trends;
●	changes in the competitive environment due to industry consolidation, new airlines entering the market, our major airline partners operating smaller sized aircraft that may reduce the demand for regional aircraft and other factors;
●	actual or potential disruptions to U.S. air traffic control systems, caused by a government funding shutdown or otherwise;
●	interference on aviation equipment from the deployment of 5G wireless telecommunications systems, or other factors disrupting communications;
●	price of jet fuel and oil that may negatively impact the number of flights we are scheduled to operate by our major airline partners under our capacity purchase agreements and may negatively impact the profitability of our prorate agreements;
●	disruptions in the credit markets, which may impact availability of price competitive financing;
●	weather and natural disasters.

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

We may experience disruption in service due to delays from key third-party service providers.

We rely on third-party service providers to supply aircraft parts and for a variety of services and other functions critical to our business, particularly related to airframe and engine maintenance and repair. A service failure by one of our key service providers could result in a disruption to our operations. We use third party service providers in several areas including, but not limited to, aircraft maintenance, ground handling, fueling, telecommunication systems and information technology services. Current economic conditions have resulted in delays from third-party service providers for spare aircraft parts, and third-party service providers have recently experienced challenges in retaining trained technicians. Delays from third-party service providers could negatively impact our ability to timely maintain our fleet currently in service. Additionally, we plan to continue bringing certain CRJ aircraft out of storage and placing such aircraft into service. Delays in receiving spare parts and/or outsourced maintenance services could delay our efforts to place stored aircraft back into service.

Further, in the event that one or more vendors experiences labor shortages, aircraft part shortages, seeks bankruptcy protection, ceases operation or fails to perform as promised, replacement services may not be readily available at competitive rates, or at all. If one of our vendors fails to perform adequately, we may experience increased costs, delays, maintenance issues, safety issues or negative public perception of our airline. Vendor bankruptcies, unionization, regulatory compliance issues or significant changes in the competitive marketplace among suppliers could adversely affect vendor services or force us to renegotiate existing agreements on less favorable terms. These events could result in disruptions in our operations or increases in our cost structure.

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

There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information. Because we rely on third-party vendors and service providers for functions critical to our business, including information technology infrastructure and services, successful cyberattacks that disrupt or result in unauthorized access to third-party IT Systems can materially impact our operations and financial results. Remote and hybrid working arrangements at our company (and at many third-party service providers) also increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. Additionally, any integration of artificial intelligence into our operations, products or services, or those of our third party vendors, service providers or airline partners, is expected to pose new or unknown cybersecurity risks and challenges.

We and certain of our third-party service providers have in the past experienced cybersecurity incidents. We expect such incidents to continue in varying degrees and cannot assure our cybersecurity risk management program will prevent such incidents from occurring in the future. While no incidents have had a material impact on our operations or financial results to date, we cannot guarantee that material incidents will not occur in the future as further described in “Item 1C. Cybersecurity”. Although we previously carried cybersecurity insurance coverage in the past, we currently do not have cybersecurity insurance coverage. Any cybersecurity incident or other adverse impact to the availability, integrity or confidentiality of our IT Systems or Confidential Information could compromise our ability to operate flights or technology systems, result in the loss of Confidential Information, legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, liability or regulatory penalties, disruption to our operations, damage to our reputation, loss of existing or future customers and/or significant incident response, system restoration or remediation and future compliance costs. Any or all of the foregoing could adversely affect our business, results of operations and financial condition.

Interruptions or disruptions in service at one of our hub airports, due to weather, system malfunctions or for any other reason, could have a material adverse impact on our operations.

We currently operate primarily through hubs supporting our major airline partners’ route networks across the United States. Nearly all of our flights either originate from or fly into one of these hubs. Our revenues depend primarily on our completion of flights and secondarily on service factors such as timeliness of departure and arrival. Any interruptions or disruptions could, therefore, severely and adversely affect us. Extreme weather such as hurricanes or tornados can cause flight disruptions, and, during periods of storms or adverse weather, our flights may be canceled or significantly delayed. We operate a significant number of flights to and from airports with potential winter related or other weather difficulties, including but not limited to, Chicago, Dallas, Denver, Detroit, Houston, Minneapolis, Salt Lake City and San Francisco. A significant interruption or disruption in service at one of our hubs, due to adverse weather, system malfunctions, air traffic control disruptions, airport construction, security closures, protests or otherwise, could result in the cancellation or delay of a significant portion of our flights and, as a result, could have a severe adverse impact on our operations and financial performance.

We may experience difficulty in recruiting, training and retaining a sufficient number of qualified pilots.

Our operations rely on recruiting and training qualified pilots. FAA regulations regarding personnel certification and qualifications have limited and, along with potential future changes in FAA regulations, could continue to limit the number of qualified new entrants that we could hire. In the event we are unable to recruit and train a sufficient number of qualified pilots, we may be unable to operate requested flight schedules under our capacity purchase agreements, which could result in a reduction in revenue and operating inefficiencies, such as incremental new-hire training costs, and our business and financial condition could be adversely affected.

Our operations also rely on retaining qualified pilots, including captains and first officers. Our pilots may seek employment at major airlines, low-cost carriers or cargo carriers, which generally offer higher salaries and more extensive benefit programs than regional airlines. A shortage of captains caused a sequential reduction in our annual block hours in 2022 and 2023. Although captain attrition levels eased in 2024 and we were operating full flight schedules requested by our major airline partners by the end 2025, future elevated pilot attrition levels could constrain our flight schedules. Operating at reduced flying schedules results in operating inefficiencies which negatively impacts our financial results. If we request our major airline partners to reduce our flight schedules due to pilot or other labor shortages, our major airline partners may seek to enforce financial penalties or reduce the compensation otherwise payable to us under our capacity purchase agreements, which would likely have a negative impact on our revenues and adversely impact our financial condition.

We have experienced, and may continue to experience, difficulty recruiting and retaining other operational personnel.

In addition to pilots, our operations rely on recruiting and retaining other qualified personnel, including, but not limited to, flight attendants, maintenance technicians, dispatch personnel, crew support and other operational personnel. Our operational personnel may seek employment at major airlines, which generally offer higher salaries and more extensive benefit programs than regional airlines. Additionally, alternative career opportunities in other industries, developments in artificial intelligence or other macroeconomic factors could increase our attrition and/or negatively impact our ability to recruit new employees. Should the attrition of our employees sharply increase, we may not be able to hire sufficient personnel to replace those leaving. In the event we are unable to hire and retain other qualified personnel, we may be unable to operate requested flight schedules under our capacity purchase agreements, which could result in a reduction in revenue and operating inefficiencies, such as incremental new-hire training costs, and our business and financial condition could be adversely affected.

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

The United States has recently enacted significant tariffs in excess of historical levels, and United States trade policies continue to evolve. Accordingly, there continues to exist significant uncertainty about the future relationship between the United States and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets. The recently enacted tariffs have had a significant impact on the cost of aircraft parts and supplies sourced internationally, including but not limited to, the non-U.S. manufactured components used on the E175 aircraft we import from Brazil. These added costs negatively impact us.

Compliance, or failure to comply, with new or existing laws, regulations and other requirements relating to the privacy, security and handling of information about individuals could adversely affect our business, results of operations, or financial condition.

We receive information related to employees and other individuals in order to run our business. Laws, regulations and other requirements relating to the privacy, security and handling of information about individuals, alongside the application and interpretation of such requirements, are constantly evolving and developing and subject to change, creating a complex compliance environment. There has been heightened legislative and regulatory focus on data privacy and security in the United States and elsewhere, including in relation to cybersecurity incidents, and it is possible that new laws, amendments to or interpretations of existing laws, regulations and other requirements may require us to incur significant costs, implement new processes or change our handling of information and business operations. In addition, any failure or perceived failure by us to comply with laws, regulations and other requirements relating to the privacy, security and handling of information could result in legal claims or proceedings (including class actions), regulatory investigations or enforcement actions. We could incur significant costs in investigating and defending such claims and, if found liable, pay significant damages or fines or be required to make changes to our business. Further, these proceedings and any subsequent adverse outcomes may subject us to significant negative publicity and an erosion of trust. If any of these events were to occur, our business, results of operations, and financial condition could be materially adversely affected.

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

As of December 31, 2025, 353 out of our total 487 aircraft in scheduled service were operating under a capacity purchase agreement or a prorate agreement with either United or Delta. If our code-share relationship with United or Delta were terminated, our operations would be significantly impacted and we would not likely have an immediate source of revenue or earnings to offset such loss. A termination of either of these relationships would likely have a material adverse effect on our financial condition, operating revenues and net income unless we are able to enter into satisfactory substitute arrangements for the utilization of the affected aircraft by other code-share partners, or, alternatively, obtain the airport facilities and gates and make the other arrangements necessary to fly as an independent airline. We may not be able to enter into substitute code-share agreements, and any such arrangements we might secure may not be as favorable to us as our current agreements. Operating SkyWest Airlines as an airline independent from our major airline partners would be a significant departure from our business plan and would likely require significant time and resources and may not be a viable alternative.

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

Under our capacity purchase agreements with our major airline partners, a portion of our compensation is based on pre-determined rates that are applied to our production, such as block hours, for the period. We also receive fixed monthly payments related to overhead costs and aircraft ownership costs from our major airline partners. Reduced utilization of our aircraft under our capacity purchase agreements will likely have a material adverse impact on the results of our operations and financial condition. In recent years, compensation under our capacity purchase agreements with certain major airline partners have a lower percentage of contractual fixed monthly payments and a higher percentage of contractual variable payments. A compensation structure that is weighted more to utilization and less to fixed payments could have a material adverse impact on the results of our operations and financial condition if utilization levels decrease. Additionally, amendments to our capacity purchase agreements that result in changes to our future scheduled fixed monthly payments will likely impact the timing of our revenue recognition. During the year ended December 31, 2025, the revenue we recognized was $57.8 million more than the fixed monthly cash payments received. As of December 31, 2025, we have received a cumulative total of $264.6 million in fixed monthly cash payments that we have not recognized as revenue. Although we currently anticipate we will recognize previously deferred revenue for the year ending December 31, 2026, future contract amendments or reduced utilization levels of our aircraft could negatively impact the timing of our revenue recognition.

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

Revenue levels from our prorate agreements with our major airline partners may not continue to increase and are terminable upon notice of 180 days or less. Additionally, revenue levels from our SWC operation may not continue to increase.

While our prorate agreements and SWC revenue increased $153.0 million, or 33.5%, for the year ended December 31, 2025, compared to the year ended December 31, 2024, there is no assurance our prorate revenue or SWC revenue will continue to increase in 2026 or thereafter. Future increases in prorate revenue is based on several factors subject to change including, but not limited to, passenger demand on prorate routes, approval of new routes with our major airline partners, maintenance required to return parked aircraft for service and labor availability. Additionally, there is no assurance we will continue to be awarded subsidy contracts under the EAS program on applicable prorate routes from the DOT going forward. Additionally, there is no assurance the EAS program will continue to receive funding by the U.S. Government. Future increases in SWC revenue is also based on several factors subject to change including, but not limited to, corporate or institutional demand for charter flights, competition for charter business and availability of other charter alternatives, such as ground transportation. SWC was granted commuter authority from the DOT in 2025, allowing SWC to expand its route strategy. There is no assurance that SWC will be awarded EAS markets or other commuter routes in the future, nor that demand for its services will materialize as anticipated.

Our prorate flying agreements with our major airline partners permit each major airline partner to terminate the agreement in its discretion by giving us notice of 180 days or less. If one of our major airline partners elects to terminate a flying agreement with notice of 180 days or less, our ability to use the aircraft under an alternative agreement with similar economics may be limited, which could negatively impact our financial results. Additionally, even if we could subsequently place the aircraft into service with a different major airline partner, of which there can be no assurance, we likely would incur inefficiencies and incremental costs, such as changing the aircraft livery, during the transition period, which would negatively impact our financial results.

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

We have previously experienced disagreements with our major airline partners regarding the interpretation of various provisions of our code-share agreements. Some of those disagreements have resulted in litigation, and we may be subject to additional disputes and litigation in the future. Furthermore, there can be no assurance that any or all future disputes and related proceedings, if commenced, would be resolved in our favor. An unfavorable result in any such proceeding could have adverse financial consequences or require us to modify our operations. Such disagreements and their consequences could have an adverse effect on our relationship with our major airline partners, operating results and financial condition.

We operate on-demand charter flights through our wholly-owned subsidiary, SWC, and such operations involve significant risk.

SWC offers on-demand charter service using CRJ200 aircraft in a 30 seat configuration under its own FAA operating certificate. As we pursue growth opportunities with SWC, there may be significant risks, including that SWC may divert management’s attention or the Company’s resources from our core business and strategies. Additionally, the anticipated objectives of SWC, such as those associated with its recent DOT approval to operate under commuter authority, may not materialize or may take longer to materialize than anticipated.

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

Under our capacity purchase agreements with our major airline partners, a portion of our compensation is based upon pre-determined rates typically applied to production statistics (such as departures, block hours, flight hours and number of aircraft in service each month). The primary operating costs intended to be compensated by the pre-determined rates include our labor and training costs, aircraft maintenance expenses and overhead costs. During the year ended December 31, 2025, approximately 93.0% of our code-share operating costs were reimbursable at pre-determined rates and 7.0% of our code-share operating costs were directly reimbursed costs, often referred to as pass-through costs. Our business is labor intensive, requiring large numbers of pilots, flight attendants, mechanics and other personnel. Labor costs constitute a significant percentage of our total operating costs. Increases in our labor costs could result in a material reduction in our earnings. For example, during the years ended December 31, 2025 and 2024, our salary, wage and benefit costs constituted approximately 45.3% and 48.3% of our total operating costs, respectively. Various factors may cause us to significantly increase compensation to our labor groups, such as higher compensation offered by other airlines or other factors impacting the labor market in the United States. Our inability to offset increased labor costs through rate increases under our capacity purchase agreements with all our major airline partners could negatively impact our operating profitability. Currently, we believe our labor costs are competitive relative to other regional airlines. However, we cannot provide assurance that our labor costs going forward will remain competitive because of changes in supply and demand for labor in the regional airline industry. We compete against other airlines and businesses for labor in many highly skilled positions. If we are unable to hire, train and retain qualified employees at a reasonable cost, sustain employee engagement in our strategic vision, or if we are unsuccessful at implementing succession plans for our key staff, we may be unable to grow or sustain our business. Labor costs to recruit, incentivize and retain skilled employees may significantly increase in the future due to increased competition for the limited number of qualified industry personnel. Attrition rates that exceed our ability to hire and replace applicable workgroups could negatively impact our ability to generate revenue, negatively impact our operating results, increase our training and labor costs and our business prospects could be harmed.

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

Any new labor agreement entered into by other regional carriers with their work forces may result in higher industry wages and increase pressure on us to increase the wages and benefits of our employees. If our labor agreements become uncompetitive with respect to employee compensation or work rules, we may experience higher employee attrition and low employee job satisfaction, which may negatively impact our operating and financial results.

Our employees are represented by in-house associations; however, organizing efforts to join national unions among those employees occur from time to time. Such efforts will likely continue in the future and may ultimately result in some or all of our employees being represented by one or more national unions. If our employees were to unionize or be deemed to be represented by one or more national unions, negotiations with these unions could divert management’s attention and disrupt operations. Additionally, representation by a national union may limit our ability to have open communications with our employees, negatively impact our company culture and deter our ability to amend and increase our compensation packages for market conditions in a timely manner, which may result in higher employee dissatisfaction and attrition. Moreover, we cannot predict the outcome of any future negotiations relating to union representation or collective bargaining agreements. A national union soliciting to represent our employees may represent employees at mainline carriers or other regional airlines and may have conflicting interests with those of our employees or SkyWest. Future collective bargaining agreements involving a national union and our employees may negatively impact our relationship with our employees and have an adverse impact on our operating and financial results.

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

Pursuant to our capacity purchase agreements, our major airline partners have agreed to bear the economic risk of fuel price fluctuations on our contracted flights. However, we bear the economic risk of fuel price fluctuations on our prorate and SWC operations. As of December 31, 2025, we operated 28 CRJ200s under a prorate agreement with United, 14 CRJ550s under a prorate agreement with Delta and 10 CRJ900s under a prorate agreement with American. As of December 31, 2025, we had 11 CRJ200s available for on-demand charter service through SWC. Our operating and financial results with respect to these prorate agreements and charter services can be negatively affected by the price of jet fuel in the event we are unable to increase our passenger fares. Additionally, in the event of prolonged low fuel prices, our competitors may lower their passenger ticket prices on routes that compete with our prorate or charter markets, which could negatively impact our prorate and charter revenue.

Our business could be harmed if we lose the services of our key personnel.

Our business depends upon the efforts of our president and chief executive officer, Russell A. Childs, and our other key management and operating personnel. We may have difficulty replacing management or other key personnel who cease to be employed by us and, therefore, the loss of the services of any of these individuals could harm our business. We do not maintain key-person insurance on any of our executive officers.

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

In 2022, we agreed to guarantee debt for a commuter air carrier that operates smaller aircraft than we operate. The debt is secured by the air carrier’s aircraft and engines and has a five-year term. At December 31, 2025, the outstanding debt for the guarantee was $12.6 million. The purpose of this arrangement is to increase the potential number of commercial pilots in our hiring pipeline, particularly for commercial pilots who are interested in progressing their career and operating larger regional aircraft at SkyWest Airlines. In the event of default, if we are unable to sell the collateral, or the fair value is less than the required payment, it could negatively impact our financial condition and financial results. Additionally, there is no guarantee that the relationship with this entity will have a favorable effect on our ability to recruit pilots.

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

As of December 31, 2025, we had a total of approximately $2.4 billion in total long-term debt obligations. Our long-term debt obligations included $2.2 billion of debt used to finance aircraft and spare engines and $200.6 million related to borrowings under the Payroll Support Program Agreements with U.S. Department of the Treasury (“Treasury”). Various changes in airline industry and macroeconomic or other conditions could negatively impact our ability to obtain additional financing to support additional expansion plans or divert cash flows from operations and expansion plans to service the fixed obligations.

Under our capacity purchase agreements, our major airline partners compensate us for our costs of owning the aircraft on a monthly basis. The aircraft compensation structure varies by agreement but is intended to compensate us for using our aircraft while under contract. In the event any of our major airline partners defaults under a capacity purchase agreement or we are unable to extend the flying contract terms on aircraft that we have ongoing financial obligations for, our financial position and financial results could be materially adversely affected.

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

If our liquidity is materially diminished, we might not be able to timely pay our debt or other obligations or comply with certain covenants under SkyWest Airlines’ line of credit or with other material provisions of our contractual obligations.

We expect to issue debt to finance our anticipated aircraft purchases.

As of December 31, 2025, we have firm purchase commitments for 69 E175 aircraft and spare engines totaling $2.3 billion. Over the next several years, as we continue to add new aircraft to our fleet, we anticipate using significant amounts of capital to acquire these aircraft.

There can be no assurance that our operations will generate sufficient cash flow or liquidity to enable us to obtain the necessary aircraft acquisition financing to replace our current fleet, or to make required debt service payments related to our existing or anticipated future obligations. Even if we meet all required debt and other financial obligations, the amount of our long-term obligations could negatively affect our financial condition and results of operations in many ways, including:

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

As of December 31, 2025, we had approximately $5.8 billion of property and equipment and related assets, net of accumulated depreciation. In accounting for these long-lived assets, we make estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. Factors indicating potential impairment include, but are not limited to, amendments to our capacity purchase agreements that impact the anticipated cash flows for our aircraft, significant decreases in the market value of the long-lived assets, a significant change in the condition of the long-lived assets and operating cash flow losses associated with the use of the long-lived assets. In the event the estimated fair value of any of our aircraft types is determined to be lower than the net book value of the applicable aircraft type, such aircraft type in our fleet may be impaired and may result in a material impairment charge. An impairment on any of our aircraft types we operate or an increased level of depreciation expense resulting from a change to our depreciation policy and assumptions could result in a material negative impact to our financial results. Future decisions to sell specific aircraft could potentially result in write-downs for aircraft held-for sale.

We lease aircraft and engines to third parties and the lessee may default under the lease terms, which could negatively affect our financial condition, cash flow and results of operations.

We leased five CRJ900 aircraft, 40 CRJ700/CRJ550 aircraft, and several CRJ aircraft engines to third parties as of December 31, 2025. In the event a lessee defaults under the terms of the lease agreement, we may incur additional costs, including legal and other expenses necessary to repossess the aircraft or engines, particularly if the lessee is contesting the proceedings or is in bankruptcy. We could also incur substantial maintenance, refurbishment or repair costs if a defaulting lessee fails to pay such costs and where such maintenance, refurbishment or repairs are necessary to put the aircraft or engines in suitable condition for remarketing or sale. We may also incur storage costs associated with any aircraft or engine that we repossess and are unable to place immediately with another lessee. Even if we are able to immediately place a repossessed aircraft or engine into service ourselves, or place the aircraft and engines under another lessee, we may not be able to do so at a similar or favorable lease rate. A lessee default under one of our lease agreements could negatively affect our financial condition, cash flow and results of operations.

We have entered into a strategic engine leasing joint venture that operates under joint control with a third party that may not meet our investment objectives.

We have entered into a strategic engine joint venture with a third party to lease engines to other parties. This strategic venture involves investment risks, including:

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

We entered into an arrangement with a third party to develop demand for electric-powered aircraft that involves significant uncertainty and risk.

We have entered into a strategic arrangement with Eve to develop a network of deployment for Eve’s eVTOL aircraft. To support this effort, SkyWest may provide assistance to Eve on vehicle design, vertiport specifications and the certification roadmap for eVTOL operations. This strategic arrangement involves significant uncertainty risks, including:

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

The effect of any, or some combination, of the foregoing risks could affect our arrangement with Eve and future benefits may not materialize.

As of December 31, 2025, we held 1.1 million shares of common stock of Eve (NYSE: EVEX). At December 31, 2025, the fair value of our holdings in Eve was $4.3 million and there is no assurance the value of Eve common stock will increase.

We have invested in Contour, which involves significant risk and may not produce a satisfactory return on our investment.

As of December 31, 2025, we have invested $25.0 million in Contour, a 14 CFR Part 135 air carrier. This strategic investment involves significant risks, including:

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

During 2025, we produced approximately 6.3 million metric tons of CO2e primarily from jet fuel emissions, using industry emissions factors for jet fuel gallons consumed on flights we operated under our code-share agreements. Under our flying contracts, our major airline partners are responsible for fuel procurement and selection of the type of aircraft we operate and have significant control over our flight schedules. Accordingly, we anticipate our major airline partners will take responsibility for carbon emissions incurred on our contract flights. Each of our major airline partners may have different goals, strategies and timelines to reduce carbon emissions on our flights. We are largely dependent on the direction from our major airline partners regarding long-term fuel saving initiatives such as engine innovations reducing fuel consumption, use of sustainable alternative fuels, carbon sequestration programs, air traffic flow routing efficiencies, among other initiatives. Each of our major airline partners may pursue alternative strategies and goals to reduce carbon emissions on flights we operate under our code-share agreements that may impact the rate at which we are able to reduce our carbon emissions, if at all. There is no assurance our major airline partners will take responsibility for carbon emissions incurred under our contract flights and no assurance future long-term fuel saving initiatives will materialize. In the event we pursue initiatives to reduce our carbon emissions, the cost could materially and adversely affect our business plans and results of operations.

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

In May 2023, our board of directors approved a share repurchase program, pursuant to which we are authorized to repurchase up to $250 million of our common stock and in May 2025, the Board approved a $250 million increase to the existing stock repurchase program. Under our repurchase program we are authorized to repurchase such shares of common stock at prevailing market prices in the open market, in privately negotiated transactions or by other means in accordance with federal securities laws. Depending on market conditions and other factors, such repurchases may commence or be suspended from time to time by management without prior notice. The actual timing, number and value of shares repurchased will be determined by our management in its discretion. The number of shares of common stock that we may repurchase, including pursuant to the share repurchase program, will depend upon our financial condition and results of operations and other factors deemed relevant by our board of directors. There also can be no assurance that we will continue repurchasing shares of common stock under our current authorization, that our board of directors will approve additional share repurchase programs in the future or that we will have the financial resources to repurchase shares of common stock in the future.

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

Volatility in our common stock price may prevent holders from selling shares at or above the prices paid for them. During the year ended December 31, 2025, our common stock closing price varied between a high of $123.72 and a low of $79.41. The market price of our common stock may fluctuate significantly for a variety of reasons, including, but not limited to: general market, political and other economic conditions; labor availability, including regional airline pilots; new regulatory pronouncements or changes in regulatory guidelines; announcements concerning the airline industry, our major airline partners or competitors; the market’s reaction to our quarterly or annual earnings or those of other companies in the airline industry; failure to meet financial analysts’ performance expectations or changes in recommendations by financial analysts for our common stock or the stock of other airlines; significant sales of our common stock, and other risks described in these “Risk Factors.” In recent periods, the stock market has experienced extreme volatility, significantly impacting the market price of securities issued by many companies, including us and other companies in our industry.

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

The provisions of the Utah Control Shares Acquisitions Act or other related regulations and laws may also discourage the acquisition of a significant interest in or control of our Company. Additionally, our code-share agreements contain termination and extension trigger provisions related to change in control type transactions that may have the effect of deterring a change in control of our Company.

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

For the year ended December 31, 2025, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. We face certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See “Risk Factors – Cybersecurity incidents, hardware or software failures or other information technology disruptions may negatively impact our operations, reputation and financial condition.”

Cybersecurity Governance

Our Board considers cybersecurity risk as critical to the enterprise and delegates the cybersecurity risk oversight function to the Audit Committee. The Audit Committee oversees management’s design, implementation and enforcement of our cybersecurity risk management program.

Our Board and our Audit Committee receive quarterly reports from management on our cybersecurity risks. In addition, management updates the Audit Committee, as necessary, regarding cybersecurity incidents it considers to be significant or potentially significant. Audit Committee members also receive presentations on cybersecurity topics from our Vice President of Information Technology and Chief Financial Officer, supported by our internal security staff, or external experts as part of the Board’s continuing education on topics that impact public companies and update the full Board as necessary.

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

Our management team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel, threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us, and alerts and reports produced by security tools deployed in the IT environment.

ITEM 2. PROPERTIES

Flight Equipment

As of December 31, 2025, our fleet used by our SkyWest Airlines segment under our code-share agreements consisted of the following types of owned and leased aircraft:

	Number of	Number of		Scheduled	Average
	Owned	Leased	Passenger	Flight	Cruising	Average
Aircraft Type	Aircraft	Aircraft	Capacity	Range (up to miles)	Speed (mph)	Age (years)
E175s	219	51	70-76	2,100	530	7.4
CRJ900s	16	20	70-76	1,500	530	15.8
CRJ700s and CRJ550s	123	0	50-70	1,600	530	20.3
CRJ200s	58	—	50	1,500	530	22.8

Several factors may impact our fleet size throughout 2026 and thereafter, including, but not limited to, contract expirations that are not renewed, labor shortages, reductions in our prorate fleet, lease expirations on aircraft with our major airline partners that are not extended and growth opportunities. Our actual future fleet size and/or mix of aircraft types and future aircraft scheduled utilization will likely vary, and may vary materially, from our current fleet size and/or mix and aircraft utilization. The number of leased aircraft in the table above are aircraft we lease from our major airline partners for a de minimis monthly cost under capacity purchase agreements (also referred to as partner-financed aircraft).

Ground Facilities

We lease many of the buildings and associated land that we occupy. Most of these leases are for facilities at airports with various government agencies that control the use of the airport. We lease maintenance, training and office facilities in Salt Lake City, Utah, and we lease additional maintenance facilities in Boise, Idaho; Fresno, California; Chicago, Illinois; Detroit, Michigan; Nashville, Tennessee; South Bend, Indiana; Lincoln, Nebraska; Omaha, Nebraska; Shreveport, Louisiana; and Palm Springs, California. We also lease ticket counters, passenger hold rooms, operating areas and other terminal space in many of the airports that we serve.

We own our corporate headquarters facilities located in St. George, Utah and a maintenance accessory shop facility in Salt Lake City, Utah. We also own maintenance facilities on land leases with airport authorities in Milwaukee, Wisconsin; Oklahoma City, Oklahoma; Colorado Springs, Colorado; and Tucson, Arizona.

ITEM 3. LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities. As of December 31, 2025, our management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on our financial position, liquidity or results of operations. However, the ultimate resolution of these matters is inherently uncertain.

ITEM 4. MINE SAFETY DISCLOSURES

The disclosure required by this item is not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on The Nasdaq Global Select Market under the symbol “SKYW.” As of February 10, 2026, there were approximately 3,245 stockholders of record of our common stock. Securities held of record do not include shares held in securities position listings. The transfer agent for our common stock is Zions First National Bank, Salt Lake City, Utah.

Dividends

We did not declare dividends for the years ended December 31, 2025 and 2024.

Issuer Purchases of Equity Securities

Our Board of Directors has adopted a stock repurchase program which authorizes us to repurchase shares of our common stock in the public market or in private transactions, from time to time, at prevailing prices. Our stock repurchase program adopted in May 2023 authorized the repurchase of up to $250.0 million of our common stock. In May 2025, the Board approved a $250.0 million increase to the existing stock repurchase program. The following table summarizes the repurchases under our stock repurchase program during the three months ended December 31, 2025:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in Thousands)
October 1, 2025 - October 31, 2025	45,884	$100.04	45,884	$235,430
November 1, 2025 - November 30, 2025	104,465	$97.32	104,465	$225,264
December 1, 2025 - December 31, 2025	117,913	$103.33	117,913	$213,080
Total	268,262	$100.43	268,262	$213,080
(1)	In May 2023, our Board of Directors approved a stock purchase program and authorized us to repurchase up to $250.0 million of our common stock. In May 2025, the Board approved a $250.0 million increase to the existing stock repurchase program. Purchases are made at management’s discretion based on market conditions and financial resources. As of December 31, 2025, we had repurchased 5,675,819 shares of our common stock for $286.9 million and had $213.1 million remaining availability under the stock repurchase program.

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

The following graph compares the cumulative total shareholder return on our common stock over the five-year period ended December 31, 2025, with the cumulative total return during such period of the Nasdaq Stock Market (U.S. Companies) and the Nasdaq Stock Market Transportation Index. The following graph assumes an initial investment of $100.00 with dividends reinvested. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

	INDEXED RETURNS
	Base
	Period	Years Ending
Company Name / Index	2020	2021	2022	2023	2024	2025
SkyWest, Inc.	100	97.49	40.96	129.50	248.40	249.09
NASDAQ Composite	100	122.18	82.43	119.22	154.48	187.14
NASDAQ Transportation Index	100	126.45	107.00	128.47	130.86	139.12

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents factors that had a material effect on our results of operations during the years ended December 31, 2025 and 2024. Also discussed is our financial condition as of December 31, 2025 and 2024. You should read this discussion in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this Report or incorporated herein by reference. This discussion and analysis contains forward-looking statements. Please refer to the sections of this Report entitled “Cautionary Statement Concerning Forward-Looking Statements” and “Item 1A. Risk Factors” for discussion of some of the uncertainties, risks and assumptions associated with these statements.

This section of this Annual Report on Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Annual Report on Form 10-K can be found in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Overview

We have the largest regional airline operation in the United States through our operating subsidiary SkyWest Airlines. As of December 31, 2025, we offered scheduled passenger and air freight service with approximately 2,260 total daily departures to destinations in the United States, Canada and Mexico. Our fleet of E175, CRJ900, CRJ700 and

CRJ550 have a multiple-class seat configuration, whereas our CRJ200 have a single-class seat configuration. During 2022, we formed SWC, which offers on-demand charter services using CRJ200 aircraft in a 30-seat configuration. As of December 31, 2025, we had 637 total aircraft in our fleet, including 487 aircraft in scheduled service or under contract pursuant to our code-share agreements, summarized as follows:

	E175	CRJ900	CRJ700/CRJ550	CRJ200	Total
United	121	—	37	58	216
Delta	87	32	18	—	137
American	20	4	68	—	92
Alaska	42	—	—	—	42
Aircraft in scheduled service or under contract	270	36	123	58	487
SWC	—	—	—	11	11
Leased to third parties	—	5	40	—	45
Other (1)	—	10	15	69	94
Total Fleet	270	51	178	138	637
(1)	As of December 31, 2025, other aircraft included: supplemental spare aircraft supporting our code-share agreements that may be placed under future code-share or leasing agreements, aircraft scheduled to be placed under a code-share agreement with one of our major airline partners or aircraft that are scheduled to be disassembled for use as spare parts.

Our business model is based on providing scheduled regional airline service under code-share agreements (commercial agreements between airlines that, among other things, allow one airline to use another airline’s flight designator codes on its flights) with our major airline partners. In exchange for such services, our major airline partners pay us either fixed fees to operate the flight, referred to as “capacity purchase agreement,” or we receive a percentage of applicable passenger ticket revenues on the designated flights we operate, referred to as “prorate agreement.” Our success is principally centered on our ability to meet the needs of our major airline partners by providing a reliable and safe operation at attractive economics. During the year ended December 31, 2025, we made changes to our fleet, including the addition of seven new E175 aircraft and one partner-financed E175 aircraft.

We anticipate our fleet will continue to evolve, as we are scheduled to add a total of eight new E175 aircraft with United in 2026, 16 new aircraft with Delta between 2027 and 2028 (which are expected to replace 12 CRJ900s and four CRJ700s we are currently flying under contract with Delta) and one new E175 aircraft with Alaska in 2026. We also have multiple agreements with United to place 23 used CRJ550 aircraft into service in 2026. Timing of placing these additional aircraft into service, including delivery timing on acquired aircraft, may be subject to change as we are coordinating with our major airline partners in response to labor availability or other factors. Our primary objective in the fleet changes is to improve our profitability by adding new E175 aircraft and used CRJ700, CRJ550, CRJ900 and E175 aircraft, commonly referred to as “dual-class aircraft” due to the first-class seat offerings, to our capacity purchase agreements or prorate agreements, and potentially removing older aircraft from service that typically require higher maintenance costs.

For the year ended December 31, 2025, approximately 44.4% of our aircraft in scheduled service or under contract were operated for United, approximately 28.1% were operated for Delta, approximately 18.9% were operated for American and approximately 8.6% were operated for Alaska.

Historically, multiple contractual relationships with major airlines have enabled us to reduce our reliance on any single major airline code and to enhance and stabilize operating results through a mix of our capacity purchase agreements and our prorate agreements. For the year ended December 31, 2025, our capacity purchase revenue represented approximately 84.3% of our total flying agreements revenue and our prorate and SWC revenue, combined, represented approximately 15.7% of our total flying agreements revenue. On capacity purchase routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on completed block hours (measured from takeoff to landing, including taxi time), flight departures, the number of aircraft under contract and other operating measures. We control scheduling, pricing and seat inventories on certain prorate routes, and we share passenger fares with our major airline partners according to prorate formulas. We are also responsible for the operating costs of the prorate flights, including fuel and airport costs.

Financial Highlights

We had total operating revenues of $4.1 billion for the year ended December 31, 2025, a 15.0% increase compared to total operating revenues of $3.5 billion for the year ended December 31, 2024. We had net income of $428.3 million, or $10.35 per diluted share, for the year ended December 31, 2025, compared to net income of $323.0 million, or $7.77 per diluted share, for the year ended December 31, 2024. The significant items affecting our revenue and operating expenses during the year ended December 31, 2025, are outlined below:

Revenue

The number of aircraft we have in scheduled service or under contract pursuant to our code-share agreements and the number of block hours we incur on our flights are primary drivers of our flying agreements revenue under our capacity purchase agreements. The number of flights we operate and the corresponding number of passengers we carry are the primary drivers of our revenue under our prorate agreements. The number of aircraft we have in scheduled service or under contract pursuant to our code-share agreements decreased from 492 as of December 31, 2024, to 487 as of December 31, 2025, or by 1.0%; and the number of block hours increased from 1.3 million in 2024 to 1.5 million in 2025, or by 14.7%, primarily due to an increase in the scheduled daily utilization of our aircraft driven by an increase in the number of available captains.

Our capacity purchase revenue increased $319.3 million, or 10.8%, from 2024 to 2025, primarily as a result of an increase in completed block hours for the comparable periods. As a result of a higher number of passengers carried on our prorate routes and an increase in the number of prorate and charter flights operated year-over-year, our prorate and SWC revenue increased $153.0 million, or 33.5%, in 2025, as compared to 2024.

Operating Expenses

Our total operating expenses increased $407.1 million, or 13.4%, for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase in operating expenses was primarily due to an increase in our direct operating expenses associated with the increase in the number of flights we operated for the year ended December 31, 2025, compared to the year ended December 31, 2024. Departures increased from 766,742 for the year ended December 31, 2024 to 863,513 for the year ended December 31, 2025, or by 12.6%, and our total block hours increased 14.7% in 2025, as compared to 2024. Additional details regarding the increase in our operating expenses are described in the section of this Report entitled “Results of Operations.”

Fleet Activity

The following table summarizes our fleet in service or under contract as of December 31, 2024 and December 31, 2025:

Aircraft in Service or Under Contract	December 31, 2024	Additions	Removals	December 31, 2025
E175s	262	8	—	270
CRJ900s	36	4	(4)	36
CRJ700/CRJ550s	119	18	(14)	123
CRJ200s	75	—	(17)	58
Total	492	30	(35)	487

During 2025, we took delivery of seven new E175 aircraft and placed the aircraft into service under capacity purchase agreements, and we placed one partner-financed E175 aircraft into service under a capacity purchase agreement. We placed 18 SkyWest owned CRJ550 aircraft into service under a capacity purchase agreement or prorate agreement, while removing 14 CRJ700 aircraft from flying agreements. We placed four SkyWest owned CRJ900 aircraft into service under a prorate agreement while removing four partner-financed CRJ900 aircraft from flying agreements. We also removed 17 CRJ200 aircraft from service during 2025. We are evaluating alternative uses for the CRJ200 aircraft removed from service.

Results of Operations

2025 Compared to 2024

Operational Statistics

The following table sets forth our major operational statistics and the associated percentage changes for the periods identified below. The increase in block hours, departures and passengers carried during the year ended December 31, 2025, compared to the year ended December 31, 2024, was primarily due to an increase in the number of block hours incurred per aircraft as the number of available captains did not significantly limit our flight schedules during 2025, compared to 2024, which allowed for a higher scheduled utilization of our aircraft.

	For the year ended December 31,
Block hours by aircraft type:	2025	2024	% Change
E175s	863,876	792,318	9.0%
CRJ900s	94,568	84,883	11.4%
CRJ700s/CRJ550s	329,347	244,909	34.5%
CRJ200s	193,932	169,930	14.1%
Total block hours	1,481,723	1,292,040	14.7%

Departures	863,513	766,742	12.6%
Passengers carried	46,021,999	42,335,302	8.7%
Passenger load factor	81.5%	82.8%	(1.3)	pts
Average passenger trip length (miles)	457	464	(1.5)%

Operating Revenues

The following table summarizes our operating revenue for the periods indicated (dollar amounts in thousands):

	For the year ended December 31,
	2025	2024	$ Change	% Change
Flying agreements	$3,885,153	$3,412,798	$472,355	13.8%
Lease, airport services and other	173,049	115,122	57,927	50.3%
Total operating revenues	$4,058,202	$3,527,920	$530,282	15.0%

Flying agreements revenue primarily consists of revenue earned on flights we operate under our capacity purchase agreements and prorate agreements with our major airline partners and on-demand charter flights. Lease, airport services and other revenues consist of revenue earned from leasing aircraft and spare engines to third parties separate from our capacity purchase agreements, providing maintenance services to other airlines and providing airport counter, gate and ramp services.

We disaggregate our flying agreements revenue into the following categories (dollar amounts in thousands):

	For the year ended December 31,
	2025	2024	$ Change	% Change
Capacity purchase agreements flight operations revenue	$2,590,735	$2,415,598	$175,137	7.3%
Capacity purchase agreements aircraft lease revenue	684,005	539,810	144,195	26.7%
Prorate agreements and SWC revenue	610,413	457,390	153,023	33.5%
Flying agreements revenue	$3,885,153	$3,412,798	$472,355	13.8%

The increase in “Capacity purchase agreements flight operations revenue” of $175.1 million, or 7.3%, for the year ended December 31, 2025, compared to the year ended December 31, 2024, was primarily due to a 14.7% year-over-year increase in block hour production from aircraft under our capacity purchase agreements, offset by a capacity purchase agreement contract extension in 2025 that decreased the allocation of certain fixed monthly revenue from flight operations revenue and increased the allocation of such payments to aircraft lease revenue based on relative standalone selling prices of the lease and non-lease components for the year ended December 31, 2025.

Under our capacity purchase agreements, we are paid a fixed amount per month per aircraft over the contract term. We recognize the total projected fixed monthly payments per aircraft as revenue proportionately to the number of block hours we complete for each reporting period, relative to the estimated number of block hours we anticipate completing over the remaining contract term. Under our capacity purchase agreements, the performance obligation of each completed flight is measured in block hours incurred for each completed flight. Based on the number of completed block hours during the year ended December 31, 2025, we recognized a total of $38.3 million of previously deferred revenue and unbilled revenue related to the non-lease fixed monthly payments we received associated with our flight operations revenues. For the year ended December 31, 2024, we recognized a total of $43.4 million of previously deferred revenue and unbilled revenue related to non-lease fixed monthly payments received associated with our flight operations revenues. The timing of our revenue recognition related to the fixed payments associated with our flight operations will be adjusted over the remaining contract term for each capacity purchase agreement based on the number of block hours we complete each reporting period relative to the number of block hours we anticipate completing over the remaining contract term of each capacity purchase agreement.

The increase in “Capacity purchase agreements aircraft lease revenue” of $144.2 million, or 26.7%, for the year ended December 31, 2025, compared to the year ended December 31, 2024, was primarily driven by a change in the mix of aircraft under our capacity purchase agreements from the year ended December 31, 2024 and a capacity purchase agreement contract extension in 2025 that decreased the allocation of certain fixed monthly revenue from flight operations revenue and increased the allocation of such payments to aircraft lease revenue based on relative standalone selling prices of the lease and non-lease components for the year ended December 31, 2025. Under our capacity purchase agreements, a portion of the consideration we are paid is designed as reimbursement for certain aircraft ownership costs and is considered lease revenue, including fixed monthly payments and variable payments. We recognize the fixed monthly lease payments as lease revenue using the straight-line basis over the capacity purchase agreement term and variable lease payments are recognized in the period when the block hours are completed. Additionally, we recognized a total of $19.5 million of previously deferred lease revenue and unbilled revenue during the year ended December 31, 2025, using the straight-line basis for fixed monthly lease payments, compared to recognizing a total of $1.5 million of previously deferred revenue and unbilled revenue during the year ended December 31, 2024.

The deferred revenue balance applicable to each contract will be recorded as revenue over the term of each respective contract. For clarity, under our “Capacity purchase agreements flight operations revenue” and “Capacity purchase agreements aircraft lease revenue” combined, we recognized a total of $57.8 million of previously deferred revenue and unbilled revenue during the year ended December 31, 2025, compared to recognizing a total of $44.9 million of previously deferred revenue and unbilled revenue during the year ended December 31, 2024. Our total deferred revenue balance, associated with our “Capacity purchase agreements flight operations revenue” and our “Capacity purchase agreements aircraft lease revenue,” net of unbilled revenue, was $264.6 million as of December 31, 2025, compared to total deferred revenue, net of unbilled revenue of $322.4 million as of December 31, 2024.

The increase in prorate agreements and SWC revenue of $153.0 million, or 33.5%, for the year ended December 31, 2025, compared to the year ended December 31, 2024, was primarily due to an increase in prorate departures, passengers and passenger revenue we received on routes we operated under our prorate agreements driven by an improvement in the number of available captains during the year ended December 31, 2025, compared to the year ended December 31, 2024.

The increase in lease, airport services and other revenues of $57.9 million, or 50.3%, for the year ended December 31, 2025, compared to the year ended December 31, 2024, was primarily due to an increase in maintenance services provided to third parties, an increase in the number of leased assets, and increase in lease rates during 2025 compared to 2024.

Operating Expenses

Individual expense components attributable to our operations are set forth in the following table (dollar amounts in thousands):

	For the year ended December 31,
	2025	2024	$ Change	% Change
Salaries, wages and benefits	$1,559,356	$1,463,932	$95,424	6.5%
Aircraft maintenance, materials and repairs	943,779	712,642	231,137	32.4%
Depreciation and amortization	364,497	383,880	(19,383)	(5.0)%
Airport-related expenses	121,589	85,836	35,753	41.7%
Aircraft fuel	120,368	87,409	32,959	37.7%
Other operating expenses	330,767	299,564	31,203	10.4%
Total operating expenses	$3,440,356	$3,033,263	$407,093	13.4%

Salaries, wages and benefits. The $95.4 million, or 6.5%, increase in salaries, wages and benefits for the year ended December 31, 2025, compared to the year ended December 31, 2024, was primarily due to an increase in direct labor costs that resulted from the higher number of flights we operated, partially offset by operating efficiencies from higher utilization of our aircraft during the year ended December 31, 2025, compared to the year ended December 31, 2024.

Aircraft maintenance, materials and repairs. The $231.1 million, or 32.4%, increase in aircraft maintenance expense for the year ended December 31, 2025, compared to the year ended December 31, 2024, was primarily due to incremental maintenance costs incurred on our CRJ fleet, an increase in our flight volume, which increased our maintenance activity and related expenses, and an increase in maintenance service activities provided to third parties for the year ended December 31, 2025, compared to the year ended December 31, 2024.

Depreciation and amortization. The $19.4 million, or 5.0%, decrease in depreciation and amortization expense for the year ended December 31, 2025, compared to the year ended December 31, 2024, was primarily due to certain fixed assets that became fully depreciated during 2024 and as a result of extending the estimated useful lives on our CRJ700/CRJ550 fleet by an average of three years and revising the residual values of the assets accordingly during the fourth quarter of 2024, which had a full year effect in 2025, partially offset by an increase in depreciation expense related to the acquisition of seven new E175 aircraft and spare engines since December 31, 2024.

Airport-related expenses. Airport-related expenses include airport-related customer service costs such as outsourced airport gate and ramp agent services, airport security fees, passenger interruption costs, deicing, landing fees and station rents. The $35.8 million, or 41.7%, increase in airport-related expenses for the year ended December 31, 2025, compared to the year ended December 31, 2024, was primarily due to an increase in subcontracted airport services, station rents, weather related aircraft deicing costs and landing fees as a result of an increase in the number of flights we operated under our prorate agreements. For clarity, our employee airport customer service labor costs are reflected in salaries, wages and benefits and customer service labor costs we outsource to third parties are included in airport-related expenses.

Aircraft fuel. The $33.0 million, or 37.7%, increase in fuel cost for the year ended December 31, 2025, compared to the year ended December 31, 2024, was primarily due to an increase in the number of flights we operated under our prorate agreements and under SWC and the corresponding increase in gallons of fuel we purchased, offset by a decrease in our average fuel cost per gallon from $3.19 in 2024 to $3.00 in 2025. We purchase and incur expense for all fuel on flights operated under our prorate agreements and SWC. All fuel costs incurred under our capacity purchase agreements are either purchased directly by our major airline partner, or if purchased by us, we record the direct reimbursement as a reduction to our fuel expense. The following table summarizes the gallons of fuel we purchased under our prorate agreements and SWC, for the periods indicated:

	For the year ended December 31,
(in thousands)	2025	2024	% Change
Fuel gallons purchased	40,160	27,386	46.6%
Fuel expense	$120,368	$87,409	37.7%

Other operating expenses. Other operating expenses primarily consist of aircraft rentals, property taxes, hull and liability insurance, simulator costs, crew per diem, crew hotel costs and credit loss reserves. The $31.2 million, or 10.4%, increase in other operating expenses for the year ended December 31, 2025, compared to the year ended December 31, 2024, was primarily related to an increase in operating expenses associated with our higher flight volume in 2025 compared to 2024, such as crew per diem and crew hotel costs, and an increase in our credit loss reserve in 2025 as a result of our assessment of higher credit risk of certain outstanding receivables.

Summary of interest expense, interest income, other income (expense) and provision for income taxes:

Interest expense. The $9.9 million, or 8.7%, decrease in interest expense for the year ended December 31, 2025, compared to the year ended December 31, 2024, was primarily related to a decrease in outstanding debt from $2.7 billion at December 31, 2024 to $2.4 billion at December 31, 2025. Our average effective interest rate for 2025 and 2024 was 4.3% and 4.2%, respectively.

Interest income. Interest income decreased $4.6 million, from $47.9 million for the year ended December 31, 2024 to $43.3 million for the year ended December 31, 2025. The decrease in interest income was primarily related to a decrease in interest rates earned on our marketable securities from December 31, 2024 to December 31, 2025.

Other income, net. Other income, net of expenses increased $5.0 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. Other income, net primarily consists of the unrealized and realized gains and losses on our investments in other companies, income or loss related to our equity method investments and gains or losses on the sale of assets. The increase in other income, net of expenses was primarily a result of an increase in the fair value of our investments in other companies for the year ended December 31, 2025, compared to the year ended December 31, 2024.

Provision for income taxes. For the years ended December 31, 2025, and December 31, 2024, our effective income tax rates were 24.3% and 25.3%, respectively, which included the statutory federal income tax rate of 21.0% and other reconciling income tax items, including state income taxes and the impact of non-deductible expenses. For the year ended December 31, 2025, the lower effective tax rate was primarily related to a higher deduction benefit related to employee equity awards that vested in 2025 compared to 2024. Our income tax provision rate may fluctuate each reporting period based on various factors including, but not limited to, the amount of our non-deductible operating expenses, relative to our income before income taxes.

Net income. Primarily due to the factors described above, we generated net income of $428.3 million, or $10.35 per diluted share, for the year ended December 31, 2025, compared to net income of $323.0 million, or $7.77 per diluted share, for the year ended December 31, 2024.

Our Business Segments 2025 compared to 2024:

Our reportable segments consist of (1) the operations of SkyWest Airlines and SWC (collectively, “SkyWest Airlines and SWC”) and (2) SkyWest Leasing activities.

Our chief operating decision maker analyzes the profitability of operating aircraft separately from the profitability of our capital deployed for new aircraft and the related financings of such aircraft, including our E175 fleet. The SkyWest Airlines and SWC segment includes revenue earned under the applicable capacity purchase agreements attributed to operating such aircraft and the respective operating costs, and revenue and operating expenses attributed to prorate agreements, airport services agreements and charter flight services. The SkyWest Leasing segment includes applicable revenue earned under the applicable capacity purchase agreements attributed to the ownership of new aircraft acquired through the issuance of debt and the respective depreciation and interest expense of such aircraft. The SkyWest Leasing segment also includes the activity of acquiring and leasing used regional jet aircraft and spare engines to third parties and other activities. The SkyWest Leasing segment’s total assets and capital expenditures include new aircraft acquired through the issuance of debt and our aircraft and engines leased to third parties.

Corporate overhead expenses, primarily consisting of administrative labor costs, were allocated to the operating expenses of SkyWest Airlines and SWC and SkyWest Leasing. Overhead expenses allocated to SkyWest Leasing reflect our estimated labor expense incurred to support SkyWest Leasing activities.

The following table sets forth our SkyWest Airlines and SWC segment data for the years ended December 31, 2025 and 2024 (in thousands):

	For the year ended December 31,
	(dollar amounts in thousands)
	2025	2024	$ Change	% Change
Operating revenues	$3,415,066	$2,905,339	$509,727	17.5%

Salaries, wages and benefits	1,556,695	1,461,271	95,424	6.5%
Aircraft maintenance, materials and repairs	877,369	684,805	192,564	28.1%
Depreciation and amortization	157,560	145,052	12,508	8.6%
Interest expense	11,698	12,916	(1,218)	(9.4)%
Other segment items(1)	548,776	462,404	86,372	18.7%
SkyWest Airlines and SWC Segment profit(2)	$262,968	$138,891	$124,077	89.3%
(1)	Other segment items for SkyWest Airlines and SWC include aircraft fuel; airport related expenses; other operating expenses consisting primarily of property taxes, hull and liability insurance, simulator costs, crew per diem and crew hotel costs and credit loss reserves; interest income and other income, net.
(2)	Segment profit is equal to income before income taxes.

SkyWest Airlines and SWC Segment Profit. SkyWest Airlines and SWC segment profit was $263.0 million for the year ended December 31, 2025, compared to $138.9 million for the year ended December 31, 2024.

SkyWest Airlines and SWC block hour production increased 14.7%, from 1,292,040 for the year ended December 31, 2024 to 1,481,723 for the year ended December 31, 2025, primarily due to an increase in the number of available captains, which allowed for a higher scheduled utilization of our aircraft. Significant items contributing to the SkyWest Airlines and SWC segment profit for the year ended December 31, 2025 are set forth below.

SkyWest Airlines and SWC operating revenues increased $509.7 million, or 17.5%, for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to an increase in block hour production during the year ended December 31, 2025, compared to the year ended December 31, 2024.

SkyWest Airlines and SWC’s salaries, wages and benefits expense increased $95.4 million, or 6.5%, for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to an increase in direct labor costs that resulted from the higher number of flights we operated, partially offset by operating efficiencies from higher utilization of our aircraft during the year ended December 31, 2025, compared to the year ended December 31, 2024.

SkyWest Airlines and SWC’s aircraft maintenance, materials and repairs expense increased $192.6 million, or 28.1%, for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to incremental maintenance costs incurred on our CRJ fleet and higher flight volume, which increased the maintenance activity and related expenses, for the year ended December 31, 2025, compared to the year ended December 31, 2024.

SkyWest Airlines and SWC’s depreciation and amortization expense increased $12.5 million, or 8.6%, for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to acquiring additional assets, including spare engines and CRJ550 aircraft since December 31, 2024.

SkyWest Airlines and SWC’s interest expense decreased $1.2 million, or 9.4%, for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to a decrease in outstanding debt from December 31, 2024 to December 31, 2025.

SkyWest Airlines and SWC’s other segment items increased $86.4 million, or 18.7%, for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily related to an increase in fuel costs, airport-related expenses, such as subcontracted airport services, station rents, weather-related aircraft deicing costs and landing fees and other operating costs, such as crew per diem and crew hotel costs, as a result of the higher number of flights we operated during the year ended December 31, 2025, compared to the year ended December 31, 2024.

The following table sets forth our SkyWest Leasing segment data for the years ended December 31, 2025 and 2024 (in thousands):

	For the year ended December 31,
	(dollar amounts in thousands)
	2025	2024	$ Change	% Change
Operating revenues	$643,136	$622,581	$20,555	3.3%

Salaries, wages and benefits	2,661	2,661	—	—%
Aircraft maintenance, materials and repairs	66,410	27,837	38,573	138.6%
Depreciation and amortization	206,937	238,828	(31,891)	(13.4)%
Interest expense	92,747	101,424	(8,677)	(8.6)%
Other segment items(1)	(28,242)	(41,421)	13,179	(31.8)%
SkyWest Leasing Segment profit(2)	$302,623	$293,252	$9,371	3.2%
(1)	Other segment items for SkyWest Leasing include other operating expenses consisting primarily of property taxes and credit loss reserves; aircraft rentals; interest income and other income, net.
(2)	Segment profit is equal to income before income taxes.

SkyWest Leasing Segment Profit. SkyWest Leasing profit increased $9.4 million, or 3.2%, for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to an increase in revenue from maintenance services provided to third parties, a decrease in interest expense due to a decrease in outstanding debt from December 31, 2024 to December 31, 2025 and a decrease in depreciation and amortization expense primarily due to certain fixed assets that became fully depreciated during 2024 and as a result of extending the estimated useful lives on our CRJ700/CRJ550 fleet during the fourth quarter of 2024 with a full year effect in 2025. These increases in segment profit were partially offset by an increase in aircraft maintenance, materials and repairs due to incremental maintenance services provided to third parties and an increase in our credit loss reserve as a result of our assessment of the credit risk of the outstanding receivables.

Liquidity and Capital Resources

As of December 31, 2025, we had $706.9 million in cash and cash equivalents and marketable securities. As of December 31, 2025, we had $75.6 million available for borrowings under our line of credit. Given our available liquidity as of December 31, 2025, we believe the working capital currently available to us will be sufficient to meet our present financial requirements, including planned capital expenditures, scheduled lease payments and debt service obligations for at least the next 12 months.

Our total cash, cash equivalents and marketable securities decreased from $801.6 million as of December 31, 2024, to $706.9 million as of December 31, 2025, or by $94.7 million. Our total long-term debt, including current maturities decreased from $2.7 billion as of December 31, 2024, to $2.4 billion as of December 31, 2025, or by $0.3 billion, primarily due to scheduled debt payments for the 2025 year, partially offset by debt issued to finance seven new E175 aircraft. Additionally, we repurchased 0.8 million shares of our common stock for $84.5 million under a share repurchase program authorized by our Board of Directors during the year ended December 31, 2025. At December 31, 2025, our total capital mix (measured as a ratio of total stockholder equity and total long-term debt, including current maturities) was 53.4% equity and 46.6% total long-term debt, compared to 47.4% equity and 52.6% total long-term debt at December 31, 2024.

As of December 31, 2025 and 2024, we had $47.2 million and $47.1 million, respectively, in letters of credit and surety bonds outstanding with various banks and surety institutions. We had no restricted cash as of December 31, 2025 and 2024.

Sources and Uses of Cash

Cash Position and Liquidity. The following table provides a summary of the net cash provided by (used in) our operating, investing and financing activities for the years ended December 31, 2025 and 2024, and our total cash and marketable securities positions as of December 31, 2025 and December 31, 2024 (in thousands):

	For the year ended December 31,
	2025	2024	$ Change	% Change
Net cash provided by operating activities	$940,364	$692,462	$247,902	35.8%
Net cash used in investing activities	(651,834)	(228,627)	(423,207)	185.1%
Net cash used in financing activities	(393,219)	(384,750)	(8,469)	2.2%

	December 31,	December 31,
	2025	2024	$ Change	% Change
Cash and cash equivalents	$122,673	$227,362	$(104,689)	(46.0)%
Marketable securities	584,236	574,266	9,970	1.7%
Total	$706,909	$801,628	$(94,719)	(11.8)%

Cash Flows provided by Operating Activities

Our cash flows provided by operating activities was $940.4 million for the year ended December 31, 2025, compared to $692.5 million for the year ended December 31, 2024. Our operating cash flows are typically impacted by various factors including our net income, adjusted for non-cash expenses and gains such as depreciation expense, stock based compensation expense and gains or losses on the disposal of assets; and timing of cash payments and cash receipts attributed to our various current asset and liability accounts, such as accounts receivable, inventory, accounts payable, income taxes, accrued liabilities, deferred revenue and unbilled revenue.

The increase in our cash flow from operations for the year ended December 31, 2025, compared to the year ended December 31, 2024, was primarily due to an increase in income before income taxes for the year ended December 31, 2025, compared to the year ended December 31, 2024, and an increase in accounts payable and other liabilities due to the timing of cash payments for the comparable periods.

Cash Flows used in Investing Activities

Our cash flows used in investing activities was $651.8 million for the year ended December 31, 2025, compared to cash flows used in investing activities of $228.6 million for the year ended December 31, 2024. Our investing cash flows are typically impacted by various factors including our capital expenditures, such as the acquisition of aircraft and spare engines; deposit payments and refunds of previously made deposits on new aircraft; purchase and sales of marketable securities; proceeds from the sale of assets; and timing of cash payments and cash receipts attributed to our investments in other entities.

Excluding the purchase and sale of marketable securities, which results in the transfer of dollars between our investments in marketable securities and our cash accounts, our cash used in investing activities increased from $341.2 million for the year ended December 31, 2024, to $642.0 million for the year ended December 31, 2025. Excluding the transfer of dollars between our investments in marketable securities and our cash accounts, the remaining increase in cash used in investing activities was primarily due to an increase of $267.3 million used in the acquisition of property and equipment and an increase of $57.8 million used for aircraft deposits for the year ended December 31, 2025, compared to the year ended December 31, 2024, primarily due to the acquisition of seven new E175 aircraft and spare engines in 2025.

Cash Flows used in Financing Activities

Our cash flows used in financing activities was $393.2 million for the year ended December 31, 2025, compared to cash used in financing activities of $384.8 million for the year ended December 31, 2024. Our financing cash flows are typically impacted by various factors including proceeds from issuance of debt, principal payments on debt obligations, repurchases of our common stock and payment of cash dividends.

The $8.5 million increase in cash used in financing activities for the year ended December 31, 2025, compared to the year ended December 31, 2024, was primarily due to an increase of $41.6 million in cash used to purchase treasury stock and an increase of $20.3 million in cash used for employee income taxes paid on vested equity awards in lieu of shares, offset by an increase of $53.6 million in proceeds from the issuance of long-term debt for the purchase of seven new E175 aircraft, net of principal payments on long-term debt during the year ended December 31, 2025, compared to the year ended December 31, 2024.

Significant Commitments and Obligations

General

The following table summarizes our commitments and obligations for future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms as of December 31, 2025, firm aircraft and spare engine commitments, interest commitments and principal maturities on long-term debt as noted for each of the next five years and thereafter (in thousands):

	Total	2026	2027	2028	2029	2030	Thereafter
Operating lease payments for aircraft and facility obligations	$118,999	$20,264	$19,680	$13,874	$12,143	$6,079	$46,959
Firm aircraft and spare engine commitments	2,275,664	277,592	323,267	329,050	309,213	335,674	700,868
Interest commitments	369,778	96,412	72,307	54,593	41,333	30,155	74,978
Principal maturities on long-term debt	2,408,369	550,028	505,986	336,930	234,322	279,818	501,285
Total commitments and obligations	$5,172,810	$944,296	$921,240	$734,447	$597,011	$651,726	$1,324,090

In addition to the table above, in 2024, we entered into a master equipment purchase agreement with another airline to acquire certain airframes and engines and lease the assets back to the airline under a five-year term. We accounted for the transaction as a failed sale-leaseback in accordance with Accounting Standard Codification Topic 842 as the criteria for a sale were not met. At December 31, 2025, we estimated the remaining financing obligation under the agreement will be between $20.0 million and $25.0 million and anticipated closing on the remaining financings during 2026.

Purchase Commitments and Options

As of December 31, 2025, we had a firm purchase commitment for 69 new E175 aircraft from Embraer with delivery dates anticipated into 2032.  We also had firm purchase commitments to purchase two used E170 aircraft with anticipated delivery dates in 2026.

At the time of each aircraft acquisition, we evaluate the financing alternatives available to us and select one or more of these methods to fund the acquisition. In recent years, we have issued long-term debt to finance our new aircraft. At present, we intend to fund our aircraft purchase commitments through a combination of cash on hand and debt financing. Based on current market conditions and discussions with prospective leasing organizations and financial institutions, we currently believe that we will be able to obtain financing for our committed acquisitions, as well as additional aircraft. We intend to finance the firm purchase commitment for 69 E175 aircraft with approximately 75-85% debt and the remaining balance with cash. We intend to use cash to purchase the two used E170 aircraft.

Aircraft Lease and Facility Obligations

We also have long-term lease obligations, primarily relating to our facilities, aircraft and engines. Excluding aircraft financed by our major airline partners that we operate for them under contract, we had eight aircraft under lease with remaining terms ranging from three years to five years as of December 31, 2025. These eight leased aircraft are subleased to a third party. Future minimum lease payments due under all long-term operating leases were approximately $119.0 million at December 31, 2025. Assuming a 6.2% discount rate, which is the average incremental borrowing rate we anticipate we would have incurred on debt obtained over a similar term to acquire these assets, the present value of these lease obligations would have been equal to approximately $81.9 million at December 31, 2025.

Long-term Debt Obligations

As of December 31, 2025, we had $2.4 billion of long-term debt, which consisted of $2.2 billion of debt used to finance aircraft and spare engines and $200.6 million of unsecured debt payable to Treasury. The average effective interest rate on our debt obligations was approximately 4.3% at December 31, 2025.

Under our capacity purchase agreements, our major airline partners compensate us for our costs of the aircraft on a monthly basis. The consideration for aircraft ownership costs we receive varies by agreement but is intended to compensate us for our ownership of the aircraft while the aircraft is under contract.

Guarantees

We have guaranteed the obligations of SkyWest Airlines under the United Express Agreement and the Delta Connection Agreement for the E175 aircraft. In addition, we have guaranteed certain other obligations under our aircraft financing and leasing agreements.

We have guaranteed $12.6 million in promissory notes of a third party in the event the third party defaults on their payments. The third party’s loans are secured by aircraft and engines.

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

A portion of our compensation under our capacity purchase agreements is designed to reimburse us for the use of the aircraft we provide under such agreements. This compensation is deemed to be lease revenue, because the agreements identify the “right of use” or a specific type and number of aircraft over the agreement term. We allocate the total consideration received under our capacity purchase agreements between the lease and non-lease components based on stand-alone selling prices. A portion of the consideration received for the use of the aircraft is a fixed monthly payment per aircraft. We recognize the fixed monthly lease payments as lease revenue using the straight-line basis over the capacity purchase agreement term and variable lease payments in the period when the block hours are completed. We recognized $13.9 million of previously deferred lease revenue and $5.6 million unbilled revenue during the year ended December 31, 2025, under the straight-line basis.

Additionally, a portion of our compensation under our capacity purchase agreements relates to operating the aircraft, identified as the non-lease component of the capacity purchase agreement. We recognize revenue attributed to the non-lease component received as fixed monthly payments per aircraft proportionate to the number of block hours completed during each reporting period, relative to the estimated number of block hours we anticipate completing over the remaining contract term. In 2025, we recognized $30.1 million of previously deferred fixed monthly payments as revenue and $8.2 million of unbilled revenue. The amount of deferred revenue and unbilled revenue from fixed monthly payments we recognize will increase or decrease in future reporting periods depending on the number of block hours we complete during such reporting period and our then-current forecast of block hours we anticipate completing over the remaining contract term based on information available to us as that time.

Our revenues could be impacted by several factors, such as our flight schedules, passenger fares we receive under our prorate agreements, terminations, extensions or other amendments to our code-share agreements (which may also cause a reassessment of stand-alone selling prices of the lease and non-lease consideration), our estimates used to determine the amount of revenue we defer under our capacity purchase agreements, and our ability to earn incentive payments contemplated under applicable agreements. In the event contracted rates are not finalized at a quarterly or annual financial statement date, we record that period’s revenues based on the lower of the prior period’s approved rates or our estimate of rates that will be implemented upon completion of negotiations. Also, in the event we have a reimbursement dispute with a major airline partner at a quarterly or annual financial statement date, we evaluate the dispute under established revenue recognition criteria and, provided the revenue recognition criteria have been met, we recognize revenue for that period based on our estimate of the resolution of the dispute. Our rates were finalized under our code-share agreements as of December 31, 2025.

Long-Lived Assets

As of December 31, 2025, we had approximately $5.8 billion of property and equipment and related assets net of accumulated depreciation. In accounting for these long-lived assets, we make estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the condition of the long-lived assets and operating cash flow losses associated with the use of the long-lived assets. When considering whether or not impairment of long-lived assets exists, we group similar assets together at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and compare the undiscounted cash flows for each asset group to the net carrying amount of the assets supporting the asset group. Asset groupings are done at the fleet type or contract level.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

In the past, we have not experienced sustained material difficulties with fuel availability, and we currently expect to be able to obtain fuel at prevailing prices in quantities sufficient to meet our future needs. Pursuant to our capacity purchase agreements, United, Delta, American and Alaska have agreed to bear the economic risk of fuel price fluctuations on our contracted flights. We bear the economic risk of fuel price fluctuations on our prorate and SWC operations. For each of the years ended December 31, 2025, 2024 and 2023, approximately 16%, 13% and 13% of our total flying agreements revenue was derived from prorate agreements and SWC. For the years ended December 31, 2025, 2024 and 2023, the average price per gallon of aircraft fuel was $3.00, $3.19 and $3.70, respectively. For illustrative purposes only, we have estimated the impact of the market risk of fuel price fluctuations on our prorate and SWC operations using a hypothetical increase of 25% in the price per gallon we purchase. Based on this hypothetical assumption, we would have incurred an additional $30.1 million, $21.9 million and $21.5 million in fuel expense for the years ended December 31, 2025, 2024 and 2023, respectively.

Interest Rates

As of December 31, 2025, our long-term debt secured by aircraft and spare engines had fixed interest rates. We currently intend to finance the acquisition of aircraft through long-term debt. Changes in interest rates may impact our actual cost to acquire future aircraft. To the extent we place new aircraft in service under our capacity purchase agreements with United, Delta, American, Alaska or other carriers, our capacity purchase agreements currently provide that reimbursement rates will be adjusted to reflect the interest rates effective at the closing of the respective aircraft financing. As such, a hypothetical 50 basis point change in market interest rates would not have a material effect on our financial results. At December 31, 2025, of the $200.6 million in unsecured debt payable to Treasury, $95.4 million had a fixed interest rate of 1.0% and the remaining $105.2 million had a variable interest rate of the applicable Secured Overnight Financing Rate ("SOFR") plus 2.0%. The interest rate under the $95.4 million unsecured loans is scheduled to increase to the applicable SOFR rate plus 2.0% upon the fifth anniversary of each disbursement. We received disbursements under these unsecured loans from January 2021 through April 2021. We use the effective interest rate method to record interest expense assuming the unsecured loans are outstanding for the full 10-year term.

Labor and Inflation Risk

The global economy has experienced, and continues to experience high rates of inflation. We cannot predict how long these inflationary pressures will continue, or how they may change over time, but we expect to see continued impacts on the global economy and our Company.

As a result, our costs have become, and we expect they will continue to be, subject to inflationary pressures, and we may not be able to fully offset such higher costs through price increases under our capacity purchase agreements. Salaries, wages and benefits expense represented 45.3% of our total operating expense for year ended December 31, 2025. For illustrative purposes, a hypothetical increase of 25% to our salaries, wages and benefits during the year ended December 31, 2025, would have increased our operating expenses by approximately $389.8 million.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of SkyWest, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SkyWest, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 17, 2026 expressed an unqualified opinion thereon.

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

Calculation of deferred revenue
Description of the Matter

At December 31, 2025, the Company’s deferred revenue balance totaled $292.4 million, of which $163.9 million was presented as a component of other current liabilities and $128.5 million was included in other long-term liabilities on the balance sheet. As discussed in Note 1 to the consolidated financial statements, under the Company’s capacity purchase agreements, the Company is paid a fixed amount per aircraft each month over the contract term. The Company recognizes revenue related to the fixed amount per aircraft each month based upon completed block hours proportionate to total forecasted block hours over the remaining contract term. To calculate the amount of revenue to be recognized, the Company estimates revenue per block hour using historical data and forecasted block hour activity.

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

Salt Lake City, Utah

February 17, 2026

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

ASSETS

	December 31,	December 31,
	2025	2024
CURRENT ASSETS:
Cash and cash equivalents	$122,673	$227,362
Marketable securities	584,236	574,266
Receivables, net	159,803	122,778
Inventories, net	168,547	139,002
Other current assets	55,935	53,659
Total current assets	1,091,194	1,117,067

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	9,302,510	8,774,570
Deposits on aircraft	100,000	65,612
Buildings, ground equipment and other	328,401	292,682
Total property and equipment, gross	9,730,911	9,132,864
Less-accumulated depreciation and amortization	(3,887,943)	(3,545,456)
Total property and equipment, net	5,842,968	5,587,408

OTHER ASSETS:
Operating lease right-of-use assets	81,943	87,731
Long-term receivables and other assets	370,144	347,661
Total other assets	452,087	435,392
Total assets	$7,386,249	$7,139,867

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(Dollars in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,	December 31,
	2025	2024
CURRENT LIABILITIES:
Current maturities of long-term debt	$546,812	$535,589
Accounts payable and accrued liabilities	633,633	527,351
Accrued salaries, wages and benefits	240,954	226,770
Current maturities of operating lease liabilities	19,629	20,467
Taxes other than income taxes	22,694	22,581
Other current liabilities	203,886	96,833
Total current liabilities	1,667,608	1,429,591

LONG-TERM DEBT, net of current maturities	1,845,272	2,136,786

DEFERRED INCOME TAXES PAYABLE	910,731	787,968

NONCURRENT OPERATING LEASE LIABILITIES	62,314	67,264

OTHER LONG-TERM LIABILITIES	153,891	309,477

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 84,270,723 and 83,638,680 shares issued as of December 31, 2025 and December 31, 2024, respectively	798,470	777,090
Retained earnings	3,022,507	2,594,173
Treasury stock, at cost, 44,399,241 and 43,310,324 shares as of December 31, 2025 and December 31, 2024, respectively	(1,074,822)	(962,650)
Accumulated other comprehensive income	278	168
Total stockholders’ equity	2,746,433	2,408,781
Total liabilities and stockholders’ equity	$7,386,249	$7,139,867

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
OPERATING REVENUES:
Flying agreements	$3,885,153	$3,412,798	$2,834,397
Lease, airport services and other	173,049	115,122	101,035
Total operating revenues	4,058,202	3,527,920	2,935,432
OPERATING EXPENSES:
Salaries, wages and benefits	1,559,356	1,463,932	1,322,615
Aircraft maintenance, materials and repairs	943,779	712,642	673,453
Depreciation and amortization	364,497	383,880	383,115
Airport-related expenses	121,589	85,836	72,640
Aircraft fuel	120,368	87,409	85,913
Other operating expenses	330,767	299,564	293,627
Total operating expenses	3,440,356	3,033,263	2,831,363
OPERATING INCOME	617,846	494,657	104,069
OTHER INCOME (EXPENSE):
Interest income	43,326	47,961	43,928
Interest expense	(104,445)	(114,340)	(130,930)
Other income, net	8,864	3,865	23,242
Total other expense, net	(52,255)	(62,514)	(63,760)
INCOME BEFORE INCOME TAXES	565,591	432,143	40,309
PROVISION FOR INCOME TAXES	137,257	109,181	5,967
NET INCOME	$428,334	$322,962	$34,342

BASIC EARNINGS PER SHARE	$10.62	$8.02	$0.78
DILUTED EARNINGS PER SHARE	$10.35	$7.77	$0.77
Weighted average common shares:
Basic	40,314	40,262	43,940
Diluted	41,403	41,547	44,599

COMPREHENSIVE INCOME:
Net income	$428,334	$322,962	$34,342
Net unrealized appreciation (depreciation) on marketable securities, net of taxes	110	(157)	4,127
TOTAL COMPREHENSIVE INCOME	$428,444	$322,805	$38,469

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

						Accumulated
						Other
	Common Stock		Retained	Treasury Stock		Comprehensive
	Shares	Amount	Earnings	Shares	Amount	Income (Loss)	Total
Balance at December 31, 2022	82,593	$734,426	$2,236,869	(31,994)	$(619,862)	$(3,802)	$2,347,631
Net income	—	—	34,342	—	—	—	34,342
Exercise of common stock options and stock issued under the long-term incentive plan	130	57	—	—	—	—	57
Employee income tax paid on vested equity awards	—	—	—	(32)	(585)	—	(585)
Sale of common stock under employee stock purchase plan	117	2,754	—	—	—	—	2,754
Stock based compensation expense	—	17,125	—	—	—	—	17,125
Treasury stock purchases and related excise tax	—	—	—	(10,589)	(291,949)	—	(291,949)
Net unrealized appreciation on marketable securities, net of tax of $1,329	—	—	—	—	—	4,127	4,127
Balance at December 31, 2023	82,840	$754,362	$2,271,211	(42,615)	$(912,396)	$325	$2,113,502
Net income	—	—	322,962	—	—	—	322,962
Stock issued under the long-term incentive plan	270	—	—	—	—	—	—
Employee income tax paid on vested equity awards	—	—	—	(117)	(6,930)	—	(6,930)
Sale of common stock under employee stock purchase plan	48	2,864	—	—	—	—	2,864
Issuance of common stock upon warrant exercise, net	481	—	—	—	—	—	—
Stock based compensation expense	—	19,864	—	—	—	—	19,864
Treasury stock purchases	—	—	—	(578)	(43,324)	—	(43,324)
Net unrealized depreciation on marketable securities, net of tax of $51	—	—	—	—	—	(157)	(157)
Balance at December 31, 2024	83,639	$777,090	$2,594,173	(43,310)	$(962,650)	$168	$2,408,781
Net income	—	—	428,334	—	—	—	428,334
Stock issued under the long-term incentive plan	605	—	—	—	—	—	—
Employee income tax paid on vested equity awards	—	—	—	(240)	(27,242)	—	(27,242)
Sale of common stock under employee stock purchase plan	27	2,651	—	—	—	—	2,651
Stock based compensation expense	—	18,729	—	—	—	—	18,729
Treasury stock purchases and related excise tax	—	—	—	(849)	(84,930)	—	(84,930)
Net unrealized appreciation on marketable securities, net of tax of $36	—	—	—	—	—	110	110
Balance at December 31, 2025	84,271	$798,470	$3,022,507	(44,399)	$(1,074,822)	$278	$2,746,433

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$428,334	$322,962	$34,342
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	364,497	383,880	383,115
Stock based compensation expense	18,729	19,864	17,125
Increase (decrease) in credit loss reserves	7,520	(3,628)	(185)
Gain on disposal of fixed assets	(8,077)	(8,245)	(14,295)
Loss on investments in other companies	1,051	6,815	479
Net increase in deferred income taxes	122,763	100,368	539
Impairment (gain) on assets held for sale	—	(4,157)	2,318
Changes in operating assets and liabilities:
Decrease (increase) in receivables	(52,480)	(41,171)	19,818
Decrease (increase) in income tax receivable	(2,249)	(7,504)	997
Increase in inventories	(29,545)	(11,888)	(3,905)
Decrease (increase) in other current assets	(21)	(13,813)	1,593
Decrease (increase) in operating lease right-of-use assets	5,788	(1,004)	25,954
Increase (decrease) in operating lease liabilities	(5,788)	1,004	(54,984)
Increase (decrease) in deferred revenue	(48,467)	(40,012)	229,862
Decrease (increase) in unbilled revenue	(13,772)	(7,871)	12,601
Increase (decrease) in accounts payable and other current liabilities	152,081	(3,138)	80,960
NET CASH PROVIDED BY OPERATING ACTIVITIES	940,364	692,462	736,334

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(1,113,292)	(1,430,733)	(1,339,465)
Sales of marketable securities	1,103,432	1,543,256	1,600,877
Acquisition of property and equipment:
Aircraft and rotable spare parts	(546,040)	(265,854)	(238,068)
Buildings and ground equipment	(32,023)	(44,895)	(13,258)
Proceeds from the sale of property and equipment	15,588	5,154	15,879
Deposits on aircraft	(75,303)	(17,535)	(65,000)
Aircraft deposits applied towards acquired aircraft	—	—	11,649
Decrease (increase) in other assets, net	(4,196)	(18,020)	4,158
NET CASH USED IN INVESTING ACTIVITIES	(651,834)	(228,627)	(23,228)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	208,839	116,165	69,689
Principal payments on long-term debt	(491,903)	(452,855)	(447,604)
Payment of debt issuance cost	(634)	(670)	(175)
Net proceeds from issuance of common stock	2,651	2,864	2,811
Employee income tax paid on vested equity awards	(27,242)	(6,930)	(585)
Purchase of treasury stock and related excise tax	(84,930)	(43,324)	(291,949)
NET CASH USED IN FINANCING ACTIVITIES	(393,219)	(384,750)	(667,813)

Increase (decrease) in cash and cash equivalents	(104,689)	79,085	45,293
Cash and cash equivalents at beginning of period	227,362	148,277	102,984
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$122,673	$227,362	$148,277

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	Year Ended December 31,
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:	2025	2024	2023
Non-cash investing and financing activities:
Change in accrued capital expenditures for the period	$(29,079)	$99,266	$12,583
Derecognition of right of use assets	$—	$—	$(39,247)
Derecognition of operating lease liabilities	$—	$—	$39,247
Cash paid during the period for:
Interest, net of capitalized amounts	$105,882	$113,571	$128,288
Income taxes, net of refunds	$16,863	$18,588	$13,610

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

(1) Nature of Operations and Summary of Significant Accounting Policies

SkyWest, Inc. (the “Company”), through its subsidiary, SkyWest Airlines, Inc. (“SkyWest Airlines”) operates the largest regional airline in the United States. As of December 31, 2025, SkyWest Airlines offered scheduled passenger service under code-share agreements with United Airlines, Inc. (“United”), Delta Air Lines, Inc. (“Delta”), American Airlines, Inc. (“American”) and Alaska Airlines, Inc. (“Alaska”) with approximately 2,260 total daily departures to destinations in the United States, Canada and Mexico. Additionally, the Company provides airport customer service and ground handling services for other airlines throughout its system. In 2022, the Company formed SkyWest Charter, LLC (“SWC”), which began operations in 2023. SWC offers an on-demand charter flight service. As of December 31, 2025, the Company had 637 total aircraft in its fleet, including 487 aircraft in scheduled service or under contract pursuant to its code-share agreements, summarized as follows:

	E175	CRJ900	CRJ700/CRJ550	CRJ200	Total
United	121	—	37	58	216
Delta	87	32	18	—	137
American	20	4	68	—	92
Alaska	42	—	—	—	42
Aircraft in scheduled service or under contract	270	36	123	58	487
SWC	—	—	—	11	11
Leased to third parties	—	5	40	—	45
Other (1)	—	10	15	69	94
Total Fleet	270	51	178	138	637
(1)	As of December 31, 2025, other aircraft included: supplemental spare aircraft supporting the Company’s code-share agreements that may be placed under future code-share or leasing agreements, aircraft scheduled to be placed under a code-share agreement with one of the Company’s major airline partners or aircraft that are scheduled to be disassembled for use as spare parts.

For the year ended December 31, 2025, approximately 44.4% of the Company’s aircraft in scheduled service was operated for United, approximately 28.1% was operated for Delta, approximately 18.9% was operated for American and approximately 8.6% was operated for Alaska.

SkyWest Airlines has been a code-share partner with Delta since 1987, United since 1997, Alaska since 2011 and American since 2012. As of December 31, 2025, SkyWest Airlines operated as a Delta Connection carrier primarily in Salt Lake City, Detroit, Los Angeles, Minneapolis and the Pacific Northwest, a United Express carrier primarily in Los Angeles, San Francisco, Denver, Houston and Chicago, an American carrier primarily in Chicago, Dallas, Los Angeles and Phoenix and an Alaska carrier primarily in the Pacific Northwest.

SkyWest Airlines operates the following aircraft manufactured by MHI RJ Aviation ULC, formerly known as Bombardier Aerospace (“Bombardier”): CRJ900s, CRJ700s, including a 50-seat configuration of the CRJ700, commonly referred to as a “CRJ550,” and CRJ200s, and E175s manufactured by Embraer S.A. (“Embraer”). The CRJ700, CRJ550, CRJ900 and E175 aircraft, commonly referred to as “dual-class aircraft,” have a first class seat configuration typically configured between 50 to 76 seats. SkyWest Airlines operates the CRJ200 as a single-class, 50-seat aircraft and SWC operates the CRJ200 in a 30-seat configuration.

Basis of Presentation

The Company’s consolidated financial statements include the accounts of the Company and the SkyWest Airlines and SWC and SkyWest Leasing segments, with all inter-company transactions and balances having been eliminated.

In preparing the accompanying consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after December 31, 2025, through the filing date of the Company’s annual report with the U.S. Securities and Exchange Commission.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had no restricted cash as of December 31, 2025 and 2024.

Marketable Securities

The Company’s investments in debt securities are classified as available-for-sale and are reported at fair market value with the net unrealized appreciation (depreciation) reported as a component of accumulated other comprehensive income in stockholders’ equity. At the time of sale, any realized appreciation or depreciation, calculated by the specific identification method, is recognized in other income and expense. The Company’s position in marketable securities as of December 31, 2025 and 2024 was as follows (in thousands):

		Gross unrealized	Gross unrealized
At December 31, 2025	Amortized Cost	holding gains	holding losses	Fair market value
Marketable securities:
Bond and bond funds	$487,331	$443	$(75)	$487,699
Commercial Paper	96,537	—	—	96,537
Total marketable securities	$583,868	$443	$(75)	$584,236

		Gross unrealized	Gross unrealized
At December 31, 2024	Amortized Cost	holding gains	holding losses	Fair market value
Marketable securities:
Bond and bond funds	$462,111	$313	$(91)	$462,333
Commercial Paper	111,933	—	—	111,933
Total marketable securities	$574,044	$313	$(91)	$574,266

As of December 31, 2025 and 2024, the Company had classified $584.2 million and $574.3 million of marketable securities, respectively, as short-term because it had the intent to maintain a liquid portfolio and the ability to redeem the securities within one year.

Inventories

Inventories include expendable parts and supplies and are valued at cost (FIFO basis) less an allowance for obsolescence based on historical part turnover, excess parts and management’s expectations of future operations. Expendable inventory parts are charged to expense as used. An obsolescence allowance for flight equipment expendable parts is accrued based on estimated lives of the corresponding fleet types, anticipated part usage and salvage values. The inventory allowance as of December 31, 2025 and 2024, was $32.3 million and $28.8 million, respectively.

Property and Equipment

Property and equipment are stated at cost and depreciated over their useful lives to their estimated residual values using the straight-line basis. The Company revises its estimated useful life and residual values assumptions when facts and circumstances occur, particularly as the Company’s CRJ fleet ages. Effective November 1, 2025, the Company extended the estimated useful lives of certain CRJ airframes and CRJ rotable spare parts by five to seven years to align with the Company’s long-term fleet plan and adjusted residual values on its spare engines to reflect current market conditions. Additionally, at December 31, 2025, the Company extended the useful lives of certain spare engines and E175 rotable spare parts by 7 to 12 years to align with the Company’s long-term fleet plan. The effect of these changes was not material to the consolidated financial statements. The following summarizes the Company’s useful life and residual value assumptions as of December 31, 2025:

Assets	Depreciable Life	Current Residual Value
Aircraft, rotable spares, and spare engines	up to 27 years	up to 20%
Ground equipment	up to 10 years	0%
Office equipment	up to 5 years	0%
Leasehold improvements	Shorter of 15 years or lease term	0%
Buildings	20 - 39.5 years	0%

Impairment of Long-Lived Assets

As of December 31, 2025, the Company had approximately $5.8 billion of property and equipment, net of accumulated depreciation. In accounting for these long-lived assets, the Company makes estimates about the expected useful lives of the assets, the expected residual values of such assets, and the potential for impairment based on projected future cash flows and estimated fair value of the assets. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the condition of the long-lived assets and operating cash flow losses associated with the use of the long-lived assets. On a periodic basis, the Company evaluates whether impairment indicators are present. When considering whether or not impairment of long-lived assets exists, the Company groups similar assets together at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and compare the undiscounted cash flows for each asset group to the net carrying amount of the assets supporting the asset group. Asset groupings are done at the aircraft type level.

Capitalized Interest

Interest is capitalized on aircraft purchase deposits as a portion of the cost of the asset and is depreciated over the estimated useful life of the asset. During the years ended December 31, 2025, 2024 and 2023, the Company capitalized interest costs of approximately $3.5 million, $3.3 million and $1.5 million, respectively.

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

Flying Agreements and Airport Customer Service and Other Revenues

The Company recognizes revenue under its flying agreements and under its lease, airport services and other service agreements when the service is provided under the applicable agreement. Under the Company’s capacity purchase agreements with United, Delta, American and Alaska (each, a “major airline partner”), the major airline partner generally pays the Company a fixed-fee for each departure, flight hour (measured from takeoff to landing, excluding taxi time) or block hour (measured from takeoff to landing, including taxi time) incurred, and an amount per aircraft in service each month, with additional incentives based on flight completion, on-time performance or other performance metrics. The major airline partner also directly pays for or reimburses the Company for certain direct expenses incurred under the capacity purchase agreement, such as fuel, airport landing fees and airport rents. Under the capacity purchase agreements, the Company’s performance obligation is met when each flight is completed, measured in completed block hours, and is reflected in flying agreements revenue. The transaction price for the capacity purchase agreements is determined from the fixed-fee consideration, incentive consideration and directly reimbursed expenses earned as flights are completed over the agreement term. For the years ended December 31, 2025, 2024 and 2023, capacity purchase agreements represented approximately 84.3%, 86.6% and 86.5% of the Company’s flying agreements revenue, respectively.

Under the Company’s prorate agreements, the major airline partner and the Company negotiate a passenger fare proration formula, pursuant to which the Company receives a percentage of the ticket revenues for those passengers traveling for one portion of their trip on a Company airline and the other portion of their trip on the major airline partner. Under the Company’s prorate agreements, the performance obligation is met and revenue is recognized when each flight is completed based upon the portion of the prorate passenger fare the Company determines that it will receive for each completed flight. The transaction price for the prorate agreements is determined from the proration formula derived from each passenger ticket amount on each completed flight over the agreement term. Certain routes under the Company’s prorate agreements are subsidized by the U.S. Department of Transportation under the Essential Air Service (“EAS”) program, a program created to ensure small communities in the United States maintain a minimum level of scheduled air service. The EAS contracts are generally between two and three years in duration and the Company recognizes EAS revenue on a per-completed-flight basis pursuant to the terms of each contract. In the event the Company receives upfront consideration for an EAS contract, the Company recognizes the revenue on a per-completed flight basis over the EAS contract term. Under the Company’s charter operations, SWC, the Company negotiates a fare for the charter flight with the customer. The performance obligation is met and revenue is recognized upon completion of the flight. For the years ended December 31, 2025, 2024 and 2023, prorate agreements and SWC revenue represented approximately 15.7%, 13.4%, and 13.5% of the Company’s flying agreements revenue, respectively.

The following table represents the Company’s flying agreements revenue by type for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	For the year ended December 31,
	2025	2024	2023
Capacity purchase agreements flight operations revenue (non-lease component)	$2,590,735	$2,415,598	$1,976,743
Capacity purchase agreements fixed aircraft lease revenue	441,262	303,134	296,047
Capacity purchase agreements variable aircraft lease revenue	242,743	236,676	180,218
Prorate agreements and SWC revenue	610,413	457,390	381,389
Flying agreements revenue	$3,885,153	$3,412,798	$2,834,397

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

A portion of the Company’s compensation under its capacity purchase agreements is designed to reimburse the Company for certain aircraft ownership costs. The consideration for aircraft ownership costs varies by agreement but is intended to compensate the Company for providing its aircraft under the contract. The consideration received for the use of the aircraft under the Company’s capacity purchase agreements is accounted for as lease revenue, inasmuch as the agreements identify the “right of use” of a specific type and number of aircraft over a stated period of time. The lease revenue associated with the Company’s capacity purchase agreements is accounted for as an operating lease and is reflected as flying agreements revenue on the Company’s consolidated statements of comprehensive income. The Company recognizes fixed monthly lease payments as lease revenue using the straight-line basis over the capacity purchase agreement term and variable lease payments in the period when the block hours are completed. The Company has not separately stated aircraft rental income and aircraft rental expense in the consolidated statement of comprehensive income because the use of the aircraft is not a separate activity of the total service provided under the capacity purchase agreements.

The following table summarizes the amount of deferred revenue, recognition of previously deferred revenue and change in unbilled revenue for the fixed monthly non-lease and lease payments received under the Company’s capacity purchase agreements for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year ended December 31,
	2025	2024	2023
Non-lease fixed monthly payments:
Deferred recognition of revenue on fixed monthly payments received	$—	$—	$(151,320)
Revenue recognized that was deferred in previous period	30,053	35,501	—
Increase (decrease) in unbilled revenue	8,192	7,871	(12,601)
Total non-lease revenue recognized (deferred)	38,245	43,372	(163,921)
Lease fixed monthly payments:
Deferred recognition of revenue on fixed monthly payments received	—	—	(78,550)
Revenue recognized that was deferred in previous period	13,934	1,536	—
Increase (decrease) in unbilled revenue	5,581	—	—
Total lease revenue recognized (deferred)	19,515	1,536	(78,550)
Total revenue recognized (deferred)	$57,760	$44,908	$(242,471)

The Company's unbilled revenue and deferred revenue balances were reflected in the following balance sheet line items at December 31, 2025 and 2024 (in thousands):

	December 31,	December 31,
	2025	2024
Unbilled revenue - other current assets	$1,133	$1,133
Unbilled revenue - other long-term assets	26,661	14,032
Total unbilled revenue	27,794	15,165

Deferred revenue - other current liabilities	163,894	54,789
Deferred revenue - other long-term liabilities	128,509	282,745
Total deferred revenue	292,403	337,534

Net deferred revenue balance	$264,609	$322,369

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

The following summarizes the significant provisions of each code-share agreement the Company has with each major airline partner through SkyWest Airlines:

United Express Agreements
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
United Express Agreements	• E175	121	Individual aircraft have scheduled
(capacity purchase agreements)	• CRJ700/CRJ550	37	removal dates under the agreements
	• CRJ200	30	between 2026 and 2033

United Express Prorate Agreement	• CRJ200	28*	Terminable with 120-day notice
Total under United Express Agreements		216

Delta Connection Agreements
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
Delta Connection Agreement	• E175	87	Individual aircraft have scheduled
(capacity purchase agreement)	• CRJ900	32	removal dates under the agreement
	• CRJ700	4	between 2026 and 2034

Delta Connection Prorate Agreement	• CRJ550	14*	Terminable with 30-day notice
Total under Delta Connection Agreements		137

American Agreements
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
American Agreement	• E175	20	Individual aircraft have scheduled
(capacity purchase agreement)	• CRJ700	68	removal dates under the agreement
			between 2027 and 2032

American Prorate Agreement	• CRJ900	4*	Terminable with 180-day notice
Total under American Agreements		92

Alaska Agreement
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
Alaska Agreement	• E175	42	Individual aircraft have scheduled
(capacity purchase agreement)			removal dates under the agreement
			between 2030 and 2034
*	The Company’s prorate agreements are based on specific routes, not a specific aircraft count. The number of aircraft listed above for each prorate agreement approximates the number of aircraft the Company uses to serve the prorate routes.

In addition to the contractual agreements described above, as of December 31, 2025, SkyWest Airlines reached agreements with certain major airline partners to place additional aircraft under capacity purchase agreements as summarized below. The Company is coordinating with its major airline partners and aircraft manufacturer regarding the timing of upcoming fleet deliveries and the delivery timing referenced below is subject to change.

●	Capacity purchase agreement with United for eight new E175 aircraft, which are scheduled for delivery in 2026. The Company anticipates financing the aircraft through debt.
●	Capacity purchase agreement with Alaska for one new E175 aircraft, which is scheduled for delivery in 2026. The Company anticipates financing the aircraft through debt.
●	Capacity purchase agreement with Delta for 16 new E175 aircraft. 10 new E175 aircraft are currently scheduled for delivery in 2027 and six new E175 aircraft are scheduled for delivery in 2028. The Company anticipates financing the aircraft through debt.
●	Capacity purchase agreement with United for 23 used CRJ550 aircraft that are anticipated to be placed into service by the end of 2026. Pursuant to these agreements, the Company is in the process of converting its owned CRJ700s to CRJ550s.

In January 2026, the Company extended the scheduled contract expirations on 40 E175 aircraft with United and 13 E175 aircraft with Delta. The termination dates in the table above reflect the January 2026 extensions.

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

Lease, airport services and other revenues primarily consist of revenue generated from aircraft and spare engines leased to third parties, maintenance services provided to third parties and airport customer service agreements, such as gate and ramp agent services at various airports where the Company has been contracted by third parties to provide such services. The following table represents the Company’s lease, airport services and other revenues for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	For the year ended December 31,
	2025	2024	2023
Operating lease fixed revenue	$66,316	$56,063	$47,554
Operating lease variable revenue	32,557	28,877	18,420
Airport customer service and other revenue	74,176	30,182	35,061
Lease, airport services and other	$173,049	$115,122	$101,035

The following table summarizes future minimum rental income under operating leases primarily related to leased aircraft and engines that had remaining non-cancelable lease terms as of December 31, 2025 (in thousands):

2026	$46,677
2027	43,359
2028	42,475
2029	40,948
2030	24,658
Thereafter	1,323
Total future minimum rental income under operating leases	$199,440

Of the Company’s $5.8 billion of property and equipment, net of accumulated depreciation as of December 31, 2025, $238.7 million of regional jet aircraft and spare engines were leased to third parties under operating leases. The Company’s mitigation strategy for the residual asset risks of these assets includes leasing aircraft and engine types that can be operated by the Company in the event of a default. Additionally, the operating leases typically have specified lease return condition requirements paid by the lessee to the Company and the Company typically maintains inspection rights under the leases.

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

As of December 31, 2025, the Company had $159.8 million in accounts receivable of which $129.0 million is related to flying agreements. As of December 31, 2024, the Company had $122.8 million in accounts receivable of which $105.2 million is related to flying agreements.

Allowance for Credit Losses

The Company has an allowance for credit losses associated with its accounts receivable, notes receivable and third-party debt guarantees. The Company monitors publicly available credit ratings for entities for which the Company has a significant receivable balance or guarantee. As of December 31, 2025, the Company had gross receivables of $163.3 million in current assets and gross receivables of $266.3 million in other long-term assets. As of December 31, 2024, the Company had gross receivables of $125.9 million in current assets and gross receivables of $225.2 million in other long-term assets. The Company has established credit loss reserves based on publicly available historic default rates issued by a third party for companies with similar credit ratings, factoring in the amount and term of the Company’s respective accounts receivable, notes receivable or guarantees. During the year ended December 31, 2025, the Company increased its credit loss reserve by $7.5 million primarily due to the increase in receivables from December 31, 2024 to December 31, 2025 and the Company’s assessment of higher credit risk of certain outstanding receivables. During the year ended December 31, 2024, the Company recorded $3.6 million of adjustments as reductions to the credit loss reserve. During the year ended December 31, 2023, the Company recorded $0.2 million of adjustments to the credit loss reserve and wrote-off $18.5 million in receivables that were fully reserved as of December 31, 2022. There were no other significant changes in the outstanding accounts receivable, notes receivable, guarantees or credit ratings of the entities.

The following table summarizes the changes in allowance for credit losses:

Allowance for Credit Losses
Balance at December 31, 2022	37,385
Adjustments to credit loss reserves	(185)
Write-offs charged against allowance	(18,501)
Balance at December 31, 2023	18,699
Adjustments to credit loss reserves	(3,628)
Write-offs charged against allowance	—
Balance at December 31, 2024	$15,071
Adjustments to credit loss reserves	7,520
Write-offs charged against allowance	(82)
Balance at December 31, 2025	$22,509

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

	Year Ended December 31,
	2025	2024	2023
Treasury Warrants (1)	—	—	286
Unvested Employee Equity Awards	—	—	15
Total antidilutive securities	—	—	301
(1)	Warrants originally issued to U.S. Department of the Treasury (“Treasury”) to purchase shares of SkyWest common stock issued pursuant to the three Payroll Support Program Agreements and a loan agreement with the U.S. Treasury. See Note 9, “Capital Transactions” for further discussion on the warrants issued to Treasury.

Additionally, for the years ended December 31, 2025, 2024 and 2023, 79,000, 209,000 and 334,000 performance share units (“PSUs”) (at target performance) were excluded from the computation of Diluted EPS because the Company had not achieved the minimum target thresholds for these PSUs as of December 31, 2025, 2024 and 2023, respectively.

The calculation of the weighted average number of common shares outstanding for Basic EPS and Diluted EPS are as follows for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net income	$428,334	$322,962	$34,342
Denominator:
Basic earnings per share weighted average shares	40,314	40,262	43,940
Dilution due to employee equity awards and warrants	1,089	1,285	659
Diluted earnings per share weighted average shares	41,403	41,547	44,599

Basic earnings per share	$10.62	$8.02	$0.78
Diluted earnings per share	$10.35	$7.77	$0.77

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

Recent Accounting Pronouncements

At December 31, 2025, the Company adopted Accounting Standards Update No. 2023-09 (“ASU 2023-09”), “Income Taxes (ASC Topic 740) – Improvements to Income Tax Disclosures,” issued by the Financial Accounting Standards Board (FASB). The standard enhances the transparency, effectiveness and comparability of income tax disclosures by requiring consistent categories and greater disaggregation of information related to income tax rate reconciliations and the jurisdictions in which income taxes are paid. As required by the standard, the Company recast prior year disclosures to conform to the current year presentation. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements. For further details, refer to Note 4, Income Taxes.

In March 2024, the FASB issued Accounting Standards Update No. 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (ASC Subtopic 220-40) – Disaggregation of Income Statement Expenses”, which enhances the transparency and comparability of financial statements by requiring companies to disclose more granular information about expense components. As clarified in ASU 2025-01, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the effective date,” the guidance is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.

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

The Company’s chief operating decision maker analyzes the profitability of operating aircraft separately from the profitability of the Company’s capital deployed for new aircraft and the related aircraft financings, including the Company’s E175 fleet. The SkyWest Airlines and SWC segment includes revenue earned under the applicable capacity purchase agreements attributed to operating such aircraft and the respective operating costs, and revenue and operating expenses attributed to prorate agreements and airport services agreements. The SkyWest Leasing segment includes applicable revenue earned under the applicable capacity purchase agreements attributed to the ownership of new aircraft acquired through the issuance of debt and the respective depreciation and interest expense of such aircraft. The SkyWest Leasing segment also includes the activity of leasing regional jet aircraft and spare engines to third parties and other activities. The SkyWest Leasing segment’s total assets and capital expenditures include new aircraft acquired through the issuance of debt and assets leased to third parties.

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

The following represents the Company’s segment data for the years ended December 31, 2025, 2024, and 2023 (in thousands). As required by the adoption of ASC 2023-07 for the year ended December 31, 2024, the Company recast the 2023 segment disclosures to conform to the 2025 and 2024 presentation.

	Year ended December 31, 2025
	SkyWest Airlines	SkyWest
	and SWC	Leasing	Consolidated
Operating revenues	$3,415,066	$643,136	$4,058,202

Salaries, wages and benefits	1,556,695	2,661	1,559,356
Aircraft maintenance, materials and repairs	877,369	66,410	943,779
Depreciation and amortization	157,560	206,937	364,497
Interest expense	11,698	92,747	104,445
Other segment expense (income) items(1)	548,776	(28,242)	520,534
Segment profit(2)	$262,968	$302,623	$565,591

Total assets (as of December 31, 2025)	$3,244,166	$4,142,083	$7,386,249
Capital expenditures (including non-cash)	$366,362	$182,622	$548,984

	Year ended December 31, 2024
	SkyWest Airlines	SkyWest
	and SWC	Leasing	Consolidated
Operating revenues	$2,905,339	$622,581	$3,527,920

Salaries, wages and benefits	1,461,271	2,661	1,463,932
Aircraft maintenance, materials and repairs	684,805	27,837	712,642
Depreciation and amortization	145,052	238,828	383,880
Interest expense	12,916	101,424	114,340
Other segment expense (income) items(1)	462,404	(41,421)	420,983
Segment profit(2)	$138,891	$293,252	$432,143

Total assets (as of December 31, 2024)	$2,810,521	$4,329,346	$7,139,867
Capital expenditures (including non-cash)	$310,636	$128,584	$439,220

	Year ended December 31, 2023
	SkyWest Airlines	SkyWest
	and SWC	Leasing	Consolidated
Operating revenues	$2,392,174	$543,258	$2,935,432

Salaries, wages and benefits	1,319,954	2,661	1,322,615
Aircraft maintenance, materials and repairs	657,392	16,061	673,453
Depreciation and amortization	149,264	233,851	383,115
Interest expense	17,053	113,877	130,930
Other segment expense (income) items(1)	413,722	(28,712)	385,010
Segment profit (loss)(2)	$(165,211)	$205,520	$40,309

Total assets (as of December 31, 2023)	$2,537,834	$4,488,459	$7,026,293
Capital expenditures (including non-cash)	$113,783	$150,126	$263,909
(1)	Other segment items include aircraft fuel; airport related expenses; other operating expenses consisting primarily of property taxes, hull and liability insurance, simulator costs, aircraft rentals, crew per diem and crew hotel costs; interest income and other income, net.
(2)	Segment profit (loss) is equal to income before income taxes. As a result of adopting ASC 2023-07, the Company included interest income and other income in the recast segment profit (loss) for each segment during the year ended December 31, 2023.

(3) Long-term Debt

Long-term debt consisted of the following as of December 31, 2025 and 2024 (in thousands):

	December 31,	December 31,
	2025	2024
Notes payable to banks, due in quarterly installments, plus interest at 2.33% to 5.95% through 2037, secured by aircraft	$1,834,813	$2,055,330
Notes payable to banks, due in monthly or semi-annual installments, plus interest at 2.90% to 5.94% through 2032, secured by aircraft and engines	372,916	436,649
Notes payable to U.S. Government, interest due semi-annually and based on SOFR plus 2.0% through 2030, unsecured	105,210	—
Notes payable to U.S. Government, interest due semi-annually at 1.00% as of December 31, 2025 and 2024 and based on SOFR plus 2.0% from 2026 through 2031, unsecured	95,430	200,640
Long-term debt	2,408,369	2,692,619
Current portion of long-term debt	(550,028)	(539,061)
Less long-term portion of unamortized debt issue cost, net	(13,069)	(16,772)
Long-term debt, net of current maturities and debt issue costs	$1,845,272	$2,136,786

Current portion of long-term debt	$550,028	$539,061
Less current portion of unamortized debt issue cost, net	(3,216)	(3,472)
Current portion of long-term debt, net of debt issue costs	$546,812	$535,589

As of December 31, 2025, the Company had $2.4 billion of total long-term debt, which consisted of $2.2 billion of debt used to finance aircraft and engines and $200.6 million of unsecured debt payable to Treasury, of which $105.2 million is due in 2030 and $95.4 million is due in 2031. As of December 31, 2025, $95.4 million of the unsecured debt payable to Treasury had a fixed annual interest rate of 1.0% and is scheduled to increase to the applicable SOFR rate plus 2.0% during the first six months of 2026. As of December 31, 2024 the Company had $2.7 billion of total long-term debt, which consisted of $2.5 billion of debt used to finance aircraft and engines and $200.6 million of unsecured debt payable to Treasury. The average effective interest rate on the Company’s debt was approximately 4.3% and 4.2% at December 31, 2025 and 2024, respectively.

During 2025, the Company took delivery of seven new E175 aircraft that the Company financed through $165.8 million of long-term debt. The debt associated with the seven E175 aircraft has 12-year terms, is due in quarterly installments, and is secured by the E175 aircraft.

During 2025, the Company executed a promissory note for $43.0 million. The promissory note has a five-year term, is due in monthly installments, and is secured by aircraft.

The aggregate amounts of principal maturities of long-term debt as of December 31, 2025 were as follows (in thousands):

2026	$550,028
2027	505,986
2028	336,930
2029	234,322
2030	279,818
Thereafter	501,285
$2,408,369

As of December 31, 2025 and 2024, SkyWest Airlines had a $100.0 million line of credit. The line of credit includes minimum liquidity and profitability covenants and is secured by certain assets. As of December 31, 2025 and 2024, SkyWest Airlines had no amounts outstanding under the line of credit facility. However, at December 31, 2025 and 2024, the Company had $24.4 million and $24.9 million, respectively, in letters of credit issued under the facility which reduced the amount available under the facility to $75.6 million and $75.1 million, respectively. The line of credit expires March 25, 2028 and has a variable interest rate of 3.5% plus the one month SOFR rate.

As of December 31, 2025 and 2024, the Company had $47.2 million and $47.1 million, respectively, in letters of credit and surety bonds outstanding with various banks and surety institutions.

The Company’s debt agreements are not traded on an active market and are recorded at carrying value on the Company’s consolidated balance sheet. The fair value of the Company’s long-term debt is estimated based on current rates offered to the Company for similar debt. The fair value of debt is estimated using inputs classified as Level 2 within the fair value hierarchy. The carrying value and fair value of the Company’s long-term debt as of December 31, 2025 and 2024, were as follows (in thousands):

	December 31, 2025	December 31, 2024
Carrying value	$2,408,369	$2,692,619
Fair value	$2,376,943	$2,612,838

(4) Income Taxes

The provision for income taxes includes the following components (in thousands):

	Year ended December 31,
	2025	2024	2023
Current tax provision (benefit):
Federal	$4,838	$5,917	$4,962
State	9,350	2,776	1,794
	14,188	8,693	6,756
Deferred tax provision (benefit):
Federal	105,693	86,301	(678)
State	17,376	14,187	(111)
	123,069	100,488	(789)
Provision for income taxes	$137,257	$109,181	$5,967

The following is a reconciliation between the federal income tax rate of 21.0% and the effective tax rate which is derived by dividing the provision for income taxes by the income before income taxes (in thousands). As a result of adopting ASU 2023-09, the disaggregated components for the years ended December 31, 2024 and 2023 were recast to conform with the presentation for the 2025 year.

	Year ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$118,774	21.0%	$90,750	21.0%	$8,465	21.0%
Domestic federal reconciling items:
Tax credits	(541)	(0.1)%	(107)	0.0%	(356)	(0.9)%
Nontaxable and nondeductible items, net:
Section 162(m) limit on compensation	8,911	1.6%	4,007	0.9%	1,734	4.3%
Other employee non-deductible expenses	2,645	0.5%	2,138	0.5%	1,862	4.6%
Other	5	0.0%	(4)	0.0%	(15)	0.0%
Other reconciling items:
Excess tax benefits from stock based compensation	(11,784)	(2.1)%	(913)	(0.2)%	939	2.3%
Other	(894)	(0.2)%	(524)	(0.1)%	(523)	(1.3)%
Domestic state and local income taxes, net of federal benefit	20,141	3.6%	14,488	3.4%	1,417	3.5%
Change in prior year unrecognized tax benefits	—	—%	(654)	(0.2)%	(7,556)	(18.7)%
Provision for income taxes	$137,257	24.3%	$109,181	25.3%	$5,967	14.8%

For the year ended December 31, 2025, the Company's state and local income taxes from California, Colorado, Illinois, and Oregon comprised the majority of the state and local income taxes, net of federal benefit category. For the years ended December 31, 2024 and 2023, the Company's state and local income taxes from California, Colorado, and Illinois comprised the majority of the state and local income taxes, net of federal benefit category.

The following are the income taxes paid, net of refunds by the Company for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year ended December 31,
	2025	2024	2023
US Federal	$5,000	$12,500	$12,000
Domestic state and local:
California	5,050	1,850	—
Illinois	1,300	760	450
Other	5,513	3,478	1,160
Total income taxes paid, net of refunds	$16,863	$18,588	$13,610

The significant components of the Company’s net deferred tax assets and liabilities as of December 31, 2025 and 2024, are as follows (in thousands):

	As of December 31,
	2025	2024
Deferred tax assets:
Accrued benefits	$34,033	$34,096
Net operating loss carryforward	64,774	89,030
Aircraft maintenance contracts	93,737	86,965
Deferred revenue	70,525	83,724
Operating lease liabilities	20,037	21,452
Interest deduction limitation	—	2,333
Accrued reserves and other	59,459	47,486
Total deferred tax assets	342,565	365,086
Valuation allowance	—	—
Deferred tax liabilities:
Accelerated depreciation	(1,214,016)	(1,131,670)
Operating lease right-of-use assets	(20,037)	(21,384)
Other	(19,243)	—
Total deferred tax liabilities	(1,253,296)	(1,153,054)
Net deferred tax liability	$(910,731)	$(787,968)

The Company’s deferred tax liabilities were primarily generated through accelerated depreciation, combined with shorter depreciable tax lives, allowed under the IRS tax code for purchased aircraft and support equipment compared to the Company’s depreciation policy under GAAP for such assets (see Note 1, “Nature of Operations and Summary of Significant Accounting Policies”).

At December 31, 2025 and 2024, the Company had federal net operating losses of approximately $269.1 million and $377.9 million and state net operating losses of approximately $239.4 million and $280.3 million, respectively.  The estimated effective tax rate applicable to the federal and state net operating losses at December 31, 2025, was 21.0% and 3.45%, respectively. The Company anticipates that the federal and state net operating losses will start to expire in 2035 and 2026, respectively. The Company has no ongoing federal examination and has one ongoing state examination. Federal tax years 2022, 2023 and 2024 are open to examination.

Under ASC Topic 740, the accounting guidance related to uncertainty in tax positions requires that the impact of a tax position be recognized in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. A reconciliation of the beginning and ending amount of unrecognized tax benefits for the year ended December 31, 2025, 2024 and 2023 is as follows (in thousands):

	Year ended December 31,
	2025	2024	2023
Unrecognized tax benefits at the beginning of year	$—	$654	$8,210
Gross increases - current year tax positions	—	—	—
Gross increases - prior year tax positions	—	—	191
Gross decreases - prior year tax positions	—	(654)	(7,747)
Unrecognized tax benefits at end of year	$—	$—	$654

Interest and penalties in year-end balance	$—	$—	$—

For the year ended December 31, 2023, the Company recorded $191,000 of interest expense related to uncertain tax positions not offset by the Company's tax attributes. The Company did not record a similar expense for the years ended December 31, 2025 and 2024.

(5) Commitments and Contingencies

Self-Insurance

The Company self-insures a portion of its potential losses from claims related to workers’ compensation, environmental issues, property damage, medical insurance for employees and general liability. Losses are accrued based on an estimate of the ultimate aggregate liability for claims incurred, using standard industry practices and the Company’s actual experience. The Company uses judgment and estimates in determining the ultimate aggregate liabilities for claims incurred in its workers’ compensation liability. The Company also used assumptions in determining the workers compensation liability such as an estimation of loss payment and loss reporting development patterns. At December 31, 2025 and 2024, the Company’s accrued workers’ compensation liability totaled $19.1 million and $18.5 million, respectively, of which $9.8 million and $9.0 million, respectively, was short-term and included in other current liabilities. Actual results could differ from these estimates.

Legal Matters

The Company is subject to certain legal actions which it considers routine to its business activities. As of December 31, 2025, management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations.

Concentration Risk and Significant Customers

The Company requires no collateral from its major airline partners or customers, but monitors the financial condition of its major airline partners. Under the majority of the Company’s code-share agreements, the Company receives weekly payments from its major code-share partners that approximate a significant percentage of the compensation earned for such period. Additionally, the Company provides certain customer service functions at multiple airports for various airlines and the Company maintains a credit loss reserve based upon expected collectability of all accounts receivable. For the years ended December 31, 2025, 2024, and 2023, the Company’s contractual relationships with Delta and United combined accounted for approximately 70.3%, 72.3% and 70.9%, respectively of the Company’s total revenues.

Employees Under Collective Bargaining Agreements

As of December 31, 2025, the Company had approximately 15,800 employees. Although no SkyWest Airlines employees are represented by a national union, the majority of SkyWest Airlines’ employees are covered by a written, stable and binding collective bargaining agreement under the Railway Labor Act, entered into between SkyWest Airlines and long-established labor associations, such as the SkyWest Airlines Pilot Association (“SAPA”).

Aircraft and Other Purchase Commitments

As of December 31, 2025, the Company had a purchase commitment to purchase 69 new E175 aircraft from Embraer with anticipated delivery dates through 2032, including a purchase agreement the Company entered into with Embraer during the second quarter of 2025. Under this commitment, the Company expects to purchase and place into service eight E175 aircraft with United, one E175 aircraft with Alaska and 16 E175 aircraft with Delta. The remaining purchase commitment delivery positions for 44 E175 aircraft are from 2028 through 2032. The Company also had a purchase agreement to acquire two used E170 aircraft with anticipated closing dates in 2026.

In addition to the above, in 2024, the Company entered into a master equipment purchase agreement with another airline to acquire certain airframes and engines and lease the assets back to the airline under a five-year term. The Company accounted for the transaction as a failed sale-leaseback in accordance with ASC 842 as the criteria for a sale were not met. At December 31, 2025, the Company estimates the remaining financing obligation under the agreement will be between $20.0 million and $25.0 million and anticipates closing on the remaining financings during 2026.

Guarantees

In 2022, the Company agreed to guarantee $19.8 million of debt for a 14 CFR Part 135 air carrier. The debt is secured by the Part 135 air carrier’s aircraft and engines and has a five-year term. In exchange for providing the guarantee, the Company received 6.5% of the guaranteed amount as consideration, payable in the estimated value of common stock of the Part 135 air carrier, all of which was sold in 2023. The balance of the debt under the guarantee was $12.6 million as of December 31, 2025.

In 2023, the Company agreed to guarantee up to $12.0 million of debt for an aviation school. The debt was secured by the school’s aircraft and engines and had a five-year term. In exchange for providing the guarantee, the Company received 2.0% of the guaranteed amount annually as consideration in cash. In June 2025, the aviation school fully repaid the debt under the guarantee agreement. As a result, the Company was no longer a guarantor at December 31, 2025.

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

Aircraft

As of December 31, 2025, excluding aircraft financed by the Company’s major airline partners that the Company operates for them under contract, the Company leased eight aircraft under long-term lease agreements with remaining terms ranging from three to five years. The Company is subleasing these eight aircraft to a third party.

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

Leases

As of December 31, 2025, the Company’s right-of-use assets were $81.9 million, the Company’s current maturities of operating lease liabilities were $19.6 million, and the Company’s noncurrent lease liabilities were $62.3 million. During 2025, the Company paid $34.1 million under operating leases reflected as a reduction from operating activities cash flows.

The table below presents lease related terms and discount rates as of December 31, 2025:

Weighted-average remaining lease term for operating leases	10.3 years
Weighted-average discount rate for operating leases	6.2%

The Company’s lease costs for 2025, 2024 and 2023 included the following components (in thousands):

	For the year ended December 31,
	2025	2024	2023
Operating lease cost	$36,794	$28,260	$48,169
Variable and short-term lease cost	2,220	2,534	2,840
Sublease income	(4,014)	(5,050)	(5,402)
Total lease cost	$35,000	$25,744	$45,607

As of December 31, 2025, the Company leased aircraft, airport facilities, office space, and other property and equipment under non-cancelable operating leases, which are generally under long-term agreements pursuant to which the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. The Company expects that, in the normal course of business, such operating leases that expire will be renewed or replaced by other leases.

The following table reconciles future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms as of December 31, 2025 to the operating lease liabilities recorded on the consolidated balance sheet (in thousands):

2026	$20,264
2027	19,680
2028	13,874
2029	12,143
2030	6,079
2031 and thereafter	46,959
Total minimum lease payments	118,999
Less: imputed interest	(37,056)
Present value of future lease payments	81,943
Less: current maturities of operating lease liabilities	(19,629)
Long-term operating lease liabilities	$62,314

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

As of December 31, 2025 and 2024, the Company held certain assets that are required to be measured at fair value on a recurring basis. Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of December 31, 2025
	Total	Level 1	Level 2	Level 3
Marketable Securities
Bonds and bond funds	$487,699	$—	$487,699	$—
Commercial paper	96,537	—	96,537	—
	584,236	—	584,236	—
Investments in Other Companies	4,253	4,253	—	—
Cash and Cash Equivalents	122,673	122,673	—	—
Total Assets Measured at Fair Value	$711,162	$126,926	$584,236	$—

	Fair Value Measurements as of December 31, 2024
	Total	Level 1	Level 2	Level 3
Marketable Securities
Bonds and bond funds	$462,333	$—	$462,333	$—
Commercial paper	111,933	—	111,933	—
	574,266	—	574,266	—
Investments in Other Companies	8,160	—	—	8,160
Cash and Cash Equivalents	227,362	227,362	—	—
Total Assets Measured at Fair Value	$809,788	$227,362	$574,266	$8,160

The Company’s “Marketable Securities” classified as Level 2 securities primarily utilize broker quotes in a non-active market for valuation of these securities.

During the year ended December 31, 2025, the Company exercised its warrant to purchase 1,500,000 shares of common stock of Eve Holding, Inc. (“Eve”) through a cashless exercise and received shares of common stock of Eve. See Note 12 “Investments in Other Companies” for additional information regarding the Company’s investment in Eve. The warrant was classified as Level 3 within the fair value hierarchy as of December 31, 2024. The Company’s shares of Eve’s common stock are actively traded and are valued using quoted market prices and are classified as Level 1 within the fair value hierarchy as of December 31, 2025. The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

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

In March 2024, the Company decided not to sell the 14 CRJ700 aircraft based on improved pilot availability and reclassified them as held for use assets in “Aircraft and rotable spares” on the Company’s consolidated balance sheet. The Company remeasured the fair value of the held for use assets at the time of the reclassification and, as a result, the Company recorded a $4.2 million gain (pre-tax), as an offset to “Other Operating Expenses” in the Company’s consolidated statement of income during the year ended December 31, 2024, primarily due to the elimination of the estimated costs to sell the assets.

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

Stock Compensation

On May 7, 2019, the Company’s shareholders approved the adoption of the SkyWest, Inc. 2019 Long-Term Incentive Plan, which provided for the issuance of up to 4,500,000 shares of common stock to the Company’s directors, employees, consultants and advisors (the “2019 Incentive Plan”). On May 7, 2024, the Company’s shareholders approved the amendment and restatement of the 2019 Incentive Plan (“Restated 2019 Incentive Plan”), providing an additional 1,298,000 shares of common stock to be issued. The Restated 2019 Incentive Plan provides for awards in the form of options to acquire shares of common stock, stock appreciation rights, restricted stock grants, restricted stock units and performance awards. The Restated 2019 Incentive Plan is subject to a fungible ratio concept, such that the issuance of stock options and stock appreciation rights reduces the number of available shares under the Restated 2019 Incentive Plan on a 1-for-1 basis, and the issuance of other awards reduces the number of available shares under the Restated 2019 Incentive Plan on a 1.65-for-1 basis. The Restated 2019 Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”). As of December 31, 2025, the Restated 2019 Incentive Plan had 2.8 million plan shares remaining available for future issuance, based on target payout for granted and unvested PSUs.

Stock Options

During the years ended December 31, 2025, 2024 and 2023, the Company did not grant any options to purchase shares of common stock to its employees. The Company had no outstanding stock options as of December 31, 2025 and 2024. The following table summarizes the stock option activity for the year ended December 31, 2023. There was no stock option activity for the years ended December 31, 2025 and 2024.

	2023

		Weighted
		Average
	Number of	Exercise
	Options	Price
Outstanding at beginning of year	6,816	$14.78
Granted	—	—
Exercised	(3,848)	14.78
Cancelled	(2,968)	14.78
Outstanding at end of year	—	$—

The total intrinsic value of options to acquire shares of the Company’s common stock that were exercised was $0.1 million for the year ended December 31, 2023. The Company did not have any option exercises for the years ended December 31, 2025 and 2024.

Restricted Stock Units (“RSUs”)

During the year ended December 31, 2025, the Company granted 25,359 restricted stock units to certain of the Company’s employees under the Restated 2019 Incentive Plan. The restricted stock units granted during the year ended December 31, 2025, have a three-year cliff-vesting period, during which the recipient must remain employed with the Company or its subsidiaries. The weighted average fair value of the restricted stock units at the date of grants made during the year ended December 31, 2025, was $118.96 per share.

The following table summarizes the activity of restricted stock units granted to certain Company employees for the years ended December 31, 2025, 2024, and 2023:

		Weighted-Average
		Grant-Date Fair
	Number of RSUs	Value
Non-vested RSUs outstanding at December 31, 2022	160,022	$47.28
Granted	127,348	18.77
Vested	(65,283)	61.45
Cancelled	(19,175)	28.11
Non-vested RSUs outstanding at December 31, 2023	202,912	$26.64
Granted	50,577	59.57
Vested	(32,273)	44.87
Cancelled	(8,372)	23.36
Non-vested RSUs outstanding at December 31, 2024	212,844	$31.83
Granted	25,359	118.96
Vested	(50,627)	32.86
Cancelled	(1,862)	18.65
Non-vested RSUs outstanding at December 31, 2025	185,714	$43.58

Performance Share Units

During the year ended December 31, 2025, the Compensation Committee granted PSUs, which are performance-based restricted stock units, to certain Company employees. The PSUs have a three-year vesting period, during which the recipient must remain employed with the Company. The number of PSUs awardable may exceed the target amount granted depending on the Company’s performance over three one-year measurement periods against the pre-established targets. The Company’s compensation expense for PSUs is based upon the projected number of PSUs estimated to be awarded at the conclusion of the performance period. During the 2025 year, the Company granted 59,165 PSUs at target performance, all of which were outstanding as of December 31, 2025 and have a potential payout of 118,330 shares, or 200% of target, if the Company’s performance exceeds the pre-established goals for a maximum payout associated with this grant. During the 2024 year, the Company granted 118,021 PSUs at target performance, all of which were outstanding as of December 31, 2025 and have a potential payout of 236,042 shares, or 200% of target, if the Company’s performance exceeds the pre-established goals for a maximum payout associated with this grant. During the 2023 year, the Company granted 391,810 PSUs at target performance, all of which were outstanding as of December 31, 2025 and have a potential payout of 979,525 shares, or 250% of target, if the Company’s performance exceeds the pre-established goals for a maximum payout associated with this grant. During 2025, the Compensation Committee determined the Company achieved 250% of target and awarded 328,611 additional shares related to the performance share grant in 2022 based on the Company’s performance for the 2022, 2023 and 2024 performance periods, measured against the pre-established targets for each period. The Compensation Committee determines the achievement of performance results and corresponding vesting of performance shares for each year’s grant following the conclusion of the respective performance period.

The following table summarizes the activity of PSUs for the years ended December 31, 2025, 2024 and 2023. The number of PSUs granted in the table reflects target performance for the grant in each respective year. The number of achieved PSUs (above or below the target grant) are reflected in the year the grant vests as additional or forfeited PSUs, as indicated in the table:

		Weighted-Average
		Grant-Date Fair
	Number of PSUs	Value
Non-vested PSUs outstanding at December 31, 2022	428,930	$40.96
Granted	391,810	18.65
PSUs forfeited below target from the 2020 grant due to performance	(35,328)	61.45
Vested	(23,528)	61.45
Cancelled	(2,154)	48.07
Non-vested PSUs outstanding at December 31, 2023	759,730	$27.85
Granted	118,021	59.57
Additional PSUs awarded above target from the 2021 grant due to performance	74,445	44.87
Vested	(223,311)	44.87
Cancelled	—	—
Non-vested PSUs outstanding at December 31, 2024	728,885	$29.51
Granted	59,165	118.96
Additional PSUs awarded above target from the 2022 grant due to performance	328,611	32.72
Vested	(547,665)	32.72
Cancelled	—	—
Non-vested PSUs outstanding at December 31, 2025	568,996	$37.57

During the year ended December 31, 2025, the Company granted 6,275 fully-vested shares of common stock and 1,255 restricted stock units to the Company’s directors with a weighted average grant-date fair value of $97.02. During the year ended December 31, 2024, the Company granted 14,179 fully-vested shares of common stock and 2,632 restricted stock units to the Company’s directors with a weighted average grant-date fair value of $61.13. During the year ended December 31, 2023, the Company granted 37,534 fully-vested shares of common stock with a weighted average grant-date fair value of $18.65. During the years ended December 31, 2025, 2024 and 2023, the Company recorded equity-based compensation expense of $18.7 million, $19.9 million and $17.1 million, respectively.

As of December 31, 2025, the Company had $18.1 million of total unrecognized compensation cost related to non-vested restricted stock grants and non-vested performance stock units. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures and estimates of the Company’s future performance for unvested PSUs. The Company expects to recognize this cost over a weighted average period of 1.7 years.

Taxes

The Company’s treatment of stock option grants of non-qualified options, restricted stock units and performance shares results in the creation of a deferred tax asset, which is a temporary difference, until the time that the option is exercised or the restrictions lapse.

Warrants

In 2020 and 2021, the Company issued to Treasury warrants to purchase shares of the Company’s common stock under the Payroll Support Programs and Secured Loan. The warrants had a five-year term from the date of issuance. The weighted average grant-date fair value of these warrants was estimated using the Black-Scholes option pricing model. The holder of the warrants exercised all 785,226 warrants in 2024, and the Company settled the exercise through net share issuances of a total of 481,201 shares of common stock to the holder in 2024. As of December 31, 2025 and 2024, the Company had no warrants issued and outstanding. The Company did not issue any warrants for the years ended December 31, 2025 and 2024.

(10) Retirement Plans and Employee Stock Purchase Plans

SkyWest Retirement Plan

The Company sponsors the SkyWest, Inc. Employees’ Retirement Plan (the “SkyWest Plan”). Subject to certain specified exceptions, all employees of the Company are eligible to participate in the SkyWest Plan. Employees may elect to make contributions to the SkyWest Plan. Generally, the Company matches 100% of such contributions up to levels ranging from 2% to 12% of compensation, based on position and years of service. Eligible employees who are SkyWest Airlines Pilot Association pilots and SWC pilots are eligible for non-elective profit sharing contributions ranging from 0% to 20%, based on position and years of service. Additionally, a discretionary contribution may be made by the Company. The Company’s combined contributions to the SkyWest Plan were $68.5 million, $64.2 million and $59.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

The following table summarizes purchases made under the 2009 Employee Stock Purchase Plans during the years ended December 31, 2025, 2024 and 2023:

	Year ended December 31,
	2025	2024	2023
Number of shares purchased	27,476	47,344	117,350
Average price of shares purchased	$96.49	$60.49	$23.47

The 2009 Stock Purchase Plan is a non-compensatory plan under the accounting guidance. Therefore, no compensation expense was recorded for the years ended December 31, 2025, 2024, and 2023.

(11) Stock Repurchase

The Company’s Board of Directors adopted stock repurchase programs in both February 2019 and May 2023, which authorize the Company to repurchase shares of the Company’s common stock in the public market or in private transactions, from time to time, at prevailing prices. The Company’s February 2019 stock repurchase program authorized up to $250.0 million for the repurchase of the Company’s common stock. In May 2023, the Company’s Board of Directors initially authorized up to $250.0 million for the repurchase of the Company’s common stock under the May 2023 repurchase program, superseding the February 2019 authorization. In May 2025, the Company’s Board of Directors approved a $250.0 million increase to the May 2023 repurchase program. At December 31, 2025, $213.1 million remained available under the May 2023 stock repurchase program.

During the year ended December 31, 2025, the Company repurchased 0.8 million shares of common stock for $84.5 million at a weighted average price per share of $99.61 under the stock repurchase program. The Company recorded $0.4 million of excise tax related to the stock repurchases as Treasury Stock in the Company’s Stockholders Equity for the year ended December 31, 2025. During the year ended December 31, 2024, the Company repurchased 0.6 million shares of common stock for $43.3 million at a weighted average price per share of $74.94 under the stock repurchase program. The Company did not record any excise tax related to the stock repurchases as Treasury Stock in the Company’s Stockholders Equity for the year ended December 31, 2024. During the year ended December 31, 2023, the Company repurchased 10.6 million shares of common stock for $289.1 million at a weighted average price per share of $27.30, of which $130.0 million was repurchased under the February 2019 stock repurchase program and $159.1 million was repurchased under the May 2023 stock repurchase program. The Company also recorded

$2.9 million of excise tax related to the stock repurchases as Treasury Stock in the Company’s Stockholders Equity for the year ended December 31, 2023.

Additionally, during the years ended December 31, 2025, 2024 and 2023, the Company paid $27.2 million, $6.9 million and $0.6 million, respectively, in cash in lieu of issuing shares for the income tax obligation on employee equity awards that vested during the applicable periods.

(12) Investments in Other Companies

Equity Method Investments

During 2019, the Company created a joint venture with Regional One, Inc. (“Regional One”) and, as of December 31, 2025, has invested a total of $26.6 million for a 75% ownership interest in Aero Engines, LLC. (“Aero Engines”). The primary purpose of Aero Engines is to lease engines to third parties. Aero Engines requires unanimous approval from the Company and Regional One for all material transactions. Although the Company determined Aero Engines is a variable interest entity, Aero Engines has no primary beneficiary as no one party has power over Aero Engines. Accordingly, the Company accounts for its investment in Aero Engines under the equity method. The Company’s exposure in its investment in Aero Engines primarily consists of the Company’s portion of income or loss from Aero Engines’ engine lease agreements with third parties and the Company’s ownership percentage in Aero Engines’ engines book value. Aero Engines had no debt outstanding as of December 31, 2025. During the year ended December 31, 2025, the Company received a $12.0 million distribution from Aero Engines, reflected as a reduction to the Company’s investment balance in Aero Engines. As of December 31, 2025, the Company’s investment balance in Aero Engines was $12.8 million and was recorded in “Other Assets” on the Company’s consolidated balance sheet. The Company’s portion of the income generated by Aero Engines for the year ended December 31, 2025, was $0.9 million, which was recorded in “Other income, net” on the Company’s consolidated statements of comprehensive income. As of December 31, 2024, the Company’s investment balance in Aero Engines was $23.9 million and was recorded in “Other Assets” on the Company’s consolidated balance sheet. The Company’s portion of the income generated by Aero Engines for the year ended December 31, 2024, was $2.2 million, which was recorded in “Other income, net” on the Company’s consolidated statements of comprehensive income.

In December 2023, the Company invested $9.9 million for a 9.9% ownership interest in Corporate Flight Management, Inc. d/b/a Contour Airlines (“Contour”), a 14 CFR Part 135 air carrier. In January 2024, the Company invested an additional $15.1 million in Contour. The Company had a 25% ownership interest in Contour at December 31, 2025 and held one of five seats, or 20%, on Contour’s board of directors. Additionally, as part of the initial investment, the Company received an option to acquire additional ownership interest in Contour, which expired on December 31, 2024. The Contour arrangement also includes an asset provisioning agreement under which the Company will provide CRJ airframes, engines and rotable parts to Contour. The Company accounts for its investment in Contour under the equity method where the investment is reported at cost and adjusted each period for the Company’s share of Contour’s income or loss, recorded on a one quarter lag. For the year ended December 31, 2025, the Company recorded income of $1.3 million related to its Contour investment, its portion of income generated by Contour, which was recorded in “Other income, net” on the Company’s consolidated statements of comprehensive income. For the year ended December 31, 2024, the Company recorded income of $0.1 million related to its Contour investment, its portion of income generated by Contour, which was recorded in “Other income, net” on the Company’s consolidated statements of comprehensive income. Additionally, for the year ended December 31, 2024, the Company recorded a loss of $3.7 million related to the expiration of the purchase option to acquire an additional ownership interest in Contour.  As of December 31, 2025, the Company’s investment balance in Contour of $22.8 million was recorded in “Other Assets” on the Company’s consolidated balance sheet. At December 31, 2025, the Company had $8.8 million in notes receivable from Contour related to the sale of aircraft under the asset provisioning agreement. The notes are secured by aircraft and collectible within four years.

The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable.

Fair Value Method Investment

In 2021, the Company entered into a strategic arrangement with Eve, to develop a network of deployment for Eve’s electric vertical takeoff and landing aircraft.

In 2022, the Company acquired 1,000,000 shares of common stock of Eve and a warrant giving the Company the right to acquire 1,500,000 shares of common stock of Eve at an exercise price of $0.01 per share. The Company also received a put option from an Eve shareholder for the 1,000,000 shares of common stock of Eve payable in aircraft parts credits. The intent of the put option was to reduce the Company’s investment risk in Eve. The Company was restricted from selling the shares underlying the warrant until May 2025, and the warrant expires in May 2032. The Company acquired the shares of common stock, warrant and put option (collectively the “Eve Investments”) for $10.0 million. The Company evaluated the Eve Investments under ASC Topic 321, “Investments – Equity Securities” and ASC Topic 815, “Derivatives and Hedging,” and recorded the Eve Investments based on their pro rata share of the consideration paid using the fair value of the Eve Investments on the acquisition date, with subsequent changes in the fair value reported in earnings. During the year ended December 31, 2023, the Company sold 600,411 shares of common stock of Eve for $5.0 million, which concurrently forfeited the 600,411 shares subject to the put option from the Eve shareholder. During the year ended December 31, 2024, the Company exercised the remainder of the put option and received aircraft parts credits of $4.0 million in exchange for the 399,589 shares of common stock. At December 31, 2024, the Company’s only remaining investment in Eve was the warrant to acquire 1,500,000 shares of common stock of Eve.

During the year ended December 31, 2025, the Company exercised its warrant to purchase 1,500,000 shares of common stock of Eve. The Company received 1,497,635 shares of common stock of Eve resulting from a cashless exercise. The warrant was classified as Level 3 within the fair value hierarchy (“Eve Level 3 Investment”) as of December 31, 2024. The Company used the Black Scholes Option Pricing Model to determine the estimated fair market value of the Eve Level 3 Investment. Upon exercise, the Company’s shares of common stock of Eve were classified as Level 1 within the fair value hierarchy as Eve’s common shares are actively traded and are valued using quoted market prices.

The table below shows the reconciliation of the Eve Level 3 Investments (in thousands):

Eve Level 3 Investment:
Balance at December 31, 2022	$14,180
Realized loss on forfeiture of put options	(827)
Unrealized loss	(876)
Balance at December 31, 2023	12,477
Exercise of put option for aircraft parts credits	(3,996)
Realized gain on exercise of put option	3,446
Unrealized loss	(3,767)
Balance at December 31, 2024	8,160
Unrealized loss	(2,445)
Exercise of warrant to common stock (level 1)	(5,715)
Balance at December 31, 2025	$—

During the year ended December 31, 2025, the Company sold 431,752 shares of Eve for gross proceeds of $2.2 million. During the year ended December 31, 2025, the Company recorded a loss of $1.7 million in “Other income, net” on the Company’s consolidated statements of comprehensive income related to the Eve Investments, including a realized gain of $0.7 million from the sale of Eve common stock and unrealized losses of $2.4 million. During the year ended December 31, 2024, the Company recorded a loss of $3.3 million in “Other income, net” on the Company’s consolidated statements of comprehensive income related to the Eve Investments, including a realized gain of $3.4 million from the exercise of the put option, a realized loss of $1.4 million from the forfeited shares of Eve common stock and unrealized losses of $5.3 million. During the year ended December 31, 2023, the Company recorded a loss of $1.0 million in “Other income, net” on the Company’s consolidated statements of comprehensive income related to the Eve Investments, including a realized gain of $2.1 million from the sale of the Eve shares, net of the forfeited put options, and unrealized losses of $3.1 million. As of December 31, 2025 and 2024, the fair value of the Eve Investments was $4.3 million and $8.2 million, respectively, and was recorded in “Other Assets” on the Company’s consolidated balance sheet.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported accurately and within the time periods specified in the SEC rules and forms. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2025, those controls and procedures were effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that evaluation, management believes that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by Ernst & Young LLP (“Ernst & Young”), the independent registered public accounting firm who also has audited our Consolidated Financial Statements included in this Report. Ernst & Young’s report on our internal control over financial reporting appears on the following page.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of SkyWest, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited SkyWest, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, SkyWest, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 and our report dated February 17, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Salt Lake City, Utah

February 17, 2026

ITEM 9B. OTHER INFORMATION

During the three months and year ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have insider trading policies and procedures applicable to our directors, officers and employees, and have implemented processes that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. It is our policy to comply with U.S. insider trading laws and regulations, including with respect to transactions in our own securities. A copy of our insider trading policy is filed with this Annual Report on Form 10-K as Exhibit 19.

Additional information required by this Item 10 and Items 11, 12, 13 and 14 in Part III of this Report are incorporated herein by reference to our definitive proxy statement for our 2026 Annual Meeting of Shareholders scheduled for May 5, 2026. We intend to file our definitive proxy statement with the SEC not later than 120 days after December 31, 2025, pursuant to Regulation 14A of the Exchange Act. With respect to this Item 10, such information will appear in our definitive proxy statement under the headings “Election of Directors,” “Executive Officers,” “Corporate Governance,” “Meetings and Committees of the Board” and “Delinquent Section 16(a) Reports”.

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
1.

Financial Statements: Report of Independent Registered Public Accounting Firm; Ernst & Young LLP, Salt Lake City, Utah, (PCAOB ID: 42), Consolidated Balance Sheets as of December 31, 2025 and 2024, Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023, Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023, Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2025, 2024, 2023, and 2022 and Notes to Consolidated Financial Statements.

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

(b)	Exhibits

Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number
3.1	Restated Articles of Incorporation	S-3	November 18, 2005	3.1	333-129831
3.2	Amended and Restated Bylaws of SkyWest, Inc., effective August 6, 2024	8-K	August 8, 2024	3.1
4.1	Specimen of Common Stock Certificate	S-3	July 28, 2000	4.1	333-42508
4.2	Description of Registered Securities	10-K	February 18, 2020	4.2
*†10.1	Amended and Restated Delta Connection Agreement, dated September 8, 2005, between SkyWest Airlines, Inc. and Delta Air Lines, Inc., as amended			Filed herewith
*†10.2	Capacity Purchase Agreement, dated May 16, 2013, between United Airlines, Inc. and SkyWest Airlines, Inc., as amended			Filed herewith
*†10.3	Amended and Restated Capacity Purchase Agreement, dated November 3, 2025, between American Airlines, Inc. and SkyWest Airlines, Inc., as amended			Filed herewith
*†10.4	Capacity Purchase Agreement, dated April 13, 2011, between Alaska Airlines, Inc. and SkyWest Airlines, Inc., as amended			Filed herewith
*†10.5	Purchase Agreement COM0028-13, dated February 15, 2013, between Embraer S.A. and SkyWest Inc., as amended			Filed herewith
*†10.6	Purchase Agreement COM0247-25, dated June 17, 2025, between Embraer S.A. and SkyWest Inc., as amended			Filed herewith

Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number
+10.7	SkyWest, Inc. 2002 Deferred Compensation Plan, as amended and restated, effective January 1, 2008	10-K	February 23, 2009	10.12
+10.8	First Amendment to the Amended and Restated SkyWest, Inc. 2002 Deferred Compensation Plan	10-K	February 23, 2009	10.12(A)
+10.9	SkyWest, Inc. 2009 Employee Stock Purchase Plan	10-K	February 23, 2009	10.14
10.10	Promissory Note, dated as of April 23, 2020, issued by SkyWest Airlines, Inc. to the United States Department of the Treasury and guaranteed by SkyWest, Inc.	10-Q	August 7, 2020	10.2
10.11	Promissory Note, dated as of January 15, 2021, issued by SkyWest Airlines, Inc. to the United States Department of the Treasury and guaranteed by SkyWest, Inc.	10-K	February 22, 2021	10.25
10.12	Promissory Note, dated as of April 23, 2021, issued by SkyWest Airlines, Inc. to the United States Department of the Treasury and guaranteed by SkyWest, Inc.	10-Q	May 6, 2021	10.5
10.13	SkyWest, Inc. Deferred Compensation Plan For Non-Employee Directors	10-Q	April 26, 2024	10.1
10.14	SkyWest, Inc. 2019 Long-Term Incentive Plan (Amended and Restated Effective May 7, 2024)	10-Q	July 26, 2024	10.1
10.15	2019 Long-Term Incentive Plan Form of Restricted Stock Unit Award Agreement	10-Q	April 26, 2024	10.2
10.16	2019 Long-Term Incentive Plan Form of Performance Share Award Agreement	10-Q	April 26, 2024	10.3
10.17	Form of Indemnification Agreement	10-K	February 15, 2024	10.24
19	Insider Trading Compliance Policy	10-K	February 13, 2025	19
21.1	Subsidiaries of the Registrant			Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm			Filed herewith
31.1	Certification of Chief Executive Officer			Filed herewith
31.2	Certification of Chief Financial Officer			Filed herewith
32.1	Certification of Chief Executive Officer			Filed herewith
32.2	Certification of Chief Financial Officer			Filed herewith
97	Policy for Recovery of Erroneously Awarded Compensation	10-K	February 15, 2024	97

Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	File Number
101

The following financial statements from the SkyWest Inc. Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags

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

† Certain portions of this exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10) of Regulation S-K promulgated by the Securities and Exchange Commission.

+	Management compensatory plan or arrangement.
(1)	Exhibit is not available on the SEC’s website as it was filed in paper and predates EDGAR.

Item 16. Form 10-K Summary

None.

SKYWEST, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2025, 2024 and 2023

(Dollars in thousands)

		Additions
	Balance at	Charged to
	Beginning	Costs and		Balance at
Description	of Year	Expenses	Deductions	End of Year
Year Ended December 31, 2025
Allowance for inventory obsolescence	$28,750	$3,525	$—	$32,275
Allowance for credit losses	15,071	7,438	—	22,509
	$43,821	$10,963	$—	$54,784
Year Ended December 31, 2024
Allowance for inventory obsolescence	$26,089	$2,661	$—	$28,750
Allowance for credit losses	18,699	—	(3,628)	15,071
	$44,788	$2,661	$(3,628)	$43,821
Year Ended December 31, 2023
Allowance for inventory obsolescence	$24,206	$1,883	$—	$26,089
Allowance for credit losses	37,385	—	(18,686)	18,699
	$61,591	$1,883	$(18,686)	$44,788

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K for the year ended December 31, 2025, to be signed on its behalf by the undersigned, thereunto duly authorized, on February 17, 2026.

SkyWest, Inc.

By:	/s/ ROBERT J. SIMMONS Robert J. Simmons Chief Financial Officer

ADDITIONAL SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

Name	Capacities	Date

/s/ James L. Welch James L. Welch	Chairman of the Board	February 17, 2026

/s/ Russell A. Childs Russell A. Childs	Chief Executive Officer and President (Principal Executive Officer) and Director	February 17, 2026

/s/ Robert J. Simmons Robert J. Simmons	Chief Financial Officer (Principal Financial Officer)	February 17, 2026

/s/ Eric J. Woodward Eric J. Woodward	Chief Accounting Officer (Principal Accounting Officer)	February 17, 2026

/s/ Smita Conjeevaram Smita Conjeevaram	Lead Director	February 17, 2026

/s/ Derek J. Leathers Derek J. Leathers	Director	February 17, 2026

/s/ Meredith S. Madden Meredith S. Madden	Director	February 17, 2026

/s/ Ronald J. Mittelstaedt Ronald J. Mittelstaedt	Director	February 17, 2026

/s/ Keith E. Smith Keith E. Smith	Director	February 17, 2026