Form 10-Q
period 2026-09-30
SKYWEST INC
filed 2026-10-30
CIK 793733

ff

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 23, 2026
Common stock, no par value	38,034,157

SKYWEST, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

ASSETS

	September 30,	December 31,
	2026	2025
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$71,751	$122,673
Marketable securities	497,177	584,236
Receivables, net	180,979	159,803
Inventories, net	205,064	168,547
Other current assets	55,645	55,935
Total current assets	1,010,616	1,091,194

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	9,750,084	9,302,510
Deposits on aircraft	94,155	100,000
Buildings, ground equipment and other	346,112	328,401
Total property and equipment, gross	10,190,351	9,730,911
Less-accumulated depreciation and amortization	(4,129,637)	(3,887,943)
Total property and equipment, net	6,060,714	5,842,968

OTHER ASSETS:
Operating lease right-of-use assets	83,476	81,943
Long-term receivables and other assets	353,940	370,144
Total other assets	437,416	452,087
Total assets	$7,508,746	$7,386,249

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(Dollars in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2026	2025
	(unaudited)
CURRENT LIABILITIES:
Current maturities of long-term debt	$645,911	$546,812
Accounts payable and accrued liabilities	711,956	633,633
Accrued salaries, wages and benefits	233,108	240,954
Current maturities of operating lease liabilities	22,015	19,629
Taxes other than income taxes	27,543	22,694
Other current liabilities	114,465	203,886
Total current liabilities	1,754,998	1,667,608

LONG-TERM DEBT, net of current maturities	1,718,949	1,845,272

DEFERRED INCOME TAXES PAYABLE	993,439	910,731

NONCURRENT OPERATING LEASE LIABILITIES	62,117	62,314

OTHER LONG-TERM LIABILITIES	169,137	153,891

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 85,395,863 and 84,270,723 shares issued as of September 30, 2026 and December 31, 2025, respectively	813,340	798,470
Retained earnings	3,344,422	3,022,507
Treasury stock, at cost, 47,183,273 and 44,399,241 shares as of September 30, 2026 and December 31, 2025, respectively	(1,346,790)	(1,074,822)
Accumulated other comprehensive income (loss)	(866)	278
Total stockholders’ equity	2,810,106	2,746,433
Total liabilities and stockholders’ equity	$7,508,746	$7,386,249

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(In thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
OPERATING REVENUES:
Flying agreements	$1,084,115	$1,011,284	$3,126,549	$2,914,789
Lease, airport services and other	33,240	38,745	106,734	118,922
Total operating revenues	1,117,355	1,050,029	3,233,283	3,033,711
OPERATING EXPENSES:
Salaries, wages and benefits	429,747	391,634	1,278,677	1,159,188
Aircraft maintenance, materials and repairs	239,427	247,978	695,382	695,963
Depreciation and amortization	76,280	92,474	258,993	272,070
Aircraft fuel	66,303	34,216	165,770	86,163
Airport-related expenses	38,258	31,876	107,028	86,815
Other operating expenses	91,311	77,708	271,888	249,864
Total operating expenses	941,326	875,886	2,777,738	2,550,063
OPERATING INCOME	176,029	174,143	455,545	483,648
OTHER INCOME (EXPENSE):
Interest income	8,089	10,565	25,480	31,701
Interest expense	(24,635)	(25,611)	(74,026)	(79,295)
Other income (expense), net	4	(1,928)	(888)	4,949
Total other expense, net	(16,542)	(16,974)	(49,434)	(42,645)
INCOME BEFORE INCOME TAXES	159,487	157,169	406,111	441,003
PROVISION FOR INCOME TAXES	39,964	40,811	84,196	103,825
NET INCOME	$119,523	$116,358	$321,915	$337,178

BASIC EARNINGS PER SHARE	$3.10	$2.89	$8.18	$8.34
DILUTED EARNINGS PER SHARE	$3.08	$2.81	$8.11	$8.14
Weighted average common shares:
Basic	38,599	40,323	39,340	40,410
Diluted	38,824	41,392	39,703	41,447

COMPREHENSIVE INCOME:
Net income	$119,523	$116,358	$321,915	$337,178
Net unrealized appreciation (depreciation) on marketable securities, net of taxes	(496)	324	(1,144)	173
TOTAL COMPREHENSIVE INCOME	$119,027	$116,682	$320,771	$337,351

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

						Accumulated
						Other
	Common Stock		Retained	Treasury Stock		Comprehensive
	Shares	Amount	Earnings	Shares	Amount	Income (Loss)	Total
Balance at December 31, 2025	84,271	$798,470	$3,022,507	(44,399)	$(1,074,822)	$278	$2,746,433
Net income	—	—	101,692	—	—	—	101,692
Stock issued under the long-term incentive plan	1,089	—	—	—	—	—	—
Employee income tax paid on vested equity awards	—	—	—	(431)	(45,637)	—	(45,637)
Sale of common stock under employee stock purchase plan	14	1,313	—	—	—	—	1,313
Stock-based compensation expense	—	4,449	—	—	—	—	4,449
Treasury stock purchases and related excise tax	—	—	—	(783)	(75,351)	—	(75,351)
Net unrealized depreciation on marketable securities, net of tax of $208	—	—	—	—	—	(644)	(644)
Balance at March 31, 2026	85,374	$804,232	$3,124,199	(45,613)	$(1,195,810)	$(366)	$2,732,255
Net income	—	—	100,700	—	—	—	100,700
Stock issued under the long-term incentive plan	6	—	—	—	—	—	—
Stock-based compensation expense	—	3,849	—	—	—	—	3,849
Treasury stock purchases and related excise tax	—	—	—	(833)	(75,307)	—	(75,307)
Net unrealized depreciation on marketable securities, net of tax of $1	—	—	—	—	—	(4)	(4)
Balance at June 30, 2026	85,380	$808,081	$3,224,899	(46,446)	$(1,271,117)	$(370)	$2,761,493
Net income	—	—	119,523	—	—	—	119,523
Sale of common stock under employee stock purchase plan	16	1,505	—	—	—	—	1,505
Stock-based compensation expense	—	3,754	—	—	—	—	3,754
Treasury stock purchases and related excise tax	—	—	—	(737)	(75,673)	—	(75,673)
Net unrealized depreciation on marketable securities, net of tax of $159	—	—	—	—	—	(496)	(496)
Balance at September 30, 2026	85,396	$813,340	$3,344,422	(47,183)	$(1,346,790)	$(866)	$2,810,106

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

(In thousands)

						Accumulated
						Other
	Common Stock		Retained	Treasury Stock		Comprehensive
	Shares	Amount	Earnings	Shares	Amount	Income	Total
Balance at December 31, 2024	83,639	$777,090	$2,594,173	(43,310)	$(962,650)	$168	$2,408,781
Net income	—	—	100,551	—	—	—	100,551
Stock issued under the long-term incentive plan	598	—	—	—	—	—	—
Employee income tax paid on vested equity awards	—	—	—	(240)	(27,242)	—	(27,242)
Sale of common stock under employee stock purchase plan	14	1,293	—	—	—	—	1,293
Stock-based compensation expense	—	4,665	—	—	—	—	4,665
Treasury stock purchases	—	—	—	(141)	(13,682)	—	(13,682)
Net unrealized depreciation on marketable securities, net of tax of $23	—	—	—	—	—	(75)	(75)
Balance at March 31, 2025	84,251	$783,048	$2,694,724	(43,691)	$(1,003,574)	$93	$2,474,291
Net income	—	—	120,269	—	—	—	120,269
Stock issued under the long-term incentive plan	6	—	—	—	—	—	—
Stock-based compensation expense	—	5,232	—	—	—	—	5,232
Treasury stock purchases	—	—	—	(195)	(17,296)	—	(17,296)
Net unrealized depreciation on marketable securities, net of tax of $26	—	—	—	—	—	(76)	(76)
Balance at June 30, 2025	84,257	$788,280	$2,814,993	(43,886)	$(1,020,870)	$17	$2,582,420
Net income	—	—	116,358	—	—	—	116,358
Sale of common stock under employee stock purchase plan	14	1,358	—	—	—	—	1,358
Stock-based compensation expense	—	4,577	—	—	—	—	4,577
Treasury stock purchases and related excise tax	—	—	—	(245)	(26,770)	—	(26,770)
Net unrealized appreciation on marketable securities, net of tax of $105	—	—	—	—	—	324	324
Balance at September 30, 2025	84,271	$794,215	$2,931,351	(44,131)	$(1,047,640)	$341	$2,678,267

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands)

	Nine months ended
	September 30,
	2026	2025
NET CASH PROVIDED BY OPERATING ACTIVITIES	$567,615	$708,860

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(510,587)	(980,277)
Sales of marketable securities	596,502	845,885
Acquisition of property and equipment:
Aircraft and rotable spare parts	(357,474)	(339,265)
Buildings and ground equipment	(28,513)	(24,834)
Deposits paid on aircraft	(29,837)	(31,078)
Proceeds from the sale of property and equipment	519	5,502
Decrease in other assets, net	9,722	4,860
NET CASH USED IN INVESTING ACTIVITIES	(319,668)	(519,207)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	328,843	47,099
Principal payments on long-term debt	(357,645)	(337,055)
Payment of debt issuance cost	(917)	(192)
Net proceeds from issuance of common stock	2,818	2,651
Employee income tax paid on vested equity awards	(45,637)	(27,242)
Purchase of treasury stock and related excise tax	(226,331)	(57,748)
NET CASH USED IN FINANCING ACTIVITIES	(298,869)	(372,487)

Decrease in cash and cash equivalents	(50,922)	(182,834)
Cash and cash equivalents at beginning of period	122,673	227,362
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$71,751	$44,528

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing and financing activities:
Change in accrued capital expenditures for the period	$58,548	$(50,315)
Cash paid during the period for:
Interest, net of capitalized amounts	$79,682	$81,980
Income taxes, net of refunds	$4,517	$13,223

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(1) Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated financial statements of SkyWest, Inc. (“SkyWest” or the “Company”), its operating subsidiary SkyWest Airlines, Inc. (“SkyWest Airlines”), its leasing subsidiary SkyWest Leasing, Inc. (“SkyWest Leasing”) and its charter service subsidiary SkyWest Charter, LLC (“SWC”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The results of operations for the three and nine months ended September 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

Change in Accounting Estimate

Effective July 1, 2026, the Company revised the estimated useful lives of its Embraer E175 regional jet aircraft (“E175”), spare engines supporting the Company’s E175 fleet and related rotable spare parts from 22 years to 30 years. The Company concurrently revised the estimated residual value of its E175 aircraft from 20% to 18% of original acquisition cost. The revisions were based on recent extensions of the Company’s E175 flying contracts, the Company’s experience with previous contract extensions on its CRJ fleet, the operating longevity of the Company’s older CRJ fleet, the absence of an alternative 76-seat regional jet currently in production and the Company’s overall experience operating regional jet aircraft. These revisions represent changes in accounting estimates and were applied prospectively beginning July 1, 2026.

For the three and nine months ended September 30, 2026, these estimate revisions reduced depreciation expense by approximately $18.5 million. As a result, income from continuing operations before income taxes increased by approximately $18.5 million, net income increased by approximately $14.0 million, and diluted earnings per share increased by approximately $0.36 for the three months ended September 30, 2026 and approximately $0.35 for the nine months ended September 30, 2026.

(2) Operating Revenues

The Company recognizes revenue under its flying agreements and under its lease, airport services and other service agreements when the service is provided under the applicable agreement. Under the Company’s fixed-fee agreements (referred to as “capacity purchase” agreements) with United Airlines, Inc. (“United”), Delta Air Lines, Inc. (“Delta”), American Airlines, Inc. (“American”) and Alaska Airlines, Inc. (“Alaska”) (each, a “major airline partner”), the major airline partner generally pays the Company a fixed-fee for each departure, flight hour (measured from takeoff to landing, excluding taxi time) or block hour (measured from takeoff to landing, including taxi time) incurred, and an amount per aircraft in service each month, with additional incentives based on flight completion, on-time performance or other performance metrics. The major airline partner also directly pays for or reimburses the Company for certain direct expenses incurred under the capacity purchase agreement, such as fuel, airport landing fees and airport rents. Under the capacity purchase agreements, the Company’s performance obligation is met when each flight is completed, measured in completed block hours, and is reflected in flying agreements revenue. The transaction price for the capacity purchase agreements is determined from the fixed-fee consideration, incentive consideration and directly reimbursed expenses earned as flights are completed over the agreement term. For the nine months ended September 30, 2026 and 2025, capacity purchase agreements represented approximately 81.2% and 84.8% of the Company’s flying agreements revenue, respectively.

Under the Company’s “prorate” agreements, the major airline partner and the Company negotiate a passenger fare proration formula, pursuant to which the Company receives a percentage of the ticket revenues for those passengers traveling for one portion of their trip on a Company aircraft and the other portion of their trip on the major airline partner. Under the Company’s prorate agreements, the performance obligation is met and revenue is recognized when each flight is completed based upon the portion of the prorate passenger fare the Company determines that it will receive for each completed flight. The transaction price for the prorate agreements is determined from the proration formula derived from each passenger ticket amount on each completed flight over the agreement term. Certain routes under the Company’s prorate agreements are subsidized by the U.S. Department of Transportation under the Essential Air Service (“EAS”) program, a program created to ensure small communities in the United States maintain a minimum level of scheduled air service. The EAS contracts are generally between two and three years in duration and the Company recognizes EAS revenue on a per-completed-flight basis pursuant to the terms of each contract. In the event the Company receives upfront consideration for an EAS contract, the Company recognizes the revenue on a per-completed-flight basis over the EAS contract term. Under the Company’s charter operations, the Company negotiates a fare for the charter flight with the customer. The performance obligation is met and revenue is recognized upon completion of the flight. For the nine months ended September 30, 2026 and 2025, prorate agreements and charter revenue represented approximately 18.8% and 15.2% of the Company’s flying agreements revenue, respectively.

The following table disaggregates the Company’s flying agreements revenue by type for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Capacity purchase agreements flight operations revenue (non-lease component)	$675,821	$672,559	$1,986,903	$1,994,660
Capacity purchase agreements fixed aircraft lease revenue	112,145	91,036	324,179	306,244
Capacity purchase agreements variable aircraft lease revenue	78,303	80,600	228,589	170,537
Prorate agreements and charter revenue	217,846	167,089	586,878	443,348
Flying agreements revenue	$1,084,115	$1,011,284	$3,126,549	$2,914,789

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

The following table summarizes the amount of deferred revenue, recognition of previously deferred revenue and change in unbilled revenue for revenue recognized that is in excess of (or less than) the fixed monthly non-lease and lease payments received under the Company’s capacity purchase agreements for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Non-lease fixed monthly payments:
Revenue deferred on fixed monthly payments received	$—	$—	$—	$—
Revenue recognized that was deferred in a prior period	14,331	7,487	48,625	28,707
Increase in unbilled revenue	1,336	3,786	2,329	9,493
Total non-lease revenue recognized in excess of fixed monthly payments received during the period	$15,667	$11,273	$50,954	$38,200
Lease fixed monthly payments:
Revenue deferred on fixed monthly payments received	$—	$—	$—	$—
Revenue recognized that was deferred in a prior period	5,656	4,481	19,047	10,515
Increase in unbilled revenue	2,131	1,328	4,239	4,253
Total lease revenue recognized in excess of fixed monthly payments received during the period	$7,787	$5,809	$23,286	$14,768
Total revenue recognized in excess of fixed monthly payments received during the period	$23,454	$17,082	$74,240	$52,968

The Company's unbilled revenue and deferred revenue balances were reflected in the following balance sheet line items at September 30, 2026 and December 31, 2025 (in thousands):

	September 30,	December 31,
	2026	2025
Unbilled revenue reflected in Other current assets	$3,087	$1,133
Unbilled revenue reflected in Other long-term assets	31,275	26,661
Total unbilled revenue	$34,362	$27,794

Deferred revenue reflected in Other current liabilities	78,944	163,894
Deferred revenue reflected in Other long-term liabilities	145,787	128,509
Total deferred revenue	$224,731	$292,403
Net deferred revenue balance	$190,369	$264,609

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

As of September 30, 2026, the Company had 522 aircraft in scheduled service or under contract pursuant to code-share agreements. The Company’s fleet includes E175 aircraft, Embraer E170 regional jet aircraft (“E170”), Canadair CRJ900 regional jet aircraft (“CRJ900”), Canadair CRJ700 regional jet aircraft (“CRJ700”), a 50-seat configuration of the CRJ700 aircraft, commonly referred to as a “CRJ550,” and Canadair CRJ200 regional jet aircraft (“CRJ200”). The following table summarizes the significant provisions of each code-share agreement the Company has with each major airline partner through SkyWest Airlines:

United Express Agreements
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
United Express Agreements	• E175	126	Individual aircraft have scheduled
(capacity purchase agreements)	• E170	5	removal dates under the agreements
	• CRJ550	43	between 2026 and 2035
	• CRJ200	31

United Express Prorate Agreement	• CRJ200	38*	Terminable with 120-day notice
Total under United Express Agreements		243

Delta Connection Agreements
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
Delta Connection Agreement	• E175	87	Individual aircraft have scheduled
(capacity purchase agreement)	• CRJ900	33	removal dates under the agreement
			between 2026 and 2035

Delta Connection Prorate Agreement	• CRJ550	18*	Terminable with 30-day notice
Total under Delta Connection Agreements		138

American Agreements
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
American Agreement	• E175	20	Individual aircraft have scheduled
(capacity purchase agreement)	• CRJ900	6	removal dates under the agreement
	• CRJ700	62	between 2027 and 2032

American Prorate Agreement	• CRJ900	5*	Terminable with 180-day notice
	• CRJ700	5*
Total under American Agreements		98

Alaska Agreement
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
Alaska Agreement	• E175	43	Individual aircraft have scheduled
(capacity purchase agreement)			removal dates under the agreement
			between 2030 and 2038
*	The Company’s prorate agreements are based on specific routes, not a specific aircraft count. The number of aircraft listed above for each prorate agreement approximates the number of aircraft the Company uses to serve the prorate routes.

In addition to the contractual agreements described above, SkyWest Airlines reached agreements with certain major airline partners to place additional aircraft under capacity purchase agreements as summarized below. The delivery timing referenced below is subject to change.

●	Capacity purchase agreement with United for three new E175 aircraft, which are scheduled for delivery in 2026. The Company anticipates financing the aircraft through debt.
●	Capacity purchase agreement with American for 11 new E175 aircraft. Four new E175 aircraft are scheduled for delivery in 2026 and seven new E175 aircraft are scheduled for delivery in 2027. The Company anticipates financing the aircraft through debt. The Company expects to remove 11 CRJ700 aircraft from the American capacity purchase agreement on a one-for-one basis as these 11 new E175 aircraft are placed into service.
●	Capacity purchase agreement with Delta for 16 new E175 aircraft. 11 new E175 aircraft are scheduled for delivery in 2027 and five new E175 aircraft are scheduled for delivery in 2028. The Company anticipates financing the aircraft through debt. The Company expects to remove 16 CRJ aircraft from the Delta capacity purchase agreement on a one-for-one basis as these 16 new E175 aircraft are placed into service.
●	Capacity purchase agreement with United for five used CRJ550 aircraft that are anticipated to be placed into service by the end of 2026. Pursuant to this agreement, the Company is in the process of converting its owned CRJ700s to CRJ550s.

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

Lease, airport services and other revenues primarily consist of revenue generated from aircraft and spare engines leased to third parties, maintenance services provided to third parties and airport customer service agreements, such as gate and ramp agent services at various airports where the Company has been contracted by third parties to provide such services. The following table represents the Company’s lease, airport services and other revenues for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Operating lease fixed revenue	$15,461	$16,267	$48,710	$49,029
Operating lease variable revenue	8,546	9,139	25,256	24,674
Airport customer service and other revenue	9,233	13,339	32,768	45,219
Lease, airport services and other	$33,240	$38,745	$106,734	$118,922

The following table summarizes future minimum rental income under operating leases primarily related to leased aircraft and engines that had remaining non-cancelable lease terms as of September 30, 2026 (in thousands):

October 2026 - December 2026	$12,854
2027	46,243
2028	44,277
2029	42,748
2030	26,459
Thereafter	2,723
Total future minimum rental income under operating leases	$175,304

Of the Company’s $6.1 billion of property and equipment, net of accumulated depreciation, as of September 30, 2026, $240.4 million of regional jet aircraft and spare engines were leased to third parties under operating leases. The Company’s mitigation strategy for the residual asset risks of these assets includes leasing aircraft and engine types that can be operated by the Company in the event of a default. Additionally, the operating leases typically have specified lease return condition requirements paid by the lessee to the Company and the Company typically maintains inspection rights under the leases.

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

Allowance for Credit Losses

The Company has an allowance for credit losses associated with its accounts receivable, notes receivable and third-party debt guarantees. The Company monitors publicly available credit ratings for entities for which the Company has a significant receivable balance or guarantee. As of September 30, 2026, the Company had gross receivables of $185.3 million in current assets and gross receivables of $268.6 million in other long-term assets. As of December 31, 2025, the Company had gross receivables of $163.3 million in current assets and gross receivables of $266.3 million in other long-term assets. The Company has established credit loss reserves based on publicly available historic default rates issued by a third party for companies with similar credit ratings, factoring in the amount and term of the Company’s respective accounts receivable, notes receivable or guarantees. During the nine months ended September 30, 2026, there were no significant changes in the outstanding accounts receivable, notes receivable, guarantees or credit ratings of the entities.

The following table summarizes the changes in allowance for credit losses (in thousands):

Allowance for Credit Losses
Balance at December 31, 2025	$22,509
Adjustments to credit loss reserves	(1,870)
Write-offs charged against allowance	(548)
Balance at September 30, 2026	$20,091

(3) Capital Transactions

Stock-Based Compensation

During the nine months ended September 30, 2026, the Company granted 76,648 performance shares and 32,850 restricted stock units to certain employees of the Company under the SkyWest, Inc. Amended and Restated 2019 Long-Term Incentive Plan. The performance shares have a three-year vesting period during which the recipient must remain employed with the Company. The number of performance shares awardable from the 2026 grants can range from 0% to 200% of the original amount granted depending on the Company’s performance over three one-year measurement periods against the pre-established targets. The restricted stock units granted in 2026 will vest in three equal installments, with one-third vesting each year on the grant date anniversary. Upon vesting, each performance share and restricted stock unit will be replaced with one share of common stock. The weighted average fair value of these performance shares and restricted stock units on their date of grant was $101.47 per share.

Additionally, during the nine months ended September 30, 2026, the Company granted 6,095 fully vested shares of common stock and 1,219 fully vested deferred stock units to the Company’s directors at a weighted average grant date fair value of $83.22.

The Company accounts for forfeitures of restricted stock units and performance shares when forfeitures occur. The estimated fair value of the performance shares and restricted stock units is amortized over the applicable vesting periods. Stock-based compensation expense for the performance shares is based on the Company’s anticipated outcome of achieving the performance metrics. During the nine months ended September 30, 2026 and 2025, the Company recorded pre-tax stock-based compensation expense of $12.1 million and $14.5 million, respectively.

(4) Stock Repurchase

The Company’s Board of Directors (the “Board”) adopted a stock repurchase program in May 2023, which authorizes the Company to repurchase shares of the Company’s common stock in the public market or in private transactions, from time to time, at prevailing prices. Under the stock repurchase program, the Board initially authorized up to $250.0 million for the repurchase of the Company’s common stock. In May 2025, the Board approved a $250.0 million increase to the existing stock repurchase program, and in July 2026, the Board approved an additional $250.0 million increase to the existing stock repurchase program. At September 30, 2026, $238.3 million remained available under the stock repurchase program.

During the nine months ended September 30, 2026, the Company repurchased 2,353,281 shares of common stock for $224.8 million at a weighted average price per share of $95.53. The Company also recorded $1.5 million of excise tax related to the stock repurchases as treasury stock in the Company’s stockholders’ equity for the nine months ended September 30, 2026. During the nine months ended September 30, 2025, the Company repurchased 580,257 shares of common stock for $57.6 million at a weighted average price per share of $99.23. The Company also recorded $0.2 million of excise tax related to the stock repurchases as treasury stock in the Company’s stockholders’ equity for the nine months ended September 30, 2025.

(5) Net Income Per Common Share

Basic net income per common share (“Basic EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income per common share. During the three and nine months ended September 30, 2026 and 2025, 155,000 and 161,000 performance shares (at target performance) were excluded from the computation of Diluted EPS because the Company had not achieved the minimum target thresholds for these shares as of September 30, 2026 and 2025, respectively.

The calculation of the weighted average number of common shares outstanding for Basic EPS and Diluted EPS are as follows for the periods indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Numerator:
Net income	$119,523	$116,358	$321,915	$337,178
Denominator:
Basic earnings per share weighted average shares	38,599	40,323	39,340	40,410
Dilution due to employee equity awards	225	1,069	363	1,037
Diluted earnings per share weighted average shares	38,824	41,392	39,703	41,447

Basic earnings per share	$3.10	$2.89	$8.18	$8.34
Diluted earnings per share	$3.08	$2.81	$8.11	$8.14

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

The following represents the Company’s segment data for the three-month periods ended September 30, 2026 and 2025 (in thousands).

	Three months ended September 30, 2026
	SkyWest Airlines	SkyWest
	and SWC	Leasing	Consolidated
Operating revenues	$961,124	$156,231	$1,117,355

Salaries, wages and benefits	429,082	665	429,747
Aircraft maintenance, materials and repairs	233,736	5,691	239,427
Depreciation and amortization	40,662	35,618	76,280
Interest expense	3,805	20,830	24,635
Other segment expense (income) items(1)	194,995	(7,216)	187,779
Segment profit(2)	$58,844	$100,643	$159,487

Total assets (as of September 30, 2026)	$3,364,320	$4,144,426	$7,508,746
Capital expenditures (including non-cash)	$90,435	$82,984	$173,419
Deposits paid on aircraft	$—	$17,535	$17,535

	Three months ended September 30, 2025
	SkyWest Airlines	SkyWest
	and SWC	Leasing	Consolidated
Operating revenues	$892,618	$157,411	$1,050,029

Salaries, wages and benefits	390,969	665	391,634
Aircraft maintenance, materials and repairs	236,745	11,233	247,978
Depreciation and amortization	40,778	51,696	92,474
Interest expense	2,662	22,949	25,611
Other segment expense (income) items(1)	144,963	(9,800)	135,163
Segment profit(2)	$76,501	$80,668	$157,169

Total assets (as of September 30, 2025)	$3,160,752	$4,053,444	$7,214,196
Capital expenditures (including non-cash)	$39,836	$15,559	$55,395
Deposits paid on aircraft	$—	$—	$—
(1)	Other segment items include aircraft fuel; airport related expenses; other operating expenses consisting primarily of property taxes, hull and liability insurance, simulator costs, aircraft rentals, crew per diem and crew hotel costs; interest income and other income (expense), net.
(2)	Segment profit is equal to income before income taxes.

The following represents the Company’s segment data for the nine-month periods ended September 30, 2026 and 2025 (in thousands).

	Nine months ended September 30, 2026
	SkyWest Airlines	SkyWest
	and SWC	Leasing	Consolidated
Operating revenues	$2,756,961	$476,322	$3,233,283

Salaries, wages and benefits	1,276,682	1,995	1,278,677
Aircraft maintenance, materials and repairs	671,349	24,033	695,382
Depreciation and amortization	118,442	140,551	258,993
Interest expense	10,298	63,728	74,026
Other segment expense (income) items(1)	537,643	(17,549)	520,094
Segment profit(2)	$142,547	$263,564	$406,111

Total assets (as of September 30, 2026)	$3,364,320	$4,144,426	$7,508,746
Capital expenditures (including non-cash)	$318,983	$125,552	$444,535
Deposits paid on aircraft	$—	$29,837	$29,837

	Nine months ended September 30, 2025
	SkyWest Airlines	SkyWest
	and SWC	Leasing	Consolidated
Operating revenues	$2,563,605	$470,106	$3,033,711

Salaries, wages and benefits	1,157,193	1,995	1,159,188
Aircraft maintenance, materials and repairs	654,830	41,133	695,963
Depreciation and amortization	117,531	154,539	272,070
Interest expense	8,830	70,465	79,295
Other segment expense (income) items(1)	404,189	(17,997)	386,192
Segment profit(2)	$221,032	$219,971	$441,003

Total assets (as of September 30, 2025)	$3,160,752	$4,053,444	$7,214,196
Capital expenditures (including non-cash)	$233,067	$80,717	$313,784
Deposits paid on aircraft	$—	$31,078	$31,078
(1)	Other segment items include aircraft fuel; airport related expenses; other operating expenses consisting primarily of property taxes, hull and liability insurance, simulator costs, aircraft rentals, crew per diem and crew hotel costs; interest income and other income (expense), net.
(2)	Segment profit is equal to income before income taxes.

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

Aircraft

As of September 30, 2026, excluding aircraft financed by the Company’s major airline partners that the Company operates for them under contract, the Company leased eight aircraft under long-term lease agreements with remaining terms ranging from three to four years. The Company is subleasing these eight aircraft to a third party.

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

Leases

As of September 30, 2026, the Company’s right-of-use assets were $83.5 million, the Company’s current maturities of operating lease liabilities were $22.0 million, and the Company’s noncurrent lease liabilities were $62.1 million. During the nine months ended September 30, 2026, the Company paid $33.8 million under operating leases reflected as a reduction from operating cash flows.

The table below presents lease related terms and discount rates as of September 30, 2026:

Weighted-average remaining lease term for operating leases	9.8 years
Weighted-average discount rate for operating leases	6.3%

The Company’s lease costs for the three and nine months ended September 30, 2026 and 2025 included the following components (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Operating lease cost	$12,013	$10,086	$34,156	$27,282
Variable and short-term lease cost	557	635	1,654	1,763
Sublease income	(940)	(956)	(2,819)	(3,075)
Total lease cost	$11,630	$9,765	$32,991	$25,970

As of September 30, 2026, the Company leased aircraft, airport facilities, office space and other property and equipment under non-cancelable operating leases, which are generally under long-term agreements pursuant to which the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. The Company expects that, in the normal course of business, such operating leases that expire will be renewed or replaced by other leases.

As of September 30, 2026, the Company had a firm purchase commitment for 63 E175 aircraft from Embraer with anticipated delivery dates through 2031. Under this commitment, the Company expects to purchase and place into service three E175 aircraft with United, 11 E175 aircraft with American and 16 E175 aircraft with Delta. Additionally, the Company secured delivery positions for 33 additional E175 aircraft between 2028 and 2031.

The following table summarizes the Company’s commitments and obligations for future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms as of September 30, 2026, firm aircraft and spare engine commitments, interest commitments and principal maturities on long-term debt as noted for each of the next five years and thereafter (in thousands):

	Total	Oct - Dec 2026	2027	2028	2029	2030	Thereafter
Operating lease payments for aircraft and facility obligations	$120,429	$5,692	$22,705	$18,060	$14,772	$7,640	$51,560
Firm aircraft and spare engine commitments	2,058,458	227,340	560,745	333,582	325,670	335,505	275,616
Interest commitments	383,733	25,463	92,964	71,569	54,413	39,351	99,973
Principal maturities on long-term debt	2,378,742	185,500	567,750	402,375	299,771	315,311	608,035
Total commitments and obligations	$4,941,362	$443,995	$1,244,164	$825,586	$694,626	$697,807	$1,035,184

In addition to the table above, in 2024, the Company entered into a master equipment purchase agreement with another airline to acquire certain airframes and engines and lease the assets back to the airline under a five-year term. The Company accounted for the transaction as a failed sale-leaseback in accordance with ASC 842 as the criteria for a sale were not met. At September 30, 2026, the Company estimated the remaining financing obligation under the agreement will be between $15.0 million and $18.0 million and anticipated closing on the remaining financings between 2026 and 2027.

Guarantees

In 2022, the Company agreed to guarantee $19.8 million of debt for a 14 CFR Part 135 air carrier. The debt is secured by the Part 135 air carrier’s aircraft and engines and has a five-year term. In exchange for providing the guarantee, the Company received 6.5% of the guaranteed amount as consideration, payable in the estimated value of common stock of the Part 135 air carrier, all of which was sold in 2023. The purpose of this guarantee is to help reduce the financing costs of aircraft for the third party in an effort to increase the potential number of commercial pilots in the Company’s hiring pipeline. The balance of the debt under the guarantee was $11.4 million as of September 30, 2026.

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

As of September 30, 2026, and December 31, 2025, the Company held certain assets that are required to be measured at fair value on a recurring basis. Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of September 30, 2026
	Total	Level 1	Level 2	Level 3
Marketable Securities
Bonds and bond funds	$469,718	$—	$469,718	$—
Commercial paper	27,459	—	27,459	—
	497,177	—	497,177	—
Investments in Other Companies	2,057	2,057	—	—
Cash and Cash Equivalents	71,751	71,751	—	—
Total Assets Measured at Fair Value	$570,985	$73,808	$497,177	$—

	Fair Value Measurements as of December 31, 2025
	Total	Level 1	Level 2	Level 3
Marketable Securities
Bonds and bond funds	$487,699	$—	$487,699	$—
Commercial paper	96,537	—	96,537	—
	584,236	—	584,236	—
Investments in Other Companies	4,253	4,253	—	—
Cash and Cash Equivalents	122,673	122,673	—	—
Total Assets Measured at Fair Value	$711,162	$126,926	$584,236	$—

The Company’s “Marketable Securities” classified as Level 2 securities primarily utilize broker quotes in a non-active market for valuation of these securities.

The Company did not make any significant transfers of securities between Level 1, Level 2 and Level 3 during the nine months ended September 30, 2026. The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

As of September 30, 2026, and December 31, 2025, the Company classified $497.2 million and $584.2 million of marketable securities, respectively, as short-term because it had the intent to maintain a liquid portfolio and the ability to redeem the securities within one year. At the time of sale, any realized appreciation or depreciation, calculated by the specific identification method, is recognized in other income (expense), net. As of September 30, 2026, and December 31, 2025, the cost of the Company’s marketable securities was $498.3 million and $583.9 million, respectively.

(9) Long-term Debt

Long-term debt consisted of the following as of September 30, 2026, and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Current portion of long-term debt	$648,777	$550,028
Current portion of unamortized debt issue cost, net	(2,866)	(3,216)
Current portion of long-term debt, net of debt issue costs	$645,911	$546,812

Long-term debt, net of current maturities	$1,729,965	$1,858,341
Long-term portion of unamortized debt issue cost, net	(11,016)	(13,069)
Long-term debt, net of current maturities and debt issue costs	$1,718,949	$1,845,272

Total long-term debt (including current portion)	$2,378,742	$2,408,369
Total unamortized debt issue cost, net	(13,882)	(16,285)
Total long-term debt, net of debt issue costs	$2,364,860	$2,392,084

As of September 30, 2026, the Company had $2.4 billion of total long-term debt, which consisted of $2.2 billion of debt used to finance aircraft and spare engines and $200.6 million of unsecured debt payable to the U.S. Department of the Treasury (“Treasury”). As of September 30, 2026, the unsecured debt payable to Treasury had a variable interest rate of Secured Overnight Financing Rate (“SOFR”) plus 2.0% and maturity dates beginning in 2030. The average effective interest rate on the Company’s debt was approximately 4.7% at September 30, 2026.

During the nine months ended September 30, 2026, the Company took delivery of six new E175 aircraft that the Company financed through $144.8 million of long-term debt. The debt associated with the E175 aircraft has a 12-year term, is due in quarterly installments, and is secured by the E175 aircraft.

During the nine months ended September 30, 2026, the Company executed promissory notes for $184.0 million. The promissory notes have four-year terms, are due in monthly installments, and are secured by spare engines.

As of September 30, 2026 and December 31, 2025, the Company had $45.3 million and $47.2 million, respectively, in letters of credit and surety bonds outstanding with various banks and surety institutions.

As of September 30, 2026, SkyWest Airlines had a $100.0 million line of credit. The line of credit includes minimum liquidity and profitability covenants and is secured by certain assets. As of September 30, 2026, SkyWest Airlines had no amounts outstanding under the line of credit facility. However, at September 30, 2026, SkyWest Airlines had $21.0 million in letters of credit issued under the facility, which reduced the amount available under the facility to $79.0 million. The line of credit expires March 25, 2028 and has a variable interest rate of 3.5% plus the one month SOFR.

The Company’s debt agreements are not traded on an active market and are recorded at carrying value on the Company’s consolidated balance sheet. The fair value of the Company’s long-term debt is estimated based on current rates offered to the Company for similar debt. The fair value of debt is estimated using inputs classified as Level 2 within the fair value hierarchy. The carrying value and fair value of the Company’s long-term debt as of September 30, 2026 and December 31, 2025, were as follows (in thousands):

	September 30, 2026	December 31, 2025
Carrying value	$2,378,742	$2,408,369
Fair value	$2,314,312	$2,376,943

(10) Investments in Other Companies

Equity Method Investments

During 2019, the Company created a joint venture with Regional One, Inc. (“Regional One”) and, as of September 30, 2026, has invested a total of $26.6 million for a 75% ownership interest in Aero Engines, LLC (“Aero Engines”). The primary purpose of Aero Engines is to lease engines to third parties. Aero Engines requires unanimous approval from the Company and Regional One for all material transactions. Although the Company determined Aero Engines is a variable interest entity, Aero Engines has no primary beneficiary as no one party has power over Aero Engines. Accordingly, the Company accounts for its investment in Aero Engines under the equity method. The Company’s exposure in its investment in Aero Engines primarily consists of the Company’s portion of income or loss from Aero Engines’ engine lease agreements with third parties and the Company’s ownership percentage in Aero Engines’ engines book value. Aero Engines had no debt outstanding as of September 30, 2026. During 2025, the Company received a $12.0 million distribution from Aero Engines, and during the nine months ended September 30, 2026, the Company received a $5.5 million distribution from Aero Engines, which reduced the Company’s investment balance in Aero Engines. As of September 30, 2026 and December 31, 2025, the Company’s investment balance in Aero Engines was $9.4 million and $12.8 million, respectively, and was recorded in “Other Assets” on the Company’s consolidated balance sheet. The Company’s portion of Aero Engines’ results for the three months ended September 30, 2026 and 2025, was income of $0.7 million and $0.5 million, respectively, which was recorded in “Other income (expense), net” on the Company’s consolidated statements of comprehensive income. The Company’s portion of income generated by Aero Engines for the nine months ended September 30, 2026 and 2025, was $2.0 million and $0.6 million, respectively, which was recorded in “Other income (expense), net” on the Company’s consolidated statements of comprehensive income.

In December 2023, the Company invested $9.9 million for a 9.9% ownership interest in Corporate Flight Management, Inc. d/b/a Contour Airlines (“Contour”), a 14 CFR Part 135 air carrier. In January 2024, the Company invested an additional $15.1 million in Contour. Prior to August 2026, the Company had a 25% ownership interest in Contour and held one of five seats, or 20%, on Contour’s board of directors. The Contour arrangement also included an asset provisioning agreement under which the Company provided CRJ airframes, engines and rotable parts to Contour. The Company accounted for its investment in Contour under the equity method where the investment was reported at cost and adjusted each period for the Company’s share of Contour’s income or loss, recorded on a one quarter reporting lag. In August 2026, the Company sold its entire ownership interest in Contour in exchange for a $25.0 million promissory note and terminated the asset provisioning agreement. The carrying amount of the investment was $20.2 million and the note was initially recorded at its estimated fair value of $21.5 million based on prevailing market terms. The Company recorded its portion of results generated by Contour in “Other income (expense), net” on the Company’s consolidated statements of comprehensive income. For the three and nine months ended September 30, 2026, the Company recorded a loss, net of the gain on the sale of the investment, of $0.3 million and $1.3 million, respectively. For the three and nine months ended September 30, 2025, the Company recorded income of $0.7 million and $1.4 million, respectively. Upon completion of the transaction, the Company relinquished all ownership rights, governance rights, and board representation associated with its investment in Contour and no longer exercises significant influence over Contour's operations. Accordingly, the Company discontinued application of the equity method as of the transaction date. As of September 30, 2026, the Company had a $21.1 million note receivable related to the sale of its former ownership interest in Contour, which is included in "Other Assets" on the consolidated balance sheet. The note is collateralized by the Contour shares transferred in the sale transaction pursuant to a stock pledge agreement, includes monthly installment payments and matures in 10 years.

The Company assesses investments for impairment whenever events or changes in circumstances indicate that the carrying value of an investment may not be recoverable.

Fair Value Method Investment

In 2021, the Company entered into a strategic arrangement with Eve Holding, Inc. (“Eve”), to develop a network of deployment for Eve’s electric vertical takeoff and landing aircraft. As of September 30, 2026 and December 31, 2025, the Company held 1.1 million common shares of Eve. During the three months ended September 30, 2026 and 2025, the Company recorded an unrealized loss of $0.6 million and $4.5 million, respectively, in “Other income (expense), net” on the Company’s consolidated statements of comprehensive income related to its investment in Eve. During the nine months ended September 30, 2026 and 2025, the Company recorded an unrealized loss of $2.2 million and an unrealized loss of $2.4 million, respectively, in “Other income (expense), net” on the Company’s consolidated statements of comprehensive income related to its investment in Eve. As of September 30, 2026 and December 31, 2025, the fair value of the Company’s investment in Eve was $2.1 million and $4.3 million, respectively, and was recorded in “Other Assets” on the Company’s consolidated balance sheet.

(11) Income Taxes

The Company’s effective tax rate for the nine months ended September 30, 2026 and 2025 was 20.7% and 23.5%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2026 and 2025 varied from the federal statutory rate of 21.0% primarily due to the impact of a discrete tax benefit from additional tax deductions generated from employee equity awards that vested at a stock price above the grant date price during the nine months ended September 30, 2026 and 2025, offset by the provision for state income taxes and the impact of non-deductible expenses. The effective tax rate for the nine months ended September 30, 2026 was also impacted by a discrete tax benefit resulting from a change in the estimated state tax rate used to value deferred taxes.

(12) Legal Matters

The Company is subject to certain legal actions which it considers routine to its business activities. As of September 30, 2026, the Company’s management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents factors that had a material effect on the results of operations of SkyWest, Inc. (“SkyWest,” “we” or “us”) during the three- and nine-month periods ended September 30, 2026 and 2025. Also discussed is our financial condition as of September 30, 2026, and December 31, 2025. You should read this discussion in conjunction with our condensed consolidated financial statements for the three and nine months ended September 30, 2026, including the notes thereto, appearing elsewhere in this Report. This discussion and analysis contains forward-looking statements. Please refer to the section of this Report entitled “Cautionary Statement Concerning Forward-Looking Statements” for discussion of uncertainties, risks and assumptions associated with these statements.

Cautionary Statement Concerning Forward-Looking Statements

Certain of the statements contained in this Report should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” “hope,” “likely,” and “continue” and similar terms used in connection with statements regarding our outlook, anticipated operations, the revenue environment, our contractual relationships, and our anticipated financial performance. These statements include, but are not limited to, statements about the continued demand for our product, the effect of economic conditions on SkyWest’s business, financial condition and results of operations, SkyWest’s plans with respect to share repurchases, the timing of scheduled aircraft deliveries and returns, including with respect to aircraft for which SkyWest holds firm delivery positions or purchase rights, the transition of the new E175 aircraft to replace existing aircraft in SkyWest’s fleet and the timing thereof, transition of SkyWest’s CRJ200 fleet to the CRJ450 configuration, fleet expansion and anticipated fleet size for SkyWest in upcoming periods, expected production levels in future periods, pilot attrition trends, SkyWest’s coordination with United Airlines, Inc. (“United”), Delta Air Lines, Inc. (“Delta”), American Airlines, Inc. (“American”) and Alaska Airlines, Inc. (“Alaska”) (each, a “major airline partner” and together, “major airline partners”) regarding the delivery of aircraft under previously announced agreements and timing of placing new aircraft deliveries into service, the expected terms, timing and benefits related to SkyWest’s leasing, strategic arrangements, strategic agreements and equity investments in third parties, increasing the utilization and efficiency of all fleet types as well as SkyWest’s future financial and operating results, plans, objectives, expectations, estimates, intentions and outlook, and other statements that are not historical facts. All forward-looking statements included in this Report are made as of the date hereof and are based on information available to SkyWest as of such date. SkyWest assumes no obligation to update any forward-looking statements unless required by law. Readers should note that many factors could affect the future operating and financial results of SkyWest and could cause actual results to vary materially from those expressed in forward-looking statements set forth in this Report. These factors include, but are not limited to the challenges of competing successfully in a highly competitive and rapidly changing industry; developments associated with fluctuations in the economy and the demand for air travel, including related to inflationary pressures, and related decreases in customer demand and spending; uncertainty regarding potential future outbreaks of infectious diseases or other health concerns, and the consequences of such outbreaks to the travel industry, including travel demand and travel behavior, and our major airline partners in general and the financial condition and operating results of SkyWest in particular; the prospects of entering into agreements with existing or other carriers to fly new aircraft; uncertainty regarding timing and performance of key third-party service providers; ongoing negotiations between SkyWest and its major airline partners regarding their contractual obligations; uncertainties regarding operation of new aircraft; the ability to attract and retain qualified pilots, mechanics and other personnel in operations; the impact of regulatory issues such as pilot rest rules and qualification requirements; the ability to obtain aircraft financing; the financial stability of SkyWest’s major airline partners and any potential impact of their financial condition on the operations of SkyWest; fluctuations in flight schedules, which are determined by the major airline partners for whom SkyWest conducts flight operations; variations in market and economic conditions; significant aircraft debt commitments; estimated useful life of long-lived assets, residual aircraft values and related asset impairments; labor relations and costs; the impact of global instability; rapidly fluctuating fuel costs and potential fuel shortages; the impact of weather-related events, natural disasters and other air safety incidents on air travel and airline costs; aircraft deliveries; uncertainty regarding ongoing international hostilities, including those between Russia and Ukraine, Israel and Hamas, and Israel, the United States and Iran, and the related impacts on macroeconomic conditions, fuel costs and the international operations of any of our major airline partners as a result of such conflicts; the availability of parts used in connection with maintenance and repairs of the aircraft; the availability of suitable replacement aircraft for aging aircraft; the impact of enacted and proposed U.S. tariffs on global economic conditions and the financial markets, passenger demand, the cost of aircraft parts and supplies sourced internationally and the cost of service providers located outside of the United States; the impact of potential future U.S. government shutdowns on air traffic controller staffing, flight cancellations and federal Essential Air Service subsidies; the possibility that the stock repurchase program may be suspended or discontinued at any time; as well as the other factors identified under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, under the heading “Risk Factors” in Part II, Item 1A of this Report, elsewhere in this Report, in our other filings with the Securities and Exchange Commission (the “SEC”) and other unanticipated factors.

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

Overview

We have the largest regional airline operation in the United States through our operating subsidiary SkyWest Airlines, Inc. (“SkyWest Airlines”). As of September 30, 2026, we offered scheduled passenger and air freight service with approximately 2,450 total daily departures to destinations in the United States, Canada and Mexico. Our fleet of Embraer E175 regional jet aircraft (“E175”), Embraer E170 regional jet aircraft (“E170”), Canadair CRJ900 regional jet aircraft (“CRJ900”) and Canadair CRJ700 regional jet aircraft (“CRJ700”), including a 50-seat configuration of the CRJ700 aircraft, commonly referred to as a “CRJ550,” have a multiple-class seat configuration, whereas our Canadair CRJ200 regional jet aircraft (“CRJ200”) have a single-class seat configuration. SkyWest Charter, LLC (“SWC”) offers on-demand charter services using CRJ200 aircraft in a 30-seat configuration. As of September 30, 2026, we had 645 total aircraft in our fleet, including 522 aircraft in scheduled service or under contract pursuant to our code-share agreements, summarized as follows:

	E175	E170	CRJ900	CRJ700	CRJ550	CRJ200	Total
United	126	5	—	—	43	69	243
Delta	87	—	33	—	18	—	138
American	20	—	11	67	—	—	98
Alaska	43	—	—	—	—	—	43
Aircraft in scheduled service or under contract	276	5	44	67	61	69	522
SWC	—	—	—	—	—	9	9
Leased to third parties	—	—	—	1	41	—	42
Operational spares (1)	1	1	1	9	—	24	36
In storage(2)	—	—	—	—	—	36	36
Total Fleet	277	6	45	77	102	138	645
(1)	Includes supplemental spare aircraft supporting our code-share agreements or aircraft undergoing cabin reconfigurations.
(2)	Aircraft in storage may be available for future flying opportunities.

Our business model is based on providing scheduled regional airline service under code-share agreements (commercial agreements between airlines that, among other things, allow one airline to use another airline’s flight designator codes on its flights) with our major airline partners. In exchange for such services, our major airline partners pay us either fixed fees to operate the flight, referred to as a “capacity purchase agreement,” or we receive a percentage of applicable passenger ticket revenues on the designated flights we operate, referred to as a “prorate agreement.” Our success is principally centered on our ability to meet the needs of our major airline partners by providing a reliable and safe operation at attractive economics. From September 30, 2025, to September 30, 2026, we made changes to our fleet, including the addition of 11 new E175 aircraft.

We anticipate our fleet will continue to evolve, as we are scheduled to add a total of three new E175 aircraft with United in 2026, 11 new E175 aircraft with American between 2026 and 2027 (which are expected to replace 11

CRJ700s we are currently flying under contract with American) and 16 new E175 aircraft with Delta between 2027 and 2028 (which are expected to replace 16 CRJs we are currently flying under contract with Delta). We also have multiple agreements with United to place five used CRJ550 aircraft into service by the end of 2026. Timing of placing these additional aircraft into service, including delivery timing on acquired aircraft, may be subject to change. As of September 30, 2026, we operated 16 CRJ900s owned by Delta, and we anticipate returning these 16 aircraft to Delta over the next year. Our primary objective in the fleet changes is to improve our profitability by adding new E175 aircraft and used CRJ700, CRJ550, CRJ900 and E175 aircraft, commonly referred to as “dual-class aircraft” due to the first-class seat offerings, to our capacity purchase agreements or prorate agreements, and potentially removing older aircraft from service that typically require higher maintenance costs. Additionally, during the nine months ended September 30, 2026, we announced a new configuration of the CRJ200 aircraft that will have 41 seats, including seven first-class seats (referred to as a “CRJ450” aircraft). We anticipate operating the first CRJ450 in scheduled service by the end of 2026. We anticipate completing the conversion of approximately 50 CRJ200s to the CRJ450 configuration by 2028.

As of September 30, 2026, approximately 46.6% of our aircraft in scheduled service or under contract were operated for United, approximately 26.4% were operated for Delta, approximately 18.8% were operated for American and approximately 8.2% were operated for Alaska.

Historically, multiple contractual relationships with major airlines have enabled us to reduce our reliance on any single major airline code and to enhance and stabilize operating results through a mix of our capacity purchase agreements and our prorate agreements. For the nine months ended September 30, 2026, our capacity purchase revenue represented approximately 81.2% of our total flying agreements revenue and our prorate and charter revenue, combined, represented approximately 18.8% of our total flying agreements revenue. On capacity purchase routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on completed block hours (measured from takeoff to landing, including taxi time), flight departures, the number of aircraft under contract and other operating measures. We control scheduling, pricing and seat inventories on certain prorate routes, and we share passenger fares with our major airline partners according to prorate formulas. We are also responsible for the operating costs of the prorate flights, including fuel and airport costs.

Third Quarter Summary

We had total operating revenues of $1.12 billion for the three months ended September 30, 2026, a 6.4% increase compared to total operating revenues of $1.05 billion for the three months ended September 30, 2025. We had net income of $119.5 million, or $3.08 per diluted share, for the three months ended September 30, 2026, compared to net income of $116.4 million, or $2.81 per diluted share, for the three months ended September 30, 2025. The significant items affecting our revenue and operating expenses during the three months ended September 30, 2026, are outlined below:

Revenue

The number of aircraft we have in scheduled service or under contract pursuant to our code-share agreements and the number of block hours we incur on our flights are primary drivers of our flying agreements revenue under our capacity purchase agreements. The number of flights we operate and the corresponding number of passengers we carry are the primary drivers of our revenue under our prorate agreements. The number of aircraft we have in scheduled service or under contract pursuant to our code-share agreements increased from 498 as of September 30, 2025 to 522 as of September 30, 2026, or by 4.8%, and the number of block hours increased from 384,247 for the three months ended September 30, 2025 to 401,727 for the three months ended September 30, 2026, or by 4.5%, primarily due to an increase in the number of aircraft operating under our capacity purchase agreements.

Our capacity purchase revenue increased $22.1 million, or 2.6%, for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, primarily as a result of an increase in completed block hours for the comparable periods. Our prorate and charter revenue increased $50.8 million, or 30.4%, for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, primarily as a result of an increase in the number of passengers carried on our prorate routes, a higher average revenue per passenger and an increase in the number of prorate and charter flights operated year-over-year.

Operating Expenses

Our total operating expenses increased $65.4 million, or 7.5%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase in operating expenses was primarily due to an increase in our direct operating expenses associated with the increase in the number of flights we operated, higher fuel costs and higher pilot training costs for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The increase in operating expenses was partially offset by a reduction in depreciation expense due to a revision of the estimated useful lives of our E175 aircraft during the three months ended September 30, 2026, as discussed under “Critical Accounting Policies and Estimates.” Departures increased from 226,305 for the three months ended September 30, 2025 to 229,595 for the three months ended September 30, 2026, or by 1.5%, and our total block hours increased 4.5% for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. Additional details regarding the increase in our operating expenses are described in the section of this Report entitled “Results of Operations.”

Fleet Activity

The following table summarizes our fleet scheduled for service or under contract as of:

Aircraft in Service or Under Contract	September 30, 2026	December 31, 2025	September 30, 2025
E175s	276	270	265
E170s	5	—	—
CRJ900s	44	36	38
CRJ700s	67	82	86
CRJ550s	61	41	36
CRJ200s	69	58	73
Total	522	487	498

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

Effective July 1, 2026, we revised the estimated useful lives of our E175 aircraft, spare engines supporting our E175 fleet and related rotable spare parts from 22 years to 30 years. We concurrently revised the estimated residual value of our E175 aircraft from 20% to 18% of original acquisition cost. The revisions were based on recent extensions of our E175 flying contracts, our experience with previous contract extensions on our CRJ fleet, the operating longevity of our older CRJ fleet, the absence of an alternative 76-seat regional jet currently in production and our overall experience operating regional jet aircraft. For the three and nine months ended September 30, 2026, these estimate revisions reduced depreciation expense by approximately $18.5 million. These revisions represent changes in accounting estimates and were applied prospectively beginning July 1, 2026.

There have been no other significant changes in our critical accounting estimates during the nine months ended September 30, 2026.

Recent Accounting Pronouncements

See Note 1 to the condensed consolidated financial statements for a description of recent accounting pronouncements.

Results of Operations

Three Months Ended September 30, 2026 and 2025

Operational Statistics

The following table sets forth our major operational statistics and the associated percentage changes for the periods identified below. The increase in block hours and departures during the three months ended September 30, 2026, compared to the three months ended September 30, 2025, was primarily due to additional aircraft operating under our capacity purchase agreements and additional routes operated under our prorate agreements during the three months ended September 30, 2026, compared to the three months ended September 30, 2025.

	For the three months ended September 30,
Block hours by aircraft type:	2026	2025	% Change
E175s	229,514	221,665	3.5%
E170s	3,120	—	NM
CRJ900s	30,725	24,270	26.6%
CRJ700s	58,220	67,974	(14.3)%
CRJ550s	33,325	17,884	86.3%
CRJ200s	46,823	52,454	(10.7)%
Total block hours	401,727	384,247	4.5%

Departures	229,595	226,305	1.5%
Passengers carried	11,993,721	12,446,270	(3.6)%
Passenger load factor	81.0%	84.0%	(3.0)	pts
Average passenger trip length (miles)	462	457	1.1%

NM= Not meaningful

Operating Revenues

The following table summarizes our operating revenue for the periods indicated (dollar amounts in thousands):

	For the three months ended September 30,
	2026	2025	$ Change	% Change
Flying agreements	$1,084,115	$1,011,284	$72,831	7.2%
Lease, airport services and other	33,240	38,745	(5,505)	(14.2)%
Total operating revenues	$1,117,355	$1,050,029	$67,326	6.4%

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

We disaggregate our flying agreements revenue into the following categories (dollar amounts in thousands):

	For the three months ended September 30,
	2026	2025	$ Change	% Change
Capacity purchase agreements flight operations revenue	$675,821	$672,559	$3,262	0.5%
Capacity purchase agreements aircraft lease revenue	190,448	171,636	18,812	11.0%
Prorate agreements and charter revenue	217,846	167,089	50,757	30.4%
Flying agreements revenue	$1,084,115	$1,011,284	$72,831	7.2%

Combined “Capacity purchase agreements flight operations revenue” and “Capacity purchase agreements aircraft lease revenue” increased 2.6% for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, driven primarily by a 4.5% increase in block hour production during the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The larger increase in aircraft lease revenue relative to the increase in flight operations revenue was primarily due to a reallocation of variable consideration between non-lease and lease components based on relative standalone selling prices as a result of capacity purchase agreement contract amendments entered into since September 30, 2025.

The increase in prorate agreements and charter revenue of $50.8 million, or 30.4%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, was primarily due to an increase in prorate departures, passengers and passenger revenue we received on routes we operated under our prorate agreements during the three months ended September 30, 2026, compared to the three months ended September 30, 2025.

The decrease in lease, airport services and other revenues of $5.5 million, or 14.2%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, was primarily due to a decrease in revenue from maintenance services provided to third parties during the three months ended September 30, 2026, compared to the three months ended September 30, 2025.

Operating Expenses

Individual expense components attributable to our operations are set forth in the following table (dollar amounts in thousands):

	For the three months ended September 30,
	2026	2025	$ Change	% Change
Salaries, wages and benefits	$429,747	$391,634	$38,113	9.7%
Aircraft maintenance, materials and repairs	239,427	247,978	(8,551)	(3.4)%
Depreciation and amortization	76,280	92,474	(16,194)	(17.5)%
Aircraft fuel	66,303	34,216	32,087	93.8%
Airport-related expenses	38,258	31,876	6,382	20.0%
Other operating expenses	91,311	77,708	13,603	17.5%
Total operating expenses	$941,326	$875,886	$65,440	7.5%

Salaries, wages and benefits. The $38.1 million, or 9.7%, increase in salaries, wages and benefits for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, was primarily due to an increase in direct labor costs supporting the higher number of flights we operated during the three months ended September 30, 2026, compared to the three months ended September 30, 2025, and due to an increase in pilot training costs associated with higher pilot attrition rates since September 30, 2025.

Aircraft maintenance, materials and repairs. The $8.6 million, or 3.4%, decrease in aircraft maintenance expense for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, was primarily due to lower discrete maintenance events and a reduction in maintenance services provided to third parties, partially offset by an increase in our flight volume, which increased our maintenance activity and related expenses, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025.

Depreciation and amortization. The $16.2 million, or 17.5%, decrease in depreciation and amortization expense for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, was primarily due to a revision of the estimated useful lives of our E175 aircraft, as discussed under “Critical Accounting Policies and Estimates,” partially offset by increased depreciation expense from additions to property and equipment, including the acquisition of 11 new E175 aircraft and spare engines since September 30, 2025.

Aircraft fuel. The $32.1 million, or 93.8%, increase in fuel cost for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, was primarily due to an increase in the number of flights we operated under our prorate agreements and charter operations and the corresponding increase in gallons of fuel we purchased and an increase in our average fuel cost per gallon from $3.04 for the three months ended September 30, 2025 to $4.56 for the three months ended September 30, 2026. We purchase and incur expense for all fuel on flights operated under our prorate agreements and charter operations. All fuel costs incurred under our capacity purchase agreements are either purchased directly by our major airline partner, or if purchased by us, we record the direct reimbursement as a reduction to our fuel expense. The following table summarizes the gallons of fuel we purchased under our prorate agreements and charter operations, for the periods indicated:

	For the three months ended September 30,
(in thousands)	2026	2025	% Change
Fuel gallons purchased	14,539	11,270	29.0%
Fuel expense	$66,303	$34,216	93.8%

Airport-related expenses. Airport-related expenses include airport-related customer service costs such as outsourced airport gate and ramp agent services, airport security fees, passenger interruption costs, deicing, landing fees and station rents. The $6.4 million, or 20.0%, increase in airport-related expenses for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, was primarily due to an increase in subcontracted airport services, station rents and landing fees as a result of an increase in the number of flights we operated under our prorate agreements. For clarity, our employee airport customer service labor costs are reflected in salaries, wages and benefits and customer service labor costs we outsource to third parties are included in airport-related expenses.

Other operating expenses. Other operating expenses primarily consist of aircraft rentals, property taxes, hull and liability insurance, simulator costs, crew per diem, crew hotel costs and credit loss reserves. The $13.6 million, or 17.5%, increase in other operating expenses for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025 was primarily due to higher training‑related hotel costs, driven by pilot training, and an increase in other operating costs as a result of the higher number of flights we operated during the three months ended September 30, 2026, compared to the three months ended September 30, 2025.

Summary of interest expense, interest income, other income (expense), net and provision for income taxes

Interest expense. The $1.0 million, or 3.8%, decrease in interest expense for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 was primarily due to debt repayments, partially offset by the interest on new debt issued at higher interest rates since September 30, 2025.

Interest income. Interest income decreased $2.5 million, or 23.4%, for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025. The decrease in interest income was primarily related to a decrease in our marketable securities from September 30, 2025 to September 30, 2026.

Other income (expense), net. Other income (expense), net increased $1.9 million for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. Other income (expense), net primarily consists of the unrealized and realized gains and losses on our investments in other companies, income or loss related to our equity method investments and gains or losses on the sale of assets. The increase in other income (expense), net was primarily due to unrealized losses recognized during the three months ended September 30, 2025 that did not recur in the three months ended September 30, 2026.

Provision for income taxes. For the three months ended September 30, 2026 and 2025, our effective income tax rates were 25.1% and 26.0%, respectively, which included the statutory federal income tax rate of 21% and other reconciling income tax items, including state income taxes and the impact of non-deductible expenses. The decrease in the effective tax rate for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025 was the result of a discrete tax benefit resulting from a change in the estimated state tax rate used to value deferred taxes for the three months ended September 30, 2026, offset by greater non-deductible expense for the three months ended September 30, 2026, compared to the three months ended September 30, 2025.

Net income. Primarily due to the factors described above, we generated net income of $119.5 million, or $3.08 per diluted share, for the three months ended September 30, 2026, compared to net income of $116.4 million, or $2.81 per diluted share, for the three months ended September 30, 2025.

Nine Months Ended September 30, 2026 and 2025

Operational Statistics

The following table sets forth our major operational statistics and the associated percentage changes for the periods identified below. The increase in block hours and departures during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was primarily due to additional aircraft operating under our capacity purchase agreements and additional routes operated under our prorate agreements during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.

	For the nine months ended September 30,
Block hours by aircraft type:	2026	2025	% Change
E175s	670,964	648,593	3.4%
E170s	4,611	—	NM
CRJ900s	89,458	69,929	27.9%
CRJ700s	174,396	200,037	(12.8)%
CRJ550s	85,898	45,224	89.9%
CRJ200s	136,029	148,888	(8.6)%
Total block hours	1,161,356	1,112,671	4.4%

Departures	661,574	651,017	1.6%
Passengers carried	34,264,378	34,929,392	(1.9)%
Passenger load factor	79.8%	82.0%	(2.2)	pts
Average passenger trip length (miles)	464	457	1.5%

NM= Not meaningful

Operating Revenues

The following table summarizes our operating revenue for the periods indicated (dollar amounts in thousands):

	For the nine months ended September 30,
	2026	2025	$ Change	% Change
Flying agreements	$3,126,549	$2,914,789	$211,760	7.3%
Lease, airport services and other	106,734	118,922	(12,188)	(10.2)%
Total operating revenues	$3,233,283	$3,033,711	$199,572	6.6%

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

We disaggregate our flying agreements revenue into the following categories (dollar amounts in thousands):

	For the nine months ended September 30,
	2026	2025	$ Change	% Change
Capacity purchase agreements flight operations revenue	$1,986,903	$1,994,660	$(7,757)	(0.4)%
Capacity purchase agreements aircraft lease revenue	552,768	476,781	75,987	15.9%
Prorate agreements and charter revenue	586,878	443,348	143,530	32.4%
Flying agreements revenue	$3,126,549	$2,914,789	$211,760	7.3%

Combined “Capacity purchase agreements flight operations revenue” and “Capacity purchase agreements aircraft lease revenue” increased 2.8% for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, driven primarily by a 4.4% increase in block hour production during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. The increase in aircraft lease revenue and decrease in flight operations revenue was primarily due to a reallocation of variable consideration between non-lease and lease components based on relative standalone selling prices as a result of capacity purchase agreement contract amendments entered into since September 30, 2025.

The increase in prorate agreements and charter revenue of $143.5 million, or 32.4%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was primarily due to an increase in prorate departures, passengers and passenger revenue we received on routes we operated under our prorate agreements during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.

The decrease in lease, airport services and other revenues of $12.2 million, or 10.2%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was primarily due to a decrease in revenue from maintenance services provided to third parties during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.

Operating Expenses

Individual expense components attributable to our operations are set forth in the following table (dollar amounts in thousands):

	For the nine months ended September 30,
	2026	2025	$ Change	% Change
Salaries, wages and benefits	$1,278,677	$1,159,188	$119,489	10.3%
Aircraft maintenance, materials and repairs	695,382	695,963	(581)	(0.1)%
Depreciation and amortization	258,993	272,070	(13,077)	(4.8)%
Aircraft fuel	165,770	86,163	79,607	92.4%
Airport-related expenses	107,028	86,815	20,213	23.3%
Other operating expenses	271,888	249,864	22,024	8.8%
Total operating expenses	$2,777,738	$2,550,063	$227,675	8.9%

Salaries, wages and benefits. The $119.5 million, or 10.3%, increase in salaries, wages and benefits for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was primarily due to an increase in direct labor costs supporting the higher number of flights we operated during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, and due to an increase in pilot training costs associated with higher pilot attrition rates since September 30, 2025.

Aircraft maintenance, materials and repairs. The $0.6 million, or 0.1%, decrease in aircraft maintenance expense for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was primarily due to lower discrete maintenance events and a reduction in maintenance services provided to third parties, partially offset by an increase in our flight volume, which increased our maintenance activity and related expenses, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.

Depreciation and amortization. The $13.1 million, or 4.8%, decrease in depreciation and amortization expense for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was primarily due to a revision of the estimated useful lives of our E175 aircraft, as discussed under “Critical Accounting Policies and Estimates,” partially offset by increased depreciation expense from additions to property and equipment, including the acquisition of 11 new E175 aircraft and spare engines since September 30, 2025.

Aircraft fuel. The $79.6 million, or 92.4%, increase in fuel cost for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was primarily due to an increase in the number of flights we operated under our prorate agreements and charter operations and the corresponding increase in gallons of fuel we purchased and an increase in our average fuel cost per gallon from $2.98 for the nine months ended September 30, 2025 to $4.19 for the nine months ended September 30, 2026. We purchase and incur expense for all fuel on flights operated under our prorate agreements and charter operations. All fuel costs incurred under our capacity purchase agreements are either purchased directly by our major airline partner, or if purchased by us, we record the direct reimbursement as a reduction to our fuel expense. The following table summarizes the gallons of fuel we purchased under our prorate agreements and charter operations, for the periods indicated:

	For the nine months ended September 30,
(in thousands)	2026	2025	% Change
Fuel gallons purchased	39,592	28,870	37.1%
Fuel expense	$165,770	$86,163	92.4%

Airport-related expenses. Airport-related expenses include airport-related customer service costs such as outsourced airport gate and ramp agent services, airport security fees, passenger interruption costs, deicing, landing fees and station rents. The $20.2 million, or 23.3%, increase in airport-related expenses for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was primarily due to an increase in subcontracted airport services, station rents and landing fees as a result of an increase in the number of flights we operated under our prorate agreements. For clarity, our employee airport customer service labor costs are reflected in salaries, wages and benefits and customer service labor costs we outsource to third parties are included in airport-related expenses.

Other operating expenses. Other operating expenses primarily consist of aircraft rentals, property taxes, hull and liability insurance, simulator costs, crew per diem, crew hotel costs and credit loss reserves. The $22.0 million, or 8.8%, increase in other operating expenses for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025 was primarily due to higher training‑related hotel costs, driven by pilot training, and an increase in other operating costs as a result of the higher number of flights we operated during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. These increases were partially offset by elevated credit loss reserves we recorded during the nine months ended September 30, 2025 that did not continue to elevate during the nine months ended September 30, 2026.

Summary of interest expense, interest income, other income (expense), net and provision for income taxes

Interest expense. The $5.3 million, or 6.6%, decrease in interest expense for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 was primarily due to debt repayments, partially offset by the interest on new debt issued at higher interest rates since September 30, 2025.

Interest income. Interest income decreased $6.2 million, or 19.6%, for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The decrease in interest income was primarily related to a decrease in our marketable securities from September 30, 2025 to September 30, 2026.

Other income (expense), net. Other income (expense), net decreased $5.8 million for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. Other income (expense), net primarily consists of the unrealized and realized gains and losses on our investments in other companies, income or loss related to our equity method investments and gains or losses on the sale of assets. The decrease in other income (expense), net was primarily the result of a decrease in the gain on the sale of assets and a decrease in the fair value of our investments in other companies for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.

Provision for income taxes. For the nine months ended September 30, 2026 and 2025, our effective income tax rates were 20.7% and 23.5%, respectively, which included the statutory federal income tax rate of 21% and other reconciling income tax items, including state income taxes, the impact of non-deductible expenses and a discrete tax benefit on employee equity awards that vested during the period. The decrease in the effective tax rate for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025 was primarily due to a discrete tax benefit resulting from a change in the estimated state tax rate used to value deferred taxes for the nine months ended September 30, 2026 and a higher discrete tax benefit from additional tax deductions generated from employee equity awards that vested for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.

Net income. Primarily due to the factors described above, we generated net income of $321.9 million, or $8.11 per diluted share, for the nine months ended September 30, 2026, compared to net income of $337.2 million, or $8.14 per diluted share, for the nine months ended September 30, 2025.

Our Business Segments

Three Months Ended September 30, 2026 and 2025

For the three months ended September 30, 2026, our reportable segments, which were the basis of our internal financial reporting, consisted of (1) the operations of SkyWest Airlines and SWC (collectively, “SkyWest Airlines and SWC”) and (2) SkyWest Leasing activities. Our segment disclosure relates to components of our business for which separate financial information is available to, and regularly evaluated by, our chief operating decision maker.

The following table sets forth our SkyWest Airlines and SWC segment data for the three months ended September 30, 2026 and 2025 (in thousands):

	For the three months ended September 30,
	(dollar amounts in thousands)
	2026	2025	$ Change	% Change
Operating revenues	$961,124	$892,618	$68,506	7.7%

Salaries, wages and benefits	429,082	390,969	38,113	9.7%
Aircraft maintenance, materials and repairs	233,736	236,745	(3,009)	(1.3)%
Depreciation and amortization	40,662	40,778	(116)	(0.3)%
Interest expense	3,805	2,662	1,143	42.9%
Other segment items(1)	194,995	144,963	50,032	34.5%
SkyWest Airlines and SWC Segment profit(2)	$58,844	$76,501	$(17,657)	(23.1)%
(1)	Other segment items for SkyWest Airlines and SWC include aircraft fuel; airport related expenses; other operating expenses consisting primarily of property taxes, hull and liability insurance, simulator costs, crew per diem and crew hotel costs and credit loss reserves; interest income and other income (expense), net. See results of operations for the three months ended September 30, 2026 for a discussion of significant changes associated with these items.
(2)	Segment profit is equal to income before income taxes.

SkyWest Airlines and SWC Segment Profit. SkyWest Airlines and SWC segment profit was $58.8 million for the three months ended September 30, 2026, compared to $76.5 million for the three months ended September 30, 2025.

SkyWest Airlines and SWC block hour production increased 4.5%, from 384,247 for the three months ended September 30, 2025 to 401,727 for the three months ended September 30, 2026, primarily due to additional aircraft operating under our capacity purchase agreements and prorate agreements. Significant items contributing to the SkyWest Airlines and SWC segment profit for the three months ended September 30, 2026 are set forth below.

SkyWest Airlines and SWC operating revenues increased $68.5 million, or 7.7%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to an increase in block hour production and higher prorate revenue during the three months ended September 30, 2026, compared to the three months ended September 30, 2025.

SkyWest Airlines and SWC’s salaries, wages and benefits expense increased $38.1 million, or 9.7%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to an increase in direct labor costs that resulted from the higher number of flights we operated during the three months ended September 30, 2026, compared to the three months ended September 30, 2025, and due to an increase in pilot training costs associated with higher pilot attrition rates since September 30, 2025.

SkyWest Airlines and SWC’s aircraft maintenance, materials and repairs expense decreased $3.0 million, or 1.3%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to lower discrete maintenance events, partially offset by an increase in our flight volume, which increased our maintenance activity and related expenses, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025.

SkyWest Airlines and SWC’s depreciation and amortization expense decreased $0.1 million, or 0.3%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025. The majority of our depreciation associated with our E175 fleet and related fixed assets is reflected in the SkyWest Leasing segment. Accordingly, the SkyWest Airlines and SWC segment had no significant change in its depreciation expense for the three months ended September 30, 2026 and 2025.

SkyWest Airlines and SWC’s interest expense increased $1.1 million, or 42.9%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to higher interest rates on new debt for engine financings since September 30, 2025.

SkyWest Airlines and SWC’s other segment items increased $50.0 million, or 34.5%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily related to an increase in fuel costs of $32.1 million, which reflected a higher number of prorate flights we operated and an increase in the cost per gallon of fuel; airport-related expenses, such as subcontracted airport services, station rents and landing fees; and other operating costs, such as crew per diem and crew hotel costs, as a result of the higher number of flights we operated during the three months ended September 30, 2026, compared to the three months ended September 30, 2025.

The following table sets forth our SkyWest Leasing segment data for the three months ended September 30, 2026 and 2025 (in thousands):

	For the three months ended September 30,
	(dollar amounts in thousands)
	2026	2025	$ Change	% Change
Operating revenues	$156,231	$157,411	$(1,180)	(0.7)%

Salaries, wages and benefits	665	665	—	—%
Aircraft maintenance, materials and repairs	5,691	11,233	(5,542)	(49.3)%
Depreciation and amortization	35,618	51,696	(16,078)	(31.1)%
Interest expense	20,830	22,949	(2,119)	(9.2)%
Other segment items(1)	(7,216)	(9,800)	2,584	(26.4)%
SkyWest Leasing Segment profit(2)	$100,643	$80,668	$19,975	24.8%
(1)	Other segment items for SkyWest Leasing include other operating expenses consisting primarily of property taxes and credit loss reserves; aircraft rentals; interest income and other income (expense), net.
(2)	Segment profit is equal to income before income taxes.

SkyWest Leasing Segment Profit. SkyWest Leasing profit increased $20.0 million, or 24.8%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to a decrease in depreciation expense as a result of a revision of the estimated useful lives of our E175 aircraft, as discussed under

“Critical Accounting Policies and Estimates,” and a decrease in incremental maintenance services provided to third parties, which decreased operating revenue and contributed to the reduction in aircraft maintenance, materials and repair expense for the three months ended September 30, 2026, compared to the three months ended September 30, 2025.

Nine Months Ended September 30, 2026 and 2025

For the nine months ended September 30, 2026, our reportable segments, which were the basis of our internal financial reporting, consisted of (1) the operations of SkyWest Airlines and SWC (collectively, “SkyWest Airlines and SWC”) and (2) SkyWest Leasing activities. Our segment disclosure relates to components of our business for which separate financial information is available to, and regularly evaluated by, our chief operating decision maker.

The following table sets forth our SkyWest Airlines and SWC segment data for the nine months ended September 30, 2026 and 2025 (in thousands):

	For the nine months ended September 30,
	(dollar amounts in thousands)
	2026	2025	$ Change	% Change
Operating revenues	$2,756,961	$2,563,605	$193,356	7.5%

Salaries, wages and benefits	1,276,682	1,157,193	119,489	10.3%
Aircraft maintenance, materials and repairs	671,349	654,830	16,519	2.5%
Depreciation and amortization	118,442	117,531	911	0.8%
Interest expense	10,298	8,830	1,468	16.6%
Other segment items(1)	537,643	404,189	133,454	33.0%
SkyWest Airlines and SWC Segment profit(2)	$142,547	$221,032	$(78,485)	(35.5)%
(1)	Other segment items for SkyWest Airlines and SWC include aircraft fuel; airport related expenses; other operating expenses consisting primarily of property taxes, hull and liability insurance, simulator costs, crew per diem and crew hotel costs and credit loss reserves; interest income and other income (expense), net. See results of operations for the nine months ended September 30, 2026 for a discussion of significant changes associated with these items.
(2)	Segment profit is equal to income before income taxes.

SkyWest Airlines and SWC Segment Profit. SkyWest Airlines and SWC segment profit was $142.5 million for the nine months ended September 30, 2026, compared to $221.0 million for the nine months ended September 30, 2025.

SkyWest Airlines and SWC block hour production increased 4.4%, from 1,112,671 for the nine months ended September 30, 2025 to 1,161,356 for the nine months ended September 30, 2026, primarily due to additional aircraft operating under our capacity purchase agreements and prorate agreements, and an increase in the utilization of our aircraft. Significant items contributing to the SkyWest Airlines and SWC segment profit for the nine months ended September 30, 2026 are set forth below.

SkyWest Airlines and SWC operating revenues increased $193.4 million, or 7.5%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to an increase in block hour production and higher prorate revenue during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.

SkyWest Airlines and SWC’s salaries, wages and benefits expense increased $119.5 million, or 10.3%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to an increase in direct labor costs that resulted from the higher number of flights we operated during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, and due to an increase in pilot training costs associated with higher pilot attrition rates since September 30, 2025.

SkyWest Airlines and SWC’s aircraft maintenance, materials and repairs expense increased $16.5 million, or 2.5%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to higher flight volume, which increased the maintenance activity and related expenses, partially offset by lower discrete maintenance events, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.

SkyWest Airlines and SWC’s depreciation and amortization expense increased $0.9 million, or 0.8%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to an increase in depreciation from the acquisition of additional assets, including engines and used airframes, since September 30, 2025. The majority of our depreciation associated with our E175 fleet and related fixed assets is reflected in the SkyWest Leasing segment.

SkyWest Airlines and SWC’s interest expense increased $1.5 million, or 16.6%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to higher interest rates on new debt for engine financings since September 30, 2025.

SkyWest Airlines and SWC’s other segment items increased $133.5 million, or 33.0%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily related to an increase in fuel costs of $79.6 million, which reflected a higher number of prorate flights we operated and an increase in the cost per gallon of fuel; airport-related expenses, such as subcontracted airport services, station rents and landing fees; and other operating costs, such as crew per diem and crew hotel costs, as a result of the higher number of flights we operated during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.

The following table sets forth our SkyWest Leasing segment data for the nine months ended September 30, 2026 and 2025 (in thousands):

	For the nine months ended September 30,
	(dollar amounts in thousands)
	2026	2025	$ Change	% Change
Operating revenues	$476,322	$470,106	$6,216	1.3%

Salaries, wages and benefits	1,995	1,995	—	—%
Aircraft maintenance, materials and repairs	24,033	41,133	(17,100)	(41.6)%
Depreciation and amortization	140,551	154,539	(13,988)	(9.1)%
Interest expense	63,728	70,465	(6,737)	(9.6)%
Other segment items(1)	(17,549)	(17,997)	448	(2.5)%
SkyWest Leasing Segment profit(2)	$263,564	$219,971	$43,593	19.8%
(1)	Other segment items for SkyWest Leasing include other operating expenses consisting primarily of property taxes and credit loss reserves; aircraft rentals; interest income and other income (expense), net.
(2)	Segment profit is equal to income before income taxes.

SkyWest Leasing Segment Profit. SkyWest Leasing profit increased $43.6 million, or 19.8%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, due to an increase in revenue earned under our capacity purchase agreements attributed to the ownership of new E175 aircraft acquired since September 30, 2025; a decrease in incremental maintenance services provided to third parties, which partially offset the increase in operating revenue and contributed to the reduction in aircraft maintenance, materials and repair expense; a decrease in depreciation expense as a result of a revision of the estimated useful lives of our E175 aircraft, as discussed under “Critical Accounting Policies and Estimates”; and a decrease in interest expense due to debt repayments, partially offset by the interest on new debt issued at higher interest rates since September 30, 2025.

Liquidity and Capital Resources

As of September 30, 2026, we had $568.9 million in cash and cash equivalents and marketable securities. As of September 30, 2026, we had $79.0 million available for borrowings under our line of credit. Given our available liquidity as of September 30, 2026, we believe the working capital currently available to us will be sufficient to meet our present financial requirements, including planned capital expenditures, scheduled lease payments and debt service obligations for at least the next 12 months.

Our total cash, cash equivalents and marketable securities decreased from $706.9 million as of December 31, 2025 to $568.9 million as of September 30, 2026, or by $138.0 million. Our total long-term debt, including current maturities, was $2.4 billion as of December 31, 2025 and September 30, 2026. Additionally, during the nine months ended September 30, 2026, we repurchased 2,353,281 shares of our common stock for $224.8 million under a stock repurchase program authorized by our Board of Directors. At September 30, 2026, our total capital mix (measured as a ratio of total stockholder equity and total long-term debt, including current maturities) was 54.3% equity and 45.7% total long-term debt, compared to 53.4% equity and 46.6% total long-term debt at December 31, 2025.

As of September 30, 2026, and December 31, 2025, we had $45.3 million and $47.2 million, respectively, in letters of credit and surety bonds outstanding with various banks and surety institutions. We had no restricted cash as of September 30, 2026, and December 31, 2025.

Sources and Uses of Cash

Cash Position and Liquidity. The following table provides a summary of the net cash provided by or used in our operating, investing and financing activities for the nine months ended September 30, 2026 and 2025, and our total cash and marketable securities positions as of September 30, 2026, and December 31, 2025 (in thousands):

	For the nine months ended September 30,
	2026	2025	$ Change	% Change
Net cash provided by operating activities	$567,615	$708,860	$(141,245)	(19.9)%
Net cash used in investing activities	(319,668)	(519,207)	199,539	(38.4)%
Net cash used in financing activities	(298,869)	(372,487)	73,618	(19.8)%

	September 30,	December 31,
	2026	2025	$ Change	% Change
Cash and cash equivalents	$71,751	$122,673	$(50,922)	(41.5)%
Marketable securities	497,177	584,236	(87,059)	(14.9)%
Total	$568,928	$706,909	$(137,981)	(19.5)%

Cash Flows provided by Operating Activities

Our cash flows provided by operating activities were $567.6 million for the nine months ended September 30, 2026, compared to $708.9 million for the nine months ended September 30, 2025. Our operating cash flows are typically impacted by various factors including our net income, adjusted for non-cash expenses and gains such as depreciation expense, stock-based compensation expense and gains or losses on the disposal of assets; and timing of cash payments and cash receipts attributed to our various current asset and liability accounts, such as accounts receivable, inventory, accounts payable, income taxes, accrued liabilities, deferred revenue and unbilled revenue.

The decrease in our cash flow from operations for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was primarily driven by a decrease in current liabilities, excluding current maturities of long-term debt, due to the timing of cash payments for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, and a decrease in income before income taxes for the comparable periods.

Cash Flows used in Investing Activities

Our cash flows used in investing activities were $319.7 million for the nine months ended September 30, 2026, compared to cash flows used in investing activities of $519.2 million for the nine months ended September 30, 2025. Our investing cash flows are typically impacted by various factors including our capital expenditures, such as the acquisition of aircraft and spare engines; deposit payments and refunds of previously made deposits on new aircraft;

purchase and sales of marketable securities; proceeds from the sale of assets; and timing of cash payments and cash receipts attributed to our various long-term asset and long-term liability accounts.

Excluding the purchase and sale of marketable securities, which results in the transfer of dollars between our investments in marketable securities and our cash accounts, our cash used in investing activities increased from $384.8 million for the nine months ended September 30, 2025, to $405.6 million for the nine months ended September 30, 2026. Excluding the transfer of dollars between our investments in marketable securities and our cash accounts, the remaining increase in cash used in investing activities was primarily due to an increase in the cash used for capital expenditures, including aircraft deposits for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.

Cash Flows used in Financing Activities

Our cash flows used in financing activities were $298.9 million for the nine months ended September 30, 2026, compared to cash used in financing activities of $372.5 million for the nine months ended September 30, 2025. Our financing cash flows are typically impacted by various factors including proceeds from issuance of debt, principal payments on debt obligations and repurchases of our common stock.

The $73.6 million decrease in cash used in financing activities for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was primarily due to an increase of $261.2 million in proceeds from the issuance of long-term debt, net of principal payments on long-term debt, offset by an increase of $168.6 million in cash used to purchase treasury stock and an increase of $18.4 million in cash used for employee income taxes paid on vested equity awards in lieu of shares during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.

Significant Commitments and Obligations

General

See Note 7, “Leases, Commitments, Guarantees and Contingencies,” to the condensed consolidated financial statements for our commitments and obligations for each of the next five years and thereafter.

Purchase Commitments and Options

As of September 30, 2026, we had a firm purchase commitment for 63 new E175 aircraft from Embraer with delivery dates anticipated into 2031.

At the time of each aircraft acquisition, we evaluate the financing alternatives available to us, and select one or more of these methods to fund the acquisition. In recent years, we have issued long-term debt to finance our new aircraft. At present, we intend to fund our aircraft purchase commitments through a combination of cash on hand and debt financing. Based on current market conditions and discussions with prospective leasing organizations and financial institutions, we currently believe that we will be able to obtain financing for our committed acquisitions, as well as additional aircraft. We intend to finance the firm purchase commitment for 63 E175 aircraft with approximately 75-85% debt and the remaining balance with cash.

Aircraft Lease and Facility Obligations

We also have long-term lease obligations, primarily relating to our facilities, aircraft and engines. Excluding aircraft financed by our major airline partners that we operate for them under contract, we had eight aircraft under lease with remaining terms ranging from three years to four years as of September 30, 2026. These eight leased aircraft are subleased to a third party. Future minimum lease payments due under all long-term operating leases were approximately $120.4 million at September 30, 2026. Assuming a 6.3% discount rate, which is the average incremental borrowing rate we anticipate we would have incurred on debt obtained over a similar term to acquire these assets, the present value of these lease obligations would have been equal to approximately $84.1 million at September 30, 2026.

Long-term Debt Obligations

As of September 30, 2026, we had $2.4 billion of long-term debt, which consisted of $2.2 billion of debt used to finance aircraft and spare engines and $200.6 million of unsecured debt payable to the U.S. Department of the Treasury (“Treasury”). The average effective interest rate on our debt obligations was approximately 4.7% at September 30, 2026.

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

We have guaranteed $11.4 million in promissory notes of a third party in the event the third party defaults on its payments. The third party’s loans are secured by aircraft and engines.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended December 31, 2025, except as follows:

Aircraft Fuel

In the past, we have not experienced sustained material difficulties with fuel availability, and we currently expect to be able to obtain fuel at prevailing prices in quantities sufficient to meet our future needs. Pursuant to our capacity purchase agreements, United, Delta, American and Alaska have agreed to bear the economic risk of fuel price fluctuations on our contracted flights. We bear the economic risk of fuel price fluctuations on our prorate and charter operations. For the three months ended September 30, 2026, approximately 20.1% of our total flying agreements revenue was derived from prorate agreements and charter operations. For the three months ended September 30, 2026, the average price per gallon of aircraft fuel was $4.56. For illustrative purposes only, we have estimated the impact of the market risk of fuel price fluctuations on our prorate and charter operations using a hypothetical increase of 25% in the price per gallon we purchase. Based on this hypothetical assumption, we would have incurred an additional $16.6 million in fuel expense for the three months ended September 30, 2026.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, accurately and within the time periods specified in the rules and forms of the SEC. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of

September 30, 2026, those controls and procedures were effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

During the quarter ended September 30, 2026, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities. As of September 30, 2026, our management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on our financial position, liquidity or results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has adopted a stock repurchase program which authorizes us to repurchase shares of our common stock in the public market or in private transactions, from time to time, at prevailing prices. Our stock repurchase program adopted in May 2023 authorized the repurchase of up to $250.0 million of our common stock. The Board approved a $250.0 million increase to the existing stock repurchase program in May 2025 and an additional $250.0 million increase to the existing stock repurchase program in July 2026. The following table summarizes the repurchases under our stock repurchase program during the three months ended September 30, 2026:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in Thousands)
July 1, 2026 - July 31, 2026	263,125	$102.43	263,125	$286,250
August 1, 2026 - August 31, 2026	198,440	$105.68	198,440	$265,278
September 1, 2026 - September 30, 2026	275,960	$97.84	275,960	$238,278
Total	737,525	$101.59	737,525	$238,278
(1)	In May 2023, our Board of Directors approved a stock repurchase program and authorized us to repurchase up to $250.0 million of our common stock. In May 2025, the Board approved a $250.0 million increase to the existing stock repurchase program and an additional $250.0 million increase to the existing stock repurchase program in July 2026. Purchases are made at management’s discretion based on market conditions and financial resources. As of September 30, 2026, we had repurchased 8,029,100 shares of our common stock for $511.7 million and had $238.3 million remaining availability under the stock repurchase program.

ITEM 5.  OTHER INFORMATION

During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-3 filed on November 18, 2005).
3.2	Amended and Restated Bylaws of SkyWest, Inc., effective August 6, 2024 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on August 8, 2024).
*†10.1	Amendment No. 50, dated September 15, 2026, to Amended and Restated Delta Connection Agreement, dated September 8, 2005, between SkyWest Airlines, Inc. and Delta Air Lines, Inc.
*†10.2	Amendment No. 3, dated September 14, 2026, to Purchase Agreement COM0247-25, dated June 17, 2025, between Embraer S.A. and SkyWest, Inc.
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer
32.2	Certification of Chief Financial Officer
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, to be signed on its behalf by the undersigned, thereunto duly authorized, on October 30, 2026.

SKYWEST, INC.

By	/s/ Robert J. Simmons
Robert J. Simmons
Chief Financial Officer